Form 10-K/A
period 2018-12-31
Aptose Biosciences Inc.
filed 2019-04-12
CIK 882361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this “Amendment No. 2”) amends the Annual Report on Form 10-K of Aptose Biosciences Inc. for the year ended December 31, 2018, which was originally filed with the U.S. Securities and Exchange Commission on March 12, 2019 (the “Original 10-K”) and amended on March 26, 2019. This Amendment No. 2 is being filed to amend Item 9A of the Original 10-K in order to include two paragraphs that were inadvertently omitted from the Original 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 2. However, because no financial statements are contained within this Amendment No. 2, we are not including new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as specifically provided otherwise herein, this Amendment No. 2 does not reflect events occurring after March 12, 2019, the date of the filing of our Original 10-K, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the Original 10-K.

PART II.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of our fiscal year ended December 31, 2018, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934) was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, to allow timely decisions regarding required disclosure.

It should be noted that while our principal executive officer and principal financial officer believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

(b) Exhibits

The exhibits listed in Part IV, Item 15. “Exhibits, Financial Statement Schedules” of the Original 10-K were filed or incorporated by reference as part of the Original 10-K and the exhibits listed in the Exhibit Index below are filed herewith as part of this Amendment No. 2.

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 12th day of April, 2019.

Aptose Biosciences Inc.

By: /s/ William G. Rice

William G. Rice

Chairman, Chief Executive Officer and President