Form 10-K/A
period 2018-12-31
Aptose Biosciences Inc.
filed 2019-04-22
CIK 882361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 3)

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

EXPLANATORY NOTE

This Amendment No. 3 to Form 10-K (this “Amendment No. 3”) amends the Annual Report on Form 10-K of Aptose Biosciences Inc. (the “Company”) for the year ended December 31, 2018, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2019 (the “Original 10-K”) and amended on March 26, 2019 and April 12, 2019. This Amendment No. 3 is being filed solely for the purpose of replacing Exhibit 10.10 and Exhibit 10.15 from the Original 10-K with a new Exhibit 10.10 and Exhibit 10.15 in connection with the SEC’s new rules and procedures for exhibits containing immaterial, competitively harmful information and the Company’s withdrawal of its confidential treatment request pertaining to the same exhibits. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 3. However, because no financial statements are contained within this Amendment No. 3, we are not including new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as specifically provided otherwise herein, this Amendment No. 3 does not reflect events occurring after March 12, 2019, the date of the filing of our Original 10-K, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 3 should be read in conjunction with the Original 10-K.

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

3. Exhibits.

See note below under (b).

(b) Exhibits

The exhibits listed in Part IV, Item 15. “Exhibits, Financial Statement Schedules” of the Original 10-K were filed or incorporated by reference as part of the Original 10-K and Exhibit 10.10 and Exhibit 10.15 listed in the Exhibit Index below are filed herewith as part of this Amendment No. 3 to replace Exhibit 10.10 and Exhibit 10.15 of the Original 10-K.

Exhibit Number	Description of Document

10.10^*	Option and License Agreement between the Company and CrystalGenomics, Inc. dated March 21, 2016.
10.15^*	License Agreement dated as of March 6, 2018 between the Company and Ohm Oncology Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

^ Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 22nd day of April, 2019.

Aptose Biosciences Inc.

By: /s/ William G. Rice

William G. Rice

Chairman, Chief Executive Officer and President