Form 10-Q
period 2019-03-31
Aptose Biosciences Inc.
filed 2019-05-07
CIK 882361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from        to

Commission File Number: 1-35447

APTOSE BIOSCIENCES INC.

(Exact Name of Registrant as Specified in Its Charter)

Canada	98-1136802
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

251 Consumers Road, Suite 1105

Toronto, Ontario, Canada M2J 4R3

(Address of Principal Executive Offices)

647-479-9828

(Registrant’s Telephone Number, Including Area Code)

Not applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	APTO	Nasdaq Capital Market

As of May 7, 2019, the registrant had 43,764,509 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Interim Financial Statements

(Unaudited)

APTOSE BIOSCIENCES INC.

For the three months ended March 31, 2019 and 2018

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Financial Position (Expressed in thousands of US dollars) (unaudited)

	March 31, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$16,581	$15,299
Investments	449	440
Prepaid expenses	539	646
Other current assets	95	101
Total current assets	17,664	16,486

Non-current assets:
Property and equipment	379	384
Right-of-use assets, operating leases	1,680	–
Total non-current assets	2,059	384

Total assets	$19,723	$16,870
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,170	$1,315
Accrued liabilities	1,322	1,474
Current portion of lease liability, operating leases	485	–
Total current liabilities	2,977	2,789

Non-current liabilities:
Lease liability, operating leases	1,322	–
Total liabilities	4,299	2,789

Shareholders’ equity:
Share capital:
Common shares, no par value, unlimited authorized shares, 41,499,112 and 38,161,808 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	267,250	261,072
Additional paid-in capital	33,625	32,963
Accumulated other comprehensive loss	(4,307)	(4,316)
Deficit	(281,144)	(275,638)
Total shareholders’ equity	15,424	14,081

Total liabilities and shareholders’ equity	$19,723	$16,870

See accompanying notes to condensed consolidated interim financial statements (unaudited).

Subsequent events (note 12)

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statement of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018

Revenue	$–	$–

Expenses:
Research and development	3,340	3,140
General and administrative	2,260	3,702
Operating Expenses	5,600	6,842

Other income (expense):
Interest income	92	44
Foreign exchange gains/( losses)	2	(16)
Total other income	94	28

Net loss	(5,506)	(6,814)

Other comprehensive loss:
Unrealized gain/(losses) on securities available-for-sale	9	(2)
Total comprehensive loss	$(5,497)	$(6,816)

Basic and diluted loss per common share	$(0.14)	$(0.23)

Weighted average number of common shares outstanding used in the calculation of (in thousands) Basic and diluted loss per common share	39,846	29,042

See accompanying notes to condensed consolidated interim financial statements (unaudited)

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity

(Expressed in thousands of US dollars)

(unaudited)

	Common Shares		Additional	Accumulated other
	Shares (thousands)	Amount	paid-in capital	comprehensive loss	Deficit	Total

Balance, December 31, 2018	38,162	$261,072	$32,963	$(4,316)	$(275,638)	$14,081
Common shares issued under the 2018 ATM	77	178				178
Common shares issued pursuant to 2018 share purchase agreement	3,260	6,000	–	–	–	6,000
Stock-based compensation	–	–	662	–	–	662
Other comprehensive loss	–	–	–	9	–	9
Net loss	–	–	–	–	(5,506)	(5,506)
Balance, March 31, 2019	41,499	267,250	33,625	(4,307)	(281,144)	15,424

Balance, December 31, 2017	27,502	$231,923	$29,365	$(4,316)	$(246,770)	$10,202
Common shares issued pursuant to 2017 share purchase agreement	3,200	8,855	–	–	–	8,855
Stock-based compensation	–	–	2,228	–	–	2,228
Other comprehensive loss	–	–	–	(2)	–	(2)
Net loss	–	–	–	–	(6,814)	(6,814)
Balance, March 31, 2018	30,702	$240,778	$31,593	$(4,318)	$(253,584)	$14,469

See accompanying notes to condensed consolidated interim financial statements (unaudited)

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in thousands of US dollars)

(unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018

Cash flows from operating activities:
Net loss for the period	$(5,506)	$(6,814)
Items not involving cash:
Stock-based compensation	662	2,228
Depreciation and amortization	29	16
Amortization of right-of-use assets	124	–
Interest on lease liabilities	24	–
Operating lease payments amortized to lease liabilities	(99)	–
Unrealized foreign exchange (gain)/loss	(2)	26
Change in non-cash operating working capital:
Prepaid expenses	107	73
Other assets	6	(23)
Accounts payable	(145)	(227)
Accrued liabilities	(74)	667
Cash used in operating activities	(4,874)	(4,054)

Cash flows from financing activities:
Issuance of common shares under 2017 share purchase agreement	–	8,860
Issuance of common shares under 2018 share purchase agreement	6,000	–
Issuance of common shares under the ATM, net of broker commission	178	–
Cost of offerings	–	(5)
Cash provided by financing activities	6,178	8,855

Cash flows from (used in) investing activities:
Purchase of property and equipment	(24)	(24)
Cash provided by (used in) investing activities	(24)	(24)

Effect of exchange rate fluctuations on cash and cash equivalents held	2	–

Increase in cash and cash equivalents	1,282	4,777

Cash and cash equivalents, beginning of period	15,299	10,631
Cash and cash equivalents, end of period	$16,581	$15,408

See accompanying notes to condensed consolidated interim financial statements (unaudited)

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three months ended March 31, 2019 and 2018
(Tabular amounts in thousands of United States dollars, except per share amounts)

1.	Reporting entity:

Aptose Biosciences Inc. (“Aptose” or the “Company”) is a clinical-stage biotechnology company committed to discovering and developing personalized therapies addressing unmet medical needs in oncology. The Company’s executive offices are located in San Diego, California and its head office is located in Toronto, Canada.

Aptose has two clinical-stage programs and a second program that is discovery-stage and partnered with another company. CG026806 (“CG-806”), Aptose’s pan-FMS-like tyrosine kinase 3 / pan-Bruton’s tyrosine kinase inhibitor, was recently approved by the U.S. Food and Drug Administration (FDA) for a phase 1 safety trial for the treatment of patients with relapsed / refractory Acute Myeloid Leukemia (R/R AML) and patients having certain B-cell malignancies. APTO-253, Aptose’s second program, is a small molecule MYC inhibitor and is currently enrolling patients in a Phase 1b clinical trial for the treatment of patients with R/R blood cancers, including AML and high-risk Myelodysplastic Syndrome.

2.	Significant accounting policies

(a)	Basis of consolidation:

These condensed consolidated interim financial statements include the accounts of its subsidiaries. All intercompany transactions, balances, revenue and expenses are eliminated on consolidation.

(b)	Basis of presentation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, for the interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC, related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, or Annual Report, filed with the SEC on March 12, 2019. In the opinion of management, these condensed consolidated interim financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

(c)	Significant accounting policies, estimates and judgments:

During the three months ended March 31, 2019, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as described below for Lease accounting.

The preparation of the condensed consolidated interim financial statements requires management to make judgments, estimates and assumptions that affect the application of accounting policies and reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual outcomes could differ from those estimates. The condensed consolidated interim financial statements include estimates, which, by their nature, are uncertain.

The impacts of such estimates are pervasive throughout the condensed consolidated interim financial statements and may require accounting adjustments based on future occurrences.

The estimates and underlying assumptions are reviewed on a regular basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected.

(d)	Foreign currency:

The functional and presentation currency of the Company is the US dollar.

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three months ended March 31, 2019 and 2018
(Tabular amounts in thousands of United States dollars, except per share amounts)

(e)	Leases

Effective January 1, 2019, the Company adopted Financial Accounting Standards Board, or FASB, standard ASU No. 2016-02, “Leases (Topic 842)”. The Company’s operating leases of tangible property with terms greater than twelve months are recognized as right of use assets, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term, and a corresponding lease liability, which represents the lessee’s obligation to make lease payments under a lease, measured on a discounted basis. The Company adopted the new standard using the alternative transition method, which permits a company to use its effective date as the date of initial application without restating comparative period financial statements. Landlord inducements in the form of free rent periods are netted against lease payments to the landlord in measuring right-of-use assets and lease liabilities.

Impact of adoption:

As a result of adopting Topic 842, we recorded as of January 1, 2019, a right of use asset of approximately $1.570 million, and a lease liability of approximately $1.647 million. Upon adoption, landlord inducements of approximately $78 thousand were de-recognized, and a corresponding adjustment was made to right-of-use assets.

(f)	Concentration of risk:

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

Cash and cash equivalents consists of cash of $1.233 million (December 31, 2018 - $621 thousand), deposits in high interest savings accounts and other term deposits with maturities less than 90 days totaling of $15.348 million (December 31, 2018 - $14.678 million).

4.	Right-of-use assets:

	Three months ended March 31, 2019	Year ended December 31, 2018

Right-of-use assets, January 1, 2019	1,570	–
Additions to right-of-use assets	234	–
Right-of-use assets, March 31, 2019	1,804	–
Accumulated amortization	(124)	–
Right-of use assets, NBV	1,680	–

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three months ended March 31, 2019 and 2018
(Tabular amounts in thousands of United States dollars, except per share amounts)

5.	Investments:

Investments consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019

	Cost	Unrealized gain	Market value

Guaranteed investment certificate	$440	9	449

	December 31, 2018

	Cost	Unrealized loss	Market value

Guaranteed investment certificate	$458	(18)	440

6.	Fair value measurements and financial instruments:

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

Level 3 - inputs are unobservable (supported by little or no market activity).

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

The following table presents the Company’s assets that are measured at fair value on a recurring basis for the periods presented:

	March 31, 2019	Level 1	Level 2	Level 3
Assets

High interest savings account	$1,164	$–	$1,164	$–
United States treasury bills	4,486	–	4,486	–
Government of Canada promissory notes	4,986	–	4,986	–
Guaranteed investment certificates, Royal Bank of Canada	5,161	–	5,161	–

	$15,797	$–	$15,797	$–

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three months ended March 31, 2019 and 2018
(Tabular amounts in thousands of United States dollars, except per share amounts)

	December 31, 2018	Level 1	Level 2	Level 3
Assets

High interest savings account	$496	$–	$496	$–
United States treasury bills	3,989	–	3,989	–
Canadian provincial promissory notes	5,991	–	5,991	–
Guaranteed investment certificates, Royal Bank of Canada	4,642	–	4,642	–

	$15,118	$–	$15,118	$–

7.	Accrued liabilities:

Accrued liabilities as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018

Accrued personnel related costs	$907	$955
Accrued research and development expenses	198	257
Other accrued expenses	217	262
	$1,322	$1,474

8.	Lease liability

Aptose leases office space and lab space in San Diego, California. The lease for the office space expires on March 31, 2023 and can be extended for an additional 5 year period. The lease for our lab space expired on February 29, 2019, and on February 18, 2019 was renewed until February 28, 2022. We lease office space in Toronto, Ontario, Canada. The lease for this location expires on June 30, 2023 with an option to renew for another 5-year period. The Company has not included any extension periods in calculating its right-to-use assets and lease liabilities. The Company also enters into leases for small office equipment.

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,
2019	$369
2020	521
2021	532
2022	460
2023	119
Thereafter	–
$2,001

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three months ended March 31, 2019 and 2018
(Tabular amounts in thousands of United States dollars, except per share amounts)

To calculate the lease liability, the lease payments in the table above were discounted over the remaining term of the leases using the Company’s incremental borrowing rate as at January 1, 2019 for existing leases at the time of adopting the Topic 842, and for new leases after the date adoption, as at the date of the execution date of the new lease. The following table presents the weighted average remaining term of the leases and the weighted average discount rate:

Three months ended March 31, 2019
Weighted-average remaining term – operating leases (in years)	3.8
Weighted-average discount rate – operating leases	5.42%

Lease liability, current portion	485
Lease liability, long term portion	1,322
Lease liability, total	1,807

Right-of-use assets obtained in exchange for new operating lease liabilities are as follows:

Three months ended March 31, 2019

Right-of-use assets recorded upon adoption of Topic 842, January 1, 2019	$1,570
Right-of-use assets obtained in exchange for new operating lease liabilities in the period	$234

Operating lease costs and operating cash flows from our operating leases are as follows:

Three months ended March 31, 2019

Operating lease cost	$148

Operating cash flows from operating leases	$99

Comparable figures are not presented as the Company adopted the new standard using the alternative transition method, which permits a company to use its effective date as the date of initial application without restating comparative period financial statements.

9.	Share capital:

The Company has authorized share capital of an unlimited number of common voting shares.

(a)	Equity issuances:

(i)	2018 Share Purchase agreement

On May 30, 2018, the Company entered into the 2018 Aspire Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20 million of Common Shares over approximately 30 months. Pursuant to the terms of this agreement, on June 8, 2018, the Company issued 170,261 Common Shares (“Commitment Shares”) to Aspire Capital in consideration for entering into the 2018 Aspire Purchase Agreement. The Company recorded $600 thousand in general and administrative expenses related to the issuance of the Commitment Shares. During the three months ended March 31, 2019, the Company issued 3,259,955 common shares under the 2018 Aspire Purchase Agreement at an average price of $1.84 per share for gross and net proceeds of $6 million. On a cumulative basis to March 31, 2019, the Company has raised a total of approximately $7.9 million gross and net proceeds under the Aspire Purchase Agreement.

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three months ended March 31, 2019 and 2018
(Tabular amounts in thousands of United States dollars, except per share amounts)

(ii)	2017 Share purchase agreement

On October 27, 2017, we entered into the 2017 Aspire Purchase Agreement, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15,500,000 of Common Shares over approximately 30 months. During the year ended December 31, 2017, and pursuant to the terms of the Aspire Purchase Agreement, Aspire Capital purchased 357,143 Common Shares for gross proceeds of $500 thousand ($324 thousand net of cash share issue costs) and we also issued 321,429 Common Shares to Aspire Capital in consideration for entering into the Aspire Purchase Agreement. On a cumulative basis to March 31, 2018, the Company has raised a total of $9.4 million gross proceeds under the Aspire Purchase Agreement, the total amount that was available under the Agreement. On a cumulative basis to December 31, 2018, the Company has raised a total of $15.5 million gross proceeds under the Aspire Purchase Agreement, the total amount that was available under the Agreement.

(iii)	2018 At-The-Market (“ATM”) Facility

On March 28, 2018, the Company entered into an “At-The-Market” Facility (“ATM”) equity distribution agreement with Cantor Fitzgerald acting as sole agent. Under the terms of this facility, the Company may, from time to time, sell shares of our common stock having an aggregate offering value of up to $30 million through Cantor Fitzgerald on the Nasdaq Capital Market. During the three months ended March 31, 2019, the Company issued 77,349 shares under this ATM equity facility at an average price of $2.37 for gross proceeds of $183 thousand ($178 thousand net of share issue costs). Costs associated with the proceeds consisted of a 3% cash commission. On a cumulative basis to March 31, 2019, the Company has raised a total of $11.2 million gross proceeds ($10.9 million net of share issue costs) under the ATM Facility.

(b)	Loss per share:

Loss per common share is calculated using the weighted average number of common shares outstanding and is presented in the table below:

	Three months ended March 31, 2019	Three months ended March 31, 2018

Net loss	$(5,506)	$(6,814)
Weighted-average common shares – basic and diluted	39,846	29,042
Net loss per share – basic and diluted	$(0.14)	$(0.23)

The effect of any potential exercise of the Company’s stock options outstanding during the three month periods ended March 31, 2019 and March 31, 2018 has been excluded from the calculation of diluted loss per common share as it would be anti-dilutive.

10.	Stock-based compensation:

(a)	Stock options

Under the Company’s stock option plan, options, rights and other entitlements may be granted to directors, officers, employees and consultants of the Company to purchase up to a maximum of 17.5% of the total number of outstanding common shares, estimated at 7.3 million options, rights and other entitlements as at March 31, 2019. Options are granted at the fair market value of the common shares on the closing trading price of the Company’s stock on the day prior to the grant if the grant is made during the trading day or the closing trading price on the day of grant if the grant is issued after markets have closed. Options vest at various rates (immediate to four years) and have a term of 10 years.

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three months ended March 31, 2019 and 2018
(Tabular amounts in thousands of United States dollars, except per share amounts)

Stock option transactions for the three months ended March 31, 2019, are summarized as follows:

Option numbers are in (000’s)
		Three months ended March 31, 2019	Weighted average
	Options	Weighted average exercise price	remaining contractual life (years)

Outstanding, beginning of period	4,489	$3.11
Granted	1,414	1.91
Forfeited	(119)	2.67
Outstanding, end of the period	5,784	2.86	8.1
Exercisable, end of the period	3,237	3.33	7.2
Vested and expected to vest, end of period	5,400	2.90	8.0

As of March 31, 2019, there was $2.19 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.71 years.

The following table presents the weighted average assumptions that were used in the Black-Scholes option pricing model to determine the fair value of stock options granted during the period, and the resultant weighted average fair values:

	Three months ended March 31, 2019	Three months ended March 31, 2018

Risk-free interest rate	2.41%	2.39%
Expected dividend yield	–	–
Expected volatility	84.0%	93.9%
Expected life of options (in years)	5	5
Grant date fair value	$1.29	$2.14

The Company uses historical data to estimate the expected dividend yield and expected volatility of its common shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

Stock options granted by the Company during the three months ended March 31, 2019, vest 50% after one year and 16.67% on each of the next three anniversaries, except for 335,000 options which vest 100% after one year.

Stock options granted by the Company during the three months ended March 31, 2018, vest 50% after one year and 16.67% on each of the next three anniversaries, except for 91,000 options which vest 50% after one year and 25% on each of the next two anniversaries and 850,000 options which vested immediately on the grant date.

The Company recorded share-based payment expense related to stock options as follows:

	Three months ended March 31, 2019	Three months ended March 31, 2018

Research and development	$118	$367
General and administrative	544	1,861
Total	$662	$2,228

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three months ended March 31, 2019 and 2018
(Tabular amounts in thousands of United States dollars, except per share amounts)

11.	Related party transactions:

The Company uses Moores Cancer Center at the University of California San Diego (UCSD) to provide pharmacology lab services to the Company. Dr. Stephen Howell is the Acting Chief Medical Officer of Aptose and is also a Professor of Medicine at UCSD and oversees the laboratory work. The work is completed under the terms of research services agreements executed in March 2015 and has been extended annually. In March 2019, the Board approved an extension of this agreement for twelve months for services up to $300,000. These transactions are in the normal course of business and are measured at the amount of consideration established and agreed to by the related parties.

During the three months ended March 31, 2019, the Company recorded $62 thousand (2018 – $61 thousand) in research and development expenses related to the agreement.

12.	Subsequent events

Subsequent to the quarter end, the Company issued 2,242,478 shares under the 2018 Aspire Purchase Agreement at an average price of $1.7837 per share for gross and net proceeds of $4 million.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this management’s discussion and analysis, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion should be read in conjunction with our condensed consolidated interim financial statements and accompanying notes contained in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

All amounts are expressed in United States dollars unless otherwise stated.

OVERVIEW

Aptose Biosciences is a science-driven biotechnology company advancing first-in-class targeted agents to treat life-threatening cancers, such as acute myeloid leukemia (“AML”), high-risk myelodysplastic syndromes (“MDS”), chronic lymphocytic leukemia (“CLL”) and other hematologic malignancies. Based on insights into the genetic and epigenetic profiles of certain cancers and patient populations, Aptose is building a pipeline of novel oncology therapies directed at dysregulated processes and signaling pathways. Aptose is developing targeted medicines for precision treatment of these diseases, based on the specific gene expression signature of a patient’s malignancy. In the treatment of cancer, this strategy is intended to optimize efficacy and quality of life by minimizing the cytotoxic side effects associated with conventional therapies. We currently have in development two molecules: CG026806 (“CG-806”) and APTO-253, both being evaluated for safety, tolerance, pharmacokinetics and signals of efficacy in Phase 1 clinical trials. Each molecule is described below:

CG-806 is an orally administered, highly potent first-in-class pan-FLT3/pan-BTK inhibitor. Development of CG-806 is intended for the treatment of patients having B-cell malignancies including CLL, small lymphocytic lymphoma (“SLL”) and certain non-Hodgkin’s lymphomas (“NHL”) that are resistant/refractory/intolerant to other therapies, as well as for patients with relapsed/refractory Acute Myeloid Leukemia (“R/R AML”), including the emerging populations resistant to FMS-like tyrosine kinase 3 (“FLT3”) inhibitors. CG-806 is a highly potent, reversible, non-covalent inhibitor of the wild type and mutant forms of the Bruton’s tyrosine kinase (“BTK”) enzyme. Overexpression of BTK drives certain B cell malignancies, and treatment of such B cell malignancies with covalent BTK inhibitors that target the cysteine residue in the active site of BTK have heralded dramatic responses in many patients, but also can lead to drug resistance via mutation of the cysteine amino acid residue to a serine residue (“BTK-C481S mutant”) thus rendering such covalent inhibitors less effective. CG-806 targets the ATP-binding pocket of BTK through a reversible, non-covalent mechanism, thereby allowing CG-806 to retain low nanomolar potency against the BTK-C481S mutant enzyme. Simultaneously, CG-806 inhibits aberrant intracellular BTK signaling and a handful of other oncogenic signaling pathways, thereby allowing CG-806 to exert potent and direct killing of the cancer cells without targeting pathways often associated with toxicities. Thus, CG-806 may serve as a novel therapeutic agent to treat B cell malignancy patients that are refractory, resistant or intolerant to covalent BTK inhibitors and other non-covalent BTK inhibitors currently in development. In addition to potent inhibition of wild type and mutant forms of the BTK enzyme, CG-806 exhibits high potency (picomolar to low nanomolar IC50 values) for inhibition of the FLT3 cell surface receptor with the Internal Tandem Duplication (“FLT3-ITD”) and significant potency against all other mutant forms of FLT3. Because of the potency of CG-806 against the FLT3 receptor, it may become an effective therapy for AML patients, including the subset of patients having the FLT3-ITD, which occurs in approximately 30% of patients with AML and is associated with poor prognosis. As noted above, CG-806 also suppresses the initiation and intracellular transmission of other oncogenic signaling pathways which are operative in AML, thereby potentially allowing the agent to become a broadly active and important therapeutic option for the difficult-to-treat AML patient population and hopefully slowing the pace of drug resistance in patients.

APTO-253 is our Phase 1-stage small molecule therapeutic agent that inhibits expression of the MYC oncogene without causing general myelosuppression of the bone marrow. The MYC oncogene is overexpressed in hematologic cancers, including AML and certain B cell malignancies. MYC is a transcription factor that regulates cell growth, proliferation, differentiation and apoptosis, and overexpression amplifies new sets of genes to promote survival of cancer cells. APTO-253 down regulates expression of the MYC oncogene in AML cells and depletes those cells of the MYC oncoprotein, leading to apoptotic cell death in AML cells. Indeed, the first AML patient administered the lowest dose level (20 mg/m2) of APTO-253 experienced a significant reduction in the expression of MYC in blood cells (“PBMCs”) during the 28-day cycle of therapy, and no drug-related adverse events were noted. Thus, APTO-253 may serve as a safe and effective MYC inhibitor for AML that combines well with other agents and does not significantly impact the normal bone marrow.

PROGRAM UPDATES

CG-806

On March 25, 2019, we announced that the U.S Food and Drug Administration (“FDA”) granted Aptose Investigational New Drug (“IND”) allowance to initiate its Phase 1 clinical trial for CG-806. The Phase 1 clinical trial is a multicenter, open label, dose-escalation study with expansions to assess the safety, tolerability, PK, and preliminary efficacy of CG-806 in patients with CLL, SLL or NHL. The initial goal of the trial is to evaluate safety, tolerability and pharmacokinetics of CG-806 in these patient populations and to observe for signals of efficacy. CG-806 in gelatin capsules will be dosed every 12 hours during a 28-day cycle, and the starting dose will be 150mg. Pending the collection of predictive pharmacokinetic data in humans, Aptose plans to seek allowance from the FDA to move CG-806 into the AML/MDS patient population in a separate Phase I trial.

In May 2018, we paid $2.0 million in cash and obtained the rights to CG-806, for all fields of use, in all territories outside of the Republic of Korea and China, by exercising an option we obtained through a June 2016 option-license agreement with South Korean company CrystalGenomics, Inc. (“CG”), granting us an exclusive option to research, develop and commercialize (collectively the “Rights”) CG-806.

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

We created a scalable chemical synthetic route for the manufacture of CG-806 drug substance and have scaled the manufacture of API (active pharmaceutical ingredient, or drug substance) to kg levels. We manufactured and delivered a batch of API which was used for Dose Range Finding Studies that were performed and completed in early January 2018. We completed in March 2018 the manufacture of a multi-kg batch of Good Laboratory Practice (“GLP”) grade API and then formulated that API into a drug product for use in IND-enabling GLP toxicology studies. We also completed the manufacture of a multi-kg batch of API under Good Manufacturing Product (“GMP”) conditions as our API supply for our first-in-human clinical trials, and we manufactured under GMP conditions two dosage strengths of capsules to serve as our clinical supply in those human studies. Although we have been able to manufacture API and capsules to support clinical supplies under GMP conditions, research and development funds are being utilized to support further exploratory formulation studies in an ongoing effort to craft a superior formulation for CG-806. During the year ended December 31, 2018, we completed the in-life dosing phase of the IND-enabling GLP toxicology studies and received audited reports for such studies early in fiscal 2019.

We have continued to augment our patent protection on CG-806. On September 12, 2017, we announced that we received a notice from the United States Patent and Trademark Office (“USPTO”) stating that our U.S. Patent Application had been issued as a patent. The patent claims numerous compounds, including the CG-806 compound, pharmaceutical compositions comprising the CG-806 compound, and methods of treating various diseases caused by abnormal or uncontrolled activation of protein kinases. On July 9, 2018, we received a notice from the Japan Patent Office stating that our Japan Patent Application has been issued as a patent. The patent claims the CG-806 compound, pharmaceutical compositions comprising the CG-806 compound, and uses for treating various diseases caused by abnormal or uncontrolled activation of protein kinases. On September 27, 2018, we announced that the European Patent Office had issued a patent. The granted patent claims the CG-806 compound, pharmaceutical compositions comprising the CG-806 compound, and uses for treating diseases caused by abnormal or uncontrolled activation of protein kinases, such as cancer. This European patent will be nationalized in, and cover, approximately forty European countries including the United Kingdom, France, Germany, Italy, the Netherlands and Spain. The patent is expected to provide protection until the end of 2033. Finally, on March 4, 2019, we announced that the Australian Patent Office had issued a patent that claims various compounds, including the CG-806 compound, pharmaceutical compositions comprising the CG-806 compound, and uses for the treatment of various diseases, such as lymphoma or leukemia. The patent is expected to provide protection until December 2033.

We have completed several studies that demonstrate the highly differentiated profile of CG-806. Key studies that have been presented at scientific forums are as follows:

On April 15, 2018, at the 2018 Annual Meeting of the American Association for Cancer Research (AACR), we presented with the OHSU Knight Cancer Institute preclinical data demonstrating that CG-806, a pan-FLT3/pan-BTK inhibitor, demonstrates broader activity and superior potency to other FLT3 and BTK inhibitors against primary bone marrow samples from patients with hematologic malignancies. We also presented preclinical data demonstrating CG-806 targets multiple pathways to kill diverse subtypes of AML and B-cell malignancies in vitro.

On June 15, 2018, at the 23rd Congress of the European Hematology Association (EHA), we presented, during a poster presentation, preclinical data demonstrating CG-806 unique binding to wild type and C481S mutant BTK. Further, we presented that CG-806 suppresses the BCR, AKT/PI3K, ERK and NFkB signaling pathways and exerts broader and far greater potency of direct cancer cell killing that Ibrutinib against malignant bone marrow cells from patients with CLL, ALL and a host of other hematologic malignancies.

On December 3, 2018, we announced two separate poster presentations at the American Society of Hematology (ASH) Annual Meeting being held on December 1-4, 2018. The OHSU Knight Cancer Institute and Aptose presented data in one poster and the team at The University of Texas MD Anderson Cancer Center (“MDACC”) presented data in a separate poster. These presentations highlighted several key findings. First, in collaboration with the MDACC, orally administered CG-806 demonstrated efficacy in a patient derived xenograft (“PDX”) study in which the bone marrow cells from a patient with AML having dual ITD and D835 mutations in FLT3 were implanted into a mouse. The dual FLT3 mutant form of AML represents a very difficult to treat population that has shown resistance to other FLT3 inhibitors, and data from the PDX model suggest that CG-806 may be useful in treating such patients. Secondly, Aptose presented high level data from preclinical GLP toxicology studies that demonstrate orally administered CG806 is a well-tolerated targeted molecule. Finally, in collaboration with the OHSU Knight Cancer Center, studies of CG-806 on 124 samples of freshly isolated bone marrow from CLL patients demonstrated both broader and greater cell killing potency for CG-806 than Ibrutinib.

On April 1, 2019, at the 2019 Annual Meeting of the American Association for Cancer Research (AACR), Aptose, along with our collaborators at OHSU Knight Cancer Institute, presented data highlighting CG-806 was more potent than other FLT3 inhibitors including midostaurin, sorafenib, sunitinib, dovitinib, quizartinib, crenolanib and gilteritinib. CG-806 was equally potent against cells from patients in the adverse, intermediate and favorable risk groups (2017 ELN risk stratification), and cells from patients with relapsed or transformed AML (World Health Organization classification) were as sensitive as those from patients with de novo AML. The data demonstrated potency in primary AML patient samples across all AML subgroups including relapsed/refractory/transformed AML and those with genetic abnormalities related to poor prognosis. While patient samples with FLT3-ITD mutations were expected to have greater sensitivity to CG-806, the most surprising correlation was the sensitivity of patient samples with IDH1 R132 mutations. The enhanced sensitivity of IDH-1 mutant AML to CG-806 warrants investigation in the clinical setting. Moreover, in studies of CG-806 on AML patient bone marrow samples, we demonstrated that mutations in p53, ASXL1 and NPM1  do not hinder the potency of CG-806.

CG-806 is being developed with the intent to deliver the agent as an oral therapeutic and to develop it for relapsed and refractory (R/R) AML/ MDS and for appropriate B cell malignancies (including CLL, SLL and NHL). In collaboration with the FDA, we were granted IND allowance to evaluate CG-806 as part of a Phase 1 program in patients with B cell malignancies, and we now are finalizing our strategy to perform the clinical studies in patients with AML/MDS. As clinical trials are lengthy, complex, costly, and uncertain processes, an estimate of the future costs is not reasonable at this time.

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

APTO-253

Phase IB Trial

APTO-253, a small molecule inhibitor of MYC gene expression, is being evaluated by Aptose in a Phase Ib clinical trial in patients with relapsed / refractory (“R/R”) hematologic malignancies, particularly R/R-AML and high-risk MDS. The Phase Ib, multicenter, open-label, dose-escalation clinical trial of APTO-253 is designed to assess the safety, tolerability, pharmacokinetics and pharmacodynamic responses and efficacy of APTO-253 as a single agent and determine the recommended Phase II dose. APTO-253 will be administered once weekly, over a 28-day cycle. The dose escalation stage of the study could potentially enroll up to 20 patients with R/R-AML or high-risk MDS. The study is designed to then transition, as appropriate, to single-agent expansion cohorts in R/R-AML and/or high-risk MDS.

We initiated our first site in September 2018 and it is important to note 1) only one patient is required for each of the two lowest dose cohorts in this study, 2) that R/R-AML patients are acutely ill, and 3) that a DLT  in the first or second cohort could require expansion of the cohort to six patients. For these reasons, Aptose is exercising a highly judicious selection process for patients in the lowest two dose cohorts. On November 28, 2018 we announced that we dosed the first patient in the re-initiation of the Phase 1b Clinical Study of APTO-253. In January 2019, we provided data on the Aptose website that we observed meaningful reductions in MYC expression in the PBMC from the first patient dosed with the new formulation of APTO-253. Efforts continue to activate additional clinical sites and recruit AML/MDS patients with high performance status.

We are continuing to manufacture additional drug substance and drug product for use in the ongoing trial. We have completed a second 2kg GMP batch of drug substance and plan shortly to manufacture an additional batch of GMP drug product.

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

Clinical Hold – 2015, Resolved

APTO-253, a small molecule MYC inhibitor, was being evaluated by Aptose in a Phase Ib clinical trial in patients with R/R hematologic malignancies, particularly R/R-AML and high-risk MDS before being placed on clinical hold by the FDA in November 2015. The Phase Ib trial of APTO-253 was placed on clinical hold as a consequence of an event that occurred at a clinical site with the infusion procedure. Ultimately, a root cause investigation determined that the event resulted from chemistry and manufacturing based issues, all of which were incorporated into a Chemistry, Manufacturing and Control amendment to the IND application. Effective June 29, 2018, the clinical hold was lifted and the APTO-253 clinical trial was re-initiated.

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

We then completed all tasks required to return APTO-253 to the Phase Ib clinical trial.

Preclinical data presented at scientific forums are as follows:

•	On April 17, 2018, at the 2018 Annual Meeting of the American Association for Cancer Research (AACR), we presented preclinical data demonstrating that APTO-253 is a new addition to the repertoire of drugs that can exploit DNA BRCA1/2 deficiency, broadening the potential applicability of APTO-253 towards solid cancer indications.

•	On June 4, 2018, we announced that preclinical data elucidating the mechanism of action of APTO-253 were published in two separate articles in the June 2018 issue (Volume 17, Number 6) of Molecular Cancer Therapeutics, a peer-reviewed journal of the American Associate for Cancer Research. The most important finding disclosed in the published articles is the ability of the APTO-253 small molecule to bind to and stabilize a G-quadruplex DNA motif found in the promoter regulatory region of the MYC oncogene and to inhibit expression of the MYC gene, thereby depleting the cells of the MYC oncoprotein and leading to cancer cell death. These findings make APTO-253 the only clinical stage molecule that can directly target the MYC gene and inhibit its expression.

•	On April 1, 2019, at the 2019 Annual Meeting of the American Association for Cancer Research (AACR), Aptose, we presented in vitro studies that further define the mechanism of action of APTO-253. Researchers found that APTO-253 targets a G-quadruplex motif in the P1/P2 promoter region of the MYC gene and inhibits MYC gene expression to induce apoptosis, resulting in its ability to potently kill hematologic malignant cell lines and primary samples from AML and CLL patients. In this study, researchers performed long-term in vitro studies to determine if and how cells might develop resistance to APTO-253. MYC driven Raji cells required three years in increasing concentrations of APTO-253 in order to adopt multiple modifications and develop high level resistance to APTO-253. These modifications include up-regulation of the ABCG2 transporter, acquisition of a more stable MYC protein lacking the conserved core sequence of MYC Box III generated by deletion of an internal region of the MYC gene exon 2, and utilization of alternate P3 promoter not inhibited by G4 binding and stabilization.

Multi-Targeting Epigenetic Program

In November 2015, we announced an exclusive drug discovery partnership with Laxai Avanti Life Sciences (“LALS”) for the development of next generation epigenetic-based therapies. Under the agreement, LALS was responsible for optimizing candidates derived from our collaboration with the Moffitt Cancer Center, which was terminated in January 2017, for the development of dual-targeting single agent inhibitors for the treatment of hematologic and solid tumor cancers and we would own global rights to all newly discovered candidates characterized and optimized under the collaboration, including all generated intellectual property. As of November 2016, LALS and we had generated novel compounds that inhibit both the bromodomain proteins and oncogenic kinases, while improving pharmaceutical properties that could serve as a basis for further optimization towards a lead preclinical candidate. However, due to a prioritization of development efforts, LALS and we suspended work on the program in January 2017, and the collaboration with LALS was terminated. However, the program delivered novel intellectual property and compelling hit molecules for further optimization.

On March 7, 2018, we entered into an exclusive global license agreement with Ohm Oncology (“OHM”), an affiliate of LALS that was formed in 2016 to advance the clinical development of compelling molecules derived from the LALS initiative, for the development, manufacture and commercialization of APL-581, as well as related molecules from our dual bromodomain and extra-terminal domain motif protein and kinase inhibitor program. Under the agreement, we will retain reacquisition rights to certain molecules, while OHM/LALS will have the rights to develop and sublicense all other molecules. We have received two separate upfront cash payments and are eligible to receive up to $125 million of additional payments based on the achievement of certain development, regulatory and sales milestones, as well as significant royalties on future sales generated from the program, if any.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and technology acquisitions primarily from equity financing, proceeds from the exercise of warrants and stock options, and interest income on funds held for future investment.

The following table presents our cash and cash equivalents, investments and working capital as at March 31, 2019 and December 31, 2018.

(in thousands)	Balances at March 31, 2019	Balances at December 31, 2018
Cash and cash equivalents	$16,581	$15,299
Investments	449	440
Total	$17,030	$15,739

Working capital	$14,687	$13,697

Working capital reflects cash, cash equivalents, investments and prepaid expenses and other current assets less current liabilities. Current liabilities of $2.977 million as at March 31, 2019 include approximately $485 thousand related to the current portion of the Company’s lease liability. There is no comparable amount in current liabilities of $2.789 million as at December 31, 2018. See “Critical Accounting Policies” below.

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

Cash flows:

The following table presents a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended,
(in thousands)	March 31, 2019	March 31, 2018

Net cash provided by (used in):
Operating activities	$(4,874)	$(4,054)
Investing activities	(24)	(24)
Financing activities	6,178	8,855
Effect of exchange rates changes on cash and cash equivalents	2	-
Net increase in cash and cash equivalents	$1,282	$4,777

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

In managing our liquidity risk, we have considered our available cash and cash equivalents and investments as at March 31, 2019. We have also considered our ability to continue to raise funds in 2019 through the ATM Facility with Cantor Fitzgerald and through the 2018 Purchase Agreement with Aspire Capital, each of which is described further below, in assessing whether we will have sufficient resources to fund research and development operations through to at least the twelve-month period ending from the date of this report.

At-The-Market Facility

On March 27, 2018, we entered into an at-the-market equity facility (“ATM Facility”) with Cantor Fitzgerald & Co (“Cantor Fitzgerald”), acting as sole agent. Under the terms of this facility, we may, from time to time, sell our Common Shares having an aggregate offering value of up to $30 million through Cantor Fitzgerald. We determine, at our sole discretion, the timing and number of shares to be sold under the ATM Facility.

During the year ended December 31, 2018, we issued 4,085,615 Common Shares under the ATM Facility at an average price of $2.71 for gross proceeds of approximately $11.1 million ($10.7 million net of share issue costs). In the three-month period ended March 31, 2019, we issued an additional 77,349 Common Shares under this facility at an average price of $2.37 for gross proceeds of approximately $183.0 thousand. As at the filing date of this Quarterly Report on Form 10-Q , there is approximately $18.7 million available on this facility.

Common Shares Purchase Agreements

In October 2017, we entered into a Common Shares Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) to sell up to $15.5 million of Common Shares to Aspire Capital. Under the terms of the Purchase Agreement, in October 2017, Aspire Capital made an initial purchase of 357,143 Common Shares at a price of $1.40 per share, representing gross proceeds of approximately $500.0 thousand ($324.0 thousand net of share issue costs). We also issued 321,429 Common Shares at a value of $1.40 per share to Aspire Capital as consideration for Aspire Capital entering into the Purchase Agreement. During the year ended December 31, 2018, we issued 5,231,953 Common Shares under the Purchase Agreement at an average price of $2.77 for gross proceeds of approximately $15 million.

On a cumulative basis, we raised a total of $15.5 million under the Purchase Agreement, the total amount that was available under the Purchase Agreement.

In May 2018, we entered into a second Common Share Purchase Agreement (the “2018 Purchase Agreement”) with Aspire Capital to sell up to $20.0 million of Common Shares to Aspire Capital. Under the terms of the 2018 Purchase Agreement, Aspire Capital has committed to purchase up to an aggregate of $20.0 million of our Common Shares, at our request from time to time during a 30-month period beginning on the effective date of a registration statement related to the transaction and at prices based on the market price at the time of each sale. The registration statement was made effective on June 8, 2018. Under the terms of the 2018 Purchase Agreement, we issued 170,261 Common Shares at a value of $3.524 per share to Aspire Capital as consideration for Aspire Capital entering into the 2018 Purchase Agreement, and during the year ended December 31, 2018, we issued 907,547 Common Shares at an average price of $2.12 for gross proceeds of approximately $1.9 million. In the three months ended March 31, 2019, we issued 3,259,955 shares at an average price of $1.84 per share for gross proceeds of $6.0 million. Subsequent to March 31, 2019, we issued 2,242,478 Common Shares at a price of approximately $1.78 per share for gross and net proceeds of $4.0 million. As of May 2, 2019, the Company has issued 6,409,980, the maximum number of shares issuable under this facility without shareholder approval and on May 7, 2019 the agreement was terminated.

On May 7, 2018 we entered into a new Common Share Purchase Agreement (the “Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) where Aspire Capital has committed to purchase up to $20MM of common shares of Aptose, at Aptose’s request from time to time, for up to 30 months.  The Agreement is subject to approval by the Toronto Stock Exchange (“TSX”) and NASDAQ, limits the amount of Aptose’s common shares that Aspire can own at one time to 9.99% of the issued and outstanding common shares of the Company, and limits the maximum number of common shares that can be issued under the Agreement to 19.99% of the Company’s outstanding common shares on the date of the Agreement unless shareholder approval is obtained or the shares issued to date once the 19.99% threshold is reached have an average purchase price equal to or exceeding $2.10.

Upon receipt of the TSX and NASDAQ approval, as consideration for Aspire Capital’s obligation under the Agreement Aptose will issue 171,428 common shares to Aspire Capital as a commitment fee.

We will need additional cash in order to execute our research and development plans for our CG-806 and APTO-253 programs and associated general and administrative overhead costs. The Company will use the most efficient source of capital available to it which may include funds available from the ATM Facility.

Contractual Obligations

During the three-month period ended March 31, 2019, we entered into an operating lease agreement to renew our existing laboratory space for a three-year period. Minimum lease payments are as follows: $61 thousand for the remaining 9 months of 2019, $84 thousand for the year ended December 31, 2020; $86 thousand for the year ended December 31, 2021 and $14 thousand for the year ended December 31, 2022. These lease payments, along with our lease payments for our other operating leases, have been recorded as a right-of-use asset and lease liability on the statement of financial position. See “Critical Accounting Policies” below.

Other than the above, there were no material changes to our contractual obligations and commitments described under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which can be found on EDGAR at www.sec.gov/edgar.shtml and on SEDAR at www.sedar.com.

RESULTS OF OPERATIONS

A summary of the results of operations for the three month period ended March 31, 2019 and 2018 is presented below:

	Three months ended March 31,
(in thousands)	2019	2018

Revenues	$-	$-
Research and development expenses	3,340	3,140
General and administrative expenses	2,260	3,702
Total other income	94	28
Net loss	(5,506)	(6,814)
Other comprehensive gain/( loss)	9	(2)
Total comprehensive loss	(5,497)	(6,816)
Basic and diluted loss per common share	(0.14)	$(0.23)

The net loss for the three-month period ended March 31, 2019 decreased by $1.3 million to $5.5 million as compared with $6.8 million for the comparable period primarily as a result of a decrease of $1.6 million lower stock-based compensation in the current period, higher professional fees related to regulatory filings in the comparable period in support of financing activities and offset by higher operational costs (such as rent, salaries and travel) associated with having two molecules in clinical development.

Research and Development

The research and development expenses for the three-month period ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,
(in thousands)	2019	2018

Program costs – CG-806	$1,386	$1,354
Program costs – APTO-253	1,128	921
Personnel expenses	699	489
Stock-based compensation	118	367
Depreciation of equipment	9	9
	3,340	3,140

Research and development expenses of $3.3 million for the three-month period ended March 31, 2019 were comparable with $3.1 million for the comparative period. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

•	In the three-month period ended March 31, 2019, program costs for our CG-806 consisted mostly of costs to complete the preclinical studies and prepare regulatory filings in support of an IND filing, and the manufacturing of drug product for the Phase 1clinical trial. In the comparative period, expenses reflected the completion of two dose range finding studies and the manufacturing of a batch of the drug substance to be used in toxicity studies.
•	In the three-month period ended March 31, 2019, program costs for our APTO-253 program consisted mostly of costs related to the Phase 1b clinical trial, and manufacturing costs for a second GMP batch of APTO-253. In the comparative period, the Company completed production of a GMP batch of drug product, and initiated necessary studies to present to the FDA in support of removing the clinical hold.
•	An increase in personnel expenses mostly related to additional clinical research staff to support two Phase 1 clinical trials.
•	A decrease in stock option compensation related mostly to stock options granted in the three-month period ended March 31, 2018, of which 100,000 with a grant date fair value of $2.03 vested immediately, contributing to higher expenses in that period.

General and Administrative

The general and administrative expenses for the three-month periods ending March 31, 2019 and 2018 are as follows:

	Three months ended March 31,
(in thousands)	2019	2018

General and administrative, excluding non-cash items	$1,696	$1,834
Stock-based compensation	544	1,861
Depreciation of equipment	20	7
	$2,260	$3,702

General and administrative expenses of $2.3 million for the three-month period ended March 31, 2019 decreased by approximately $1.4 million compared with $3.7 million for the comparative period, primarily as a result of the following:

•	General and administrative expenses, excluding non-cash items, decreased by approximately $138.0 thousand, primarily as a result of higher professional and regulatory fees in support of financing activities in the three months ended March 31, 2018, and offset by higher travel, rent and salaries expense in the current period, in support of increased activities in the business.
•	Stock-based compensation decreased by approximately $1.3 million in the three months ended March 31, 2019, compared with the three months ended March 31, 2018 mostly related to approximately 1,059,000 stock options granted to directors, executive officers and general and administrative employees in the three-month period ended March 31, 2018, of which 750,000 with a grant date fair value of $2.03 vested immediately. In the current period, 1,024,000 stock options were granted to directors, executive officers and general and administrative employees with a grant date fair value of $1.29. Stock options granted by the Company during the three months ended March 31, 2019, vest over four years, except for 335,000 options which vest after one year.

OFF-BALANCE SHEET ARRANGEMENTS

As at March 31, 2019, we are not party to any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies and Estimates

We periodically review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. As part of this process, we have reviewed our selection, application and communication of critical accounting policies and financial disclosures. Management has discussed the development and selection of the critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure relating to critical accounting policies in this Management’s Discussion and Analysis.

Significant accounting judgments and estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report for the fiscal year ended December 31, 2018 on Form 10-K filed with the United States Securities Exchange Commission (the “SEC”) on March 12, 2019. With the exception of the change to our accounting policy noted below as a result of the adoption of Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842)  there were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2019.

Effective January 1, 2019, the Company adopted Financial Accounting Standards Board, or FASB, standard ASU No. 2016-02, “Leases (Topic 842)”. The Company’s operating leases of tangible property with terms greater than twelve months are recognized as right-of-use assets, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term, and a corresponding lease liability, which represents the lessee’s obligation to make lease payments under a lease, measured on a discounted basis. The Company adopted the new standard using the alternative transition method, which permits a company to use its effective date as the date of initial application without restating comparative period financial statements. Landlord inducements in the form of free rent periods are netted against lease payments to the landlord in measuring right-of-use assets.

As a result of adopting Topic 842, we recorded as of January 1, 2019, a right-of-use asset of approximately $1.680 million, and a lease liability of approximately $1.757 million. Upon adoption, landlord inducements of approximately $78 thousand were de-recognized and a corresponding adjustment was made to right-of-use assets. The impact of the adopting Topic 842 on the Statement of Loss and Comprehensive Loss was nominal.

Management’s assessment of our ability to continue as a going concern involves making a judgment, at a particular point in time, about inherently uncertain future outcomes and events or conditions. Please see the “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q for a discussion of the factors considered by management in arriving at its assessment.

Other important accounting policies and estimates made by management are the valuation of contingent liabilities, the valuation of tax accounts, and the assumptions used in determining the valuation of share-based compensation.

Updated share information

As at May 7, 2019, we had 43,764,509 Common Shares issued and outstanding. In addition, there were 5,778,488 Common Shares issuable upon the exercise of outstanding stock options and upon the vesting of restricted share units.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of our fiscal quarter ended March 31, 2019, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of our fiscal quarter ended March 31, 2019, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, to allow timely decisions regarding required disclosure.

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

As of March 31, 2019, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of March 31, 2019, our internal control over financial reporting was effective based on those criteria. We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Risk Factors and Uncertainties

Any of the risks and uncertainties described below could significantly and negatively affect our business, prospects, financial condition, operating results, or credit ratings, which could cause the trading price of our Common Shares to decline. Additional risks and uncertainties not presently known to us, or risks that we currently consider immaterial, could also impair our business operations or financial condition. The following discussion of risk factors contains “forward-looking” statements, as discussed above. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 12, 2019.

Risks Related to our Business

We are an early stage development company with no significant revenues from product sales.(*)

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

Our product candidates require significant funding to reach regulatory approval assuming positive clinical results. For example, our product candidate APTO-253 began enrollment in a Phase Ib clinical trial in patients with relapsed or refractory AML and high risk MDS and was placed on clinical hold by the FDA following a voluntary suspension of dosing by us. That hold has been lifted, but significant additional funding will be necessary to complete the restarted Phase Ib clinical and, if required, Phase II or Phase III clinical trials. Similarly, we have recently received FDA approval to initiate a Phase 1 clinical trial with our product candidate CG-806 for patients with B-Cell Malignancies. Significant additional capital will be necessary to complete the Phase 1 clinical trial, and if required, Phase II or Phase III clinical trials. Such funding for our product candidates may be difficult, or impossible to raise in the public or private markets or through partnerships. If funding or partnerships are not readily attainable, the development of our product candidates may be significantly delayed or stopped altogether. The announcement of a delay or discontinuation of development would likely have a negative impact on our share price.

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

We have not been profitable since our inception in 1986. We reported net losses of $28.8 million in the fiscal year ended December 31, 2018, and $11.7 million in the fiscal year ended December 31, 2017, and as of December 31, 2018, we had an accumulated deficit of $276.0 million.

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

We have no sales, marketing or distribution experience. We currently expect to rely heavily on third parties to launch and market our products, if they are approved. However, if we elect to develop internal sales, distribution and marketing capabilities, we will need to invest significant financial and management resources. For products where we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

•	our inability to attract and build a significant marketing or sales force;

•	the revenues generated by any particular product not justifying the cost of establishing a marketing or sales force; and

•	the failure of our direct sales and marketing efforts.

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

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates (*)

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

Our preclinical studies and clinical trials may not generate positive results that will allow us to move towards the commercial use and sale of our product candidates. Furthermore, negative preclinical or clinical trial results may cause our business, financial condition, or results of operations to be materially adversely affected. For example, our Phase Ib clinical trial of APTO-253 in patients with relapsed or refractory AML and high risk MDS was placed on clinical hold by the FDA in November 2015 and since that time we have encountered manufacturing setbacks which further delayed the return of APTO-253 to the clinic. There can be no assurance that we will have the resources, or that we will decide, to continue the development of APTO-253. Even though the Phase Ib of APTO-253 has restarted , there is a long development path ahead that will take many years to complete and is prone to the risks of failure or delays inherent in drug development. Likewise, our CG-806 product candidate was recently approved for a Phase 1 clinical trial in patients with B-Cell malignancies, and it is expected to undergo many years of testing and regulatory examinations prior to any potential regulatory approvals.

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

We set goals for, and make public statements regarding, the expected timing of the accomplishment of objectives material to our success, such as the submission of an Investigational New Drug (“IND”) application, the commencement and completion of clinical trials and the expected costs to develop our product candidates. The actual timing and costs of these events can vary dramatically due to factors within and beyond our control, such as delays or failures in our IND submissions or clinical trials, issues related to the manufacturing of drug supply, uncertainties inherent in the regulatory approval process, market conditions and interest by partners in our product candidates, among other things. We may not make regulatory submissions or receive regulatory approvals as planned; our clinical trials may not be completed; or we may not secure partnerships for any of our product candidates. Any failure to achieve one or more of these milestones as planned would have a material adverse effect on our business, financial condition and results of operations.

Delays in clinical testing could result in delays in commercializing our product candidates and our business may be substantially harmed.

We cannot predict whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before us, which would impair our ability to successfully commercialize our product candidates and may harm our financial condition, results of operations and prospects. The recommencement and completion of clinical trials for our products, including the APTO-253 Phase I clinical trial and Phase I clinical trial for CG-806, may be delayed for a number of reasons, including delays related, but not limited, to:

•	failure by regulatory authorities to grant permission to proceed or placing the clinical trial on hold;

•	patients failing to enroll or remain in our trials at the rate we expect;

•	suspension or termination of clinical trials by regulators for many reasons, including concerns about patient safety or failure of our contract manufacturers to comply with Current Good Manufacturing Practice (“cGMP”) requirements;

•	any changes to our manufacturing process that may be necessary or desired;

•	delays or failure to obtain GMP-grade clinical supply from contract manufacturers of our products necessary to conduct clinical trials;

•	product candidates demonstrating a lack of safety or efficacy during clinical trials;

•	patients choosing an alternative treatment for the indications for which we are developing any of our product candidates or participating in competing clinical trials;

•	patients failing to complete clinical trials due to dissatisfaction with the treatment, side effects or other reasons;

•	reports of clinical testing on similar technologies and products raising safety and/or efficacy concerns;

•	competing clinical trials and scheduling conflicts with participating clinicians;

•	clinical investigators not performing our clinical trials on their anticipated schedule, dropping out of a trial, or employing methods not consistent with the clinical trial protocol, regulatory requirements or other third parties not performing data collection and analysis in a timely or accurate manner;

•	failure of our contract research organizations to satisfy their contractual duties or meet expected deadlines;

•	inspections of clinical trial sites by regulatory authorities or IRBs , or ethics committees finding regulatory violations that require us to undertake corrective action, resulting in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study;

•	one or more IRBs or ethics committees rejecting, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or

•	failure to reach agreement on acceptable terms with prospective clinical trial sites.

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

We rely on contract manufacturing organizations (“CMOs”), to manufacture our product candidates for some preclinical studies and clinical trials. We rely on CMOs for manufacturing, filling, packaging, storing and shipping of drug product in compliance with cGMP regulations applicable to our products. The FDA ensures the quality of drug products by carefully monitoring drug manufacturers’ compliance with cGMP regulations. The cGMP regulations for drugs contain minimum requirements for the methods, facilities and controls used in manufacturing, processing and packing of a drug product.

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

Further, the FDA, Health Canada and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether regulatory approval will be obtained for any of our product candidates. Our product candidates may not be approved even if they achieve their primary endpoints in future Phase III clinical trials or registration trials. The FDA, Health Canada or other regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase III clinical trial that has the potential to result in FDA, Health Canada or other agencies’ approval. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA, Health Canada or other regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

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

Our competitors’ existing and future products, therapies and technological approaches will compete directly with the products we seek to develop. Current and prospective competing products may be more effective than our existing and future products insofar as they may provide greater therapeutic benefits for a specific problem or may offer easier delivery or comparable performance at a lower cost.

For CG-806 and APTO-253 in AML, examples of potential competitors include companies that have developed, approved or are currently developing inhibitors that directly target the wild type include AbbVie (IMBRUVICA) and AstraZeneca (CALQUENCE) and Beigene Co., Ltd,. (Zanubrutinib).

Others that are developing inhibitors that target the C481S-mutant BTK include Arqule, Inc. (ARQ 531), Roche, Sunesis Pharmaceuticals (SNS-062) and Eli Lilly amongst others.

For CG-806 and APTO-253 in AML, examples of potential competitors include companies that have developed, approved or are currently developing non-targeted therapies include Jazz (VYXEOS), Pfizer (MYLOTARG) and Roche (VENCLEXTA), among others. Others that have developed or are developing highly targeted therapies such as FLT-3 include Novartis (RYDAPT), Astellas (XOSAPTA), Daiichi Sankyo (QUIZARTINIB), Arog (CRENOLANIB), and IDH1 include Agios (TIBSOVO) and Celgene/BMS (IDHIFA) among others.

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

In addition, United States patent laws may change, which could prevent or limit us from filing patent applications or patent claims in the United States to protect our products and technologies or limit the exclusivity periods that are available to patent holders for United States patents. For example, the Leahy-Smith America Invents Act, (the “Leahy-Smith Act”) was signed into law in 2011 and includes a number of significant changes to United States patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. It is not clear what, if any, impact the Leahy-Smith Act will ultimately have on the cost of prosecuting our patent applications in the United States, our ability to obtain patents in the United States based on our discoveries and our ability to enforce or defend our United States issued patents.

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

Enforcement of intellectual property rights

Protection of the rights revealed in published patent applications can be complex, costly and uncertain. Our commercial success depends in part on our ability to maintain and enforce our proprietary rights. If third parties engage in activities that infringe on our proprietary rights, our management’s focus will be diverted and we may incur significant costs in asserting our rights. We may not be successful in asserting our proprietary rights, which could result in our patents being held invalid or a court holding that the third party is not infringing, either of which would harm our competitive position.

Others may design around our patented technology. We may have to participate in interference proceedings declared by the USPTO, European opposition proceedings, or other analogous proceedings in other parts of the world to determine priority of invention and the validity of patent rights granted or applied for, which could result in substantial cost and delay, even if the eventual outcome is favorable to us. Our pending patent applications, even if issued, may not be held valid or enforceable.

Our products and product candidates may infringe the intellectual property rights of others, or others may infringe on our intellectual property rights, which could increase our costs.

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

While we believe that our products and technology do not infringe on the proprietary rights of others, third parties may assert infringement claims in the future and such claims could be successful. Even if challenges are unsuccessful, we could incur substantial costs in defending ourselves against patent infringement claims brought by others or in prosecuting suits against others. In addition, others may obtain patents that we would need to license, which may not be available to us on reasonable terms. Whether we are able to obtain a necessary license would depend on the terms offered, the degree of risk of infringement and the need for the patent.

We have licensed important portions of our intellectual property from CG, and are subject to significant obligations under that license agreement.

The rights we hold under our license agreement with CG are critical to our business. Our CG-806 program is built around patents exclusively in-licensed from CG, which permit us to research, develop and commercialize CG-806 worldwide except for the Republic of Korea. Under our agreement with CG, we are subject to significant obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales, as well as other material obligations. CG is eligible for payments upon the achievement of developmental, regulatory and commercial-based milestones, as well as low single-digit royalties on product sales in all territories outside of the Republic of Korea.

If there is any conflict, dispute, disagreement or issue of non-performance between us and CG regarding our rights or obligations under the license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations under such agreements, CG may have a right to terminate the license. The loss of this license agreement could materially and adversely affect our ability to use intellectual property that could be critical to our drug discovery and development efforts, as well as our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected drug candidates or development programs.

Our business depends, in part, on our ability to use technology that we have licensed or will in the future license from third parties, including CG, and, if these licenses were terminated or if we were unable to license additional technology we may need in the future, our business would be adversely affected.

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

Legal and Regulatory Risk

Our ability to develop, produce and market our products is subject to extensive government regulation.

Government regulation is a significant factor in the development, production and marketing of our products. Research and development, testing, manufacture, marketing and sales of pharmaceutical products or related products are subject to extensive regulatory oversight, often in multiple jurisdictions, which may cause significant additional costs and/or delays in bringing products to market, and in turn, may cause significant losses to investors. The regulations applicable to our product candidates may change. Even if granted, regulatory approvals may include significant limitations on the uses for which products can be marketed or may be conditioned on the conduct of post-marketing surveillance studies. Failure to comply with applicable regulatory requirements can, among other things, result in warning letters, the imposition of civil penalties or other monetary payments, delay in approving or refusal to approve a product candidate, suspension or withdrawal of regulatory approval, product recall or seizure, operating restrictions, interruptions of clinical trials or manufacturing, injunctions or criminal prosecution. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

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

We are subject to U.S. and Canadian healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, fines, disgorgement, exclusion from participation in government healthcare programs, curtailment or restriction of our operations and diminished profits and future earnings.

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

The clinical testing and commercial use of pharmaceutical products involves significant exposure to product liability, clinical trial liability, environmental liability and other risks that are inherent in the testing, manufacturing and marketing of our products. These liabilities, if realized, could have a material adverse effect on our business, results of operations and financial condition.

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

As our development activities progress towards the commercialization of product candidates, our liability coverage may not be adequate, and we may not be able to obtain adequate product liability insurance coverage at a reasonable cost, if at all. Even if we obtain product liability insurance, our financial position may be materially adversely affected by a product liability claim. A product liability claim could also significantly harm our reputation and delay market acceptance of our product candidates. Additionally, product recalls may be issued at the direction of the FDA, other government agencies or other companies having regulatory control for pharmaceutical sales. If a product recall occurs in the future, such a recall could adversely affect our business, financial condition or reputation.

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

We have in the past and may in the future grant to some or all of our directors, officers and employees options to purchase our Common Shares and other stock-based awards as non-cash incentives to those persons. The issuance of any equity securities could, and the issuance of any additional shares would, cause our existing shareholders to experience dilution of their ownership interests.

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

We are a corporation existing under the laws of Canada. Some of our directors and officers, and many of the experts named in this Quarterly Report on Form 10-Q, are residents of Canada, and all or a substantial portion of their assets, and a substantial portion of our assets, are located outside the United States. Consequently, although we have appointed an agent for service of process in the United States, it may be difficult for holders of our shares who reside in the United States to effect service within the United States upon our directors and officers and experts who are not residents of the United States. It may also be difficult for holders of our shares who reside in the United States to realize in the United States upon judgments of courts of the United States predicated upon our civil liability and the civil liability of our directors, officers and experts under the United States federal securities laws. Investors should not assume that Canadian courts (i) would enforce judgments of United States courts obtained in actions against us or our directors, officers or experts predicated upon the civil liability provisions of the United States federal securities laws or the securities or “blue sky” laws of any state within the United States or (ii) would enforce, in original actions, liabilities against us or our directors, officers or experts predicated upon the United States federal securities laws or any such state securities or “blue sky” laws. In addition, we have been advised by our Canadian counsel that in normal circumstances, only civil judgments, and not other rights arising from United States securities legislation, are enforceable in Canada and that the protections afforded by Canadian securities laws may not be available to investors in the United States.

We are likely a “passive foreign investment company” which may have adverse United States federal income tax consequences for United States shareholders.

United States investors in our Common Shares should be aware that we believes the Company was classified as a passive foreign investment company (“PFIC”) during the tax year ended December 31, 2017, and based on the nature of our business, the projected composition of our gross income and the projected composition and estimated fair market value of our assets, we expect to be a PFIC for the current tax year ending December 31, 2018 and may be a PFIC in subsequent tax years. If the Company is a PFIC for any year during a United States shareholder’s holding period, then such United States shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” election (“QEF election”) or a “mark-to-market” election with respect to the Common Shares. A United States shareholder who makes a QEF election generally must report on a current basis its share of the Company’s net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to its shareholders. However, United States shareholders should be aware that we do not intend to satisfy record keeping requirements that apply to a qualified electing fund, and we do not intend to supply United States shareholders with information that such United States shareholders require to report under the QEF election rules, in the event that we are a PFIC and a United States shareholder wishes to make a QEF election. Thus, United States shareholders should assume that they will not be able to make a QEF election with respect to their Common Shares. A United States shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. Each United States shareholder should consult its own tax advisor regarding the United States federal, United States local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of our Common Shares.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Common Shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), reduced disclosure obligations regarding executive compensation in our periodic reports and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We will cease to be an emerging growth company upon the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every five years by the SEC or more;

•	the last day of our fiscal year following the fifth anniversary of the completion of our first sale of common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended(the “Securities Act”), which will be in September 2020;

•	the date on which we have, during the previous three-year period, issued more than $1,000,000,000 in non- convertible debt; or

•	the date on which we are deemed to be a “large accelerated filer”, as defined in Rule 12b–2 of the Exchange Act , which would occur if the market value of our ordinary shares that are held by non-affiliates exceeds $700,000,000 as of the last day of our most recently-completed second fiscal quarter.

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

Section 404(a) of SOX requires that our management assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting. Although Section 404(b) of SOX requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal controls over financial reporting, we have opted to rely on the exemptions provided to us by virtue of being an emerging growth company, and consequently will not be required to comply with SEC rules that implement Section 404(b) of SOX until we lose our emerging growth company status.

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

Cyber security incidents can result from deliberate attacks or unintentional events. Cyber-attacks and security breaches could include unauthorized attempts to access, disable, improperly modify or degrade our information, systems and networks, the introduction of computer viruses and other malicious codes and fraudulent “phishing” emails that seek to misappropriate data and information or install malware onto users’ computers. Cyber-attacks in particular vary in technique and sources, are persistent, frequently change and are increasingly more targeted and difficult to detect and prevent. Our network security and data recovery measures and those of third parties with which we contract, may not be adequate to protect against cyber-attacks.

Disruptions due to cyber security incidents could adversely affect Aptose’s business. In particular, a cyber security incident could result in the loss or corruption of data from Aptose’s research and development activities, including clinical trials, which may cause significant delays to some or all of our clinical programs. Also, our trade secrets, including unpatented know how, technology and other proprietary information could be disclosed to competitors as a result of a breach, which would harm our business and competitive position. We expect that risks and exposures related to cyber security attacks will remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats. While we have invested in the protection of data and information technology, there can be no assurance that our efforts to implement adequate security measures would be sufficient to protect us against cyber-attacks.

We may fail to successfully upgrade and maintain our information technology systems.

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

Item 5. Other Information

On May 7, 2019, we entered into a Common Shares Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), under which Aspire Capital has, subject to applicable stock exchange approval, committed to purchase up to US$20 million of our common shares, at our request from time to time for up to 30 months. Under the Purchase Agreement, we will have the right, on any business day, to direct Aspire Capital to purchase up to 200,000 common shares with a value not exceeding US$500,000. However, upon mutual agreement, we will be permitted to direct Aspire Capital to purchase up to an additional 2,000,000 common shares. In connection with the entering of the Purchase Agreement, the parties agreed to terminate the prior Common Shares Purchase Agreement, dated May 30, 2018, between us and Aspire Capital.

The purchase price will be equal to the lesser of: (i) the lowest sale price of our common shares on NASDAQ on the purchase date, or (ii) the average of the three lowest closing sale prices of the common shares on NASDAQ during the 10 business days prior to the purchase date.

In addition to the regular purchases, we will also have the right to require Aspire Capital to purchase up to an additional 30% of the trading volume of the common shares for the next business day at a purchase price (the “VWAP Purchase Price”) equal to the lesser of: (i) the closing sale price of the common shares on NASDAQ on the VWAP purchase date, or (ii) ninety-seven percent (97%) of the VWAP purchase date’s volume weighted average price on NASDAQ (each such purchase, a “VWAP Purchase”).

We will have the right, in our sole discretion, to determine a maximum number of common shares and set a minimum market price threshold for each VWAP Purchase and there will be no limits on the number of VWAP Purchases that we may require.

For any business day that the closing sale price of our common shares on NASDAQ is below US$0.25, the obligation of Aspire Capital to purchase common shares will be automatically suspended for that business day only.

44

Aspire Capital will not be allowed to own at one time more than 9.99% of our issued and outstanding common shares. The number of common shares that may be issued under the Purchase Agreement will be limited to 19.99% of our outstanding common shares as of the date of the Purchase Agreement, unless shareholder approval is obtained to issue more than such 19.99%. However, the 19.99% limitation will not apply if at the time that the 19.99% limitation is reached and at all times thereafter the average purchase price for all common shares issued under the Purchase Agreement is equal to or above a minimum price of US$2.10 (representing the average of the 5 closing prices on NASDAQ immediately preceding the signing of the Purchase Agreement).

No sales of common shares will be made in Canada under the Purchase Agreement and any sale of common shares by Aspire Capital is expected to be made to arm’s length parties. There are no limitations on use of proceeds, financial covenants or restrictions on future financings and there are no rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. We may terminate the Purchase Agreement at any time, at our discretion, without any additional cost or penalty.

As consideration for Aspire Capital’s obligation under the Purchase Agreement, we have agreed to issue 171,428 common shares to Aspire Capital as a commitment fee (the “Commitment Shares”).

Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which we agreed to file with the Securities and Exchange Commission (the “SEC”) one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the Securities Act of 1933, as amended, for the sale of the common shares that may be issued to Aspire Capital under the Purchase Agreement. We plan to file with the SEC a prospectus supplement to our effective shelf Registration Statement on Form S-3 (File 333-230218) registering all of the common shares that may be offered to Aspire Capital from time to time.

Item 6. – Exhibits

Exhibit Number	Description of Document
10.1	Form of Common Share Purchase Agreement dated May 7, 2019 by and between the Company and Aspire Capital Fund, LLC
10.2	Form of Registration Rights Agreement dated May 7, 2019 by and between the Company and Aspire Capital Fund, LLC
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

45

Signatures

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 7th day of May, 2019.

Aptose Biosciences Inc.

By:	/s/ William G. Rice
William G. Rice
Chairman, Chief Executive Officer and President