Form 10-Q
period 2019-06-30
Aptose Biosciences Inc.
filed 2019-08-06
CIK 882361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30 , 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	APTO	Nasdaq Capital Market

As of August 6, 2019, the registrant had 55,446,564 shares of common stock outstanding.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Interim Financial Statements

(Unaudited)

APTOSE BIOSCIENCES INC.

For the three and six months ended June 30, 2019 and 2018

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Financial Position

(Expressed in thousands of US dollars)

(unaudited)

	June 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$26,898	$15,299
Investments	8,477	440
Prepaid expenses	722	646
Other current assets	168	101
Total current assets	36,265	16,486

Non-current assets:
Property and equipment	352	384
Right-of-use assets, operating leases	1,573	-
Total non-current assets	1,925	384

Total assets	$38,190	$16,870
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,240	$1,315
Accrued liabilities	1,486	1,474
Current portion of lease liability, operating leases	493	-
Total current liabilities	3,219	2,789

Non-current liabilities:
Lease liability, operating leases	1,215	-
Total liabilities	4,434	2,789

Shareholders’ equity:
Share capital:
Common shares, no par value, unlimited authorized shares, 55,435,937 and 38,161,808 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	291,238	261,072
Additional paid-in capital	34,178	32,963
Accumulated other comprehensive loss	(4,298)	(4,316)
Deficit	(287,362)	(275,638)
Total shareholders’ equity	33,756	14,081

Total liabilities and shareholders’ equity	$38,190	$16,870

See accompanying notes to condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statement of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Expenses:
Research and development	3,491	7,818	6,831	10,958
General and administrative	2,855	2,511	5,115	6,213
Operating Expenses	6,346	10,329	11,946	17,171

Other income (expense):
Interest income	128	74	220	118
Foreign exchange gains (losses)	-	(7)	2	(23)
Total other income	128	67	222	95

Net loss	$(6,218)	(10,262)	$(11,724)	$(17,076)

Other comprehensive gain/(loss):
Unrealized gain/(loss) on securities available-for-sale	9	(4)	18	(6)
Total comprehensive loss	$(6,209)	(10,266)	$(11,706)	$(17,082)

Basic and diluted loss per common share	$(0.13)	$(0.30)	$(0.27)	$(0.56)

Weighted average number of common shares outstanding used in the calculation of basic and diluted loss per common share (in thousands)	46,474	33,950	43,178	30,744

See accompanying notes to condensed consolidated interim financial statements (unaudited)

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity

(Expressed in thousands of US dollars)

(unaudited)

	Common Shares
	Shares (thousands)	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total

Balance, December 31, 2018	38,162	$261,072	$32,963	$(4,316)	$(275,638)	$14,081
Common shares issued pursuant to the public offering	11,500	19,594	-	-	-	19,594
Common shares issued pursuant to 2019 share purchase agreement	171	360	-	-	-	360
Common shares issued under the 2018 ATM	77	178	-	-	-	178
Common shares issued pursuant to 2018 share purchase agreement	5,502	10,000	-	-	-	10,000
Common shares issued upon exercise of stock options	23	34	(15)	-	-	19
Stock-based compensation	-	-	1,230	-	-	1,230
Other comprehensive gain	-	-	-	18	-	18
Net loss	-	-	-	-	(11,724)	(11,724)
Balance, June 30, 2019	55,435	291,238	34,178	(4,298)	(287,362)	33,756

Balance, December 31, 2017	27,502	$231,923	$29,365	$(4,316)	$(246,770)	$10,202
Common shares issued under the 2018 ATM	1,430	5,246	-	-	-	5,246
Common shares issued pursuant to 2017 share purchase agreement	5,232	14,995	-	-	-	14,995
Common shares issued pursuant to 2018 purchase agreement	170	600	-	-	-	600
Common shares issued upon exercise of stock options	77	317	(134)	-	-	183
Stock-based compensation	-	-	2,743	-	-	2,743
Other comprehensive loss	-	-	-	(6)	-	(6)
Net loss	-	-	-	-	(17,076)	(17,076)
Balance, June 30, 2018	34,411	$253,081	$31,974	$(4,332)	$(263,846)	$16,887

See accompanying notes to condensed consolidated interim financial statements (unaudited)

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in thousands of US dollars)

(unaudited)

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018

Cash flows from (used in) operating activities:
Net loss for the period	$(6,218)	$(10,262)	$(11,724)	$(17,076)
Items not involving cash:
Stock-based compensation	568	515	1,230	2,743
Shares issued to Aspire Capital as commitment fees	360	600	360	600
Depreciation and amortization	53	19	82	35
Amortization of right-of-use assets	107	-	231	-
Interest on lease liabilities	23	-	47	-
Operating lease payments amortized to lease liabilities	(120)	-	(219)	-
Unrealized foreign exchange (loss) gain	(1)	(4)	(3)	22
Accrued interest on investments	(19)	-	(19)	-
Change in non-cash operating working capital:
Prepaid expenses	(183)	(139)	(76)	(66)
Other current assets	(73)	(108)	(67)	(131)
Account payable	70	784	(75)	557
Accrued liabilities	164	(588)	90	79
Cash used in operating activities	(5,269)	(9,183)	(10,143)	(13,237)

Cash flows from financing activities:
Issuance of common shares pursuant to Public Offering, net of broker commission and agent legal fees	19,736	-	19, 736	-
Issuance of common shares under 2018 Share Purchase Agreement	4,000	-	10,000	-
Issuance of common shares under 2017 Share Purchase Agreement	-	6,140	-	15,000
Issuance of common shares under the 2018 ATM, net of broker commission	-	5,248	178	5,248
Cost of offerings	(142)	(2)	(142)	(7)
Issuance of common shares upon exercise of stock options	19	183	19	183
Cash provided by financing activities	23,613	11,569	29,791	20,424

Cash flows from (used in) investing activities:
Maturity (acquisition) of investments	(8,000)	250	(8,000)	250
Purchase of property and equipment	(26)	(100)	(50)	(124)
Cash provided by (used in) investing activities	(8,026)	150	(8,050)	126

Effect of exchange rate fluctuations on cash and cash equivalents held	(1)	-	1	-

Increase in cash and cash equivalents	10,317	2,536	11,599	7,313

Cash and cash equivalents, beginning of period	16,581	15,408	15,299	10,631
Cash and cash equivalents, end of period	$26,898	$17,944	$26,898	$17,944

See accompanying notes to condensed consolidated interim financial statements (unaudited)

1.	Reporting entity:

Aptose Biosciences Inc. (“Aptose” or the “Company”) is a clinical-stage biotechnology company committed to discovering and developing personalized therapies addressing unmet medical needs in oncology. The Company’s executive offices are located in San Diego, California and its head office is located in Toronto, Canada.

Aptose has two clinical-stage programs and a second program that is discovery-stage and partnered with another company. CG026806 (“CG-806”), Aptose’s pan-FMS-like tyrosine kinase 3 / pan-Bruton’s tyrosine kinase inhibitor, is currently enrolling patients in a Phase 1, multicenter, open label, dose-escalation study with expansions to assess the safety, tolerability, PK, and preliminary efficacy of CG-806 in patients with chronic lymphocytic leukemia (CLL/SLL) or non-Hodgkin lymphomas (NHL). Aptose plans to seek allowance from the FDA to move into patient populations that include relapsed or refractory acute myeloid leukemia (AML) and myelodysplastic syndromes (MDS) in a separate Phase 1 trial. APTO-253, Aptose’s second program, is a small molecule MYC inhibitor and is currently enrolling patients in a Phase 1b clinical trial for the treatment of patients with R/R blood cancers, including AML and high-risk Myelodysplastic Syndrome.

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

During the three and six months ended June 30, 2019, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as described below for Lease accounting.

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

Cash and cash equivalents consists of cash of $327 thousand (December 31, 2018 - $621 thousand), deposits in high interest savings accounts and other term deposits with maturities less than 90 days totaling of $26.571 million (December 31, 2018 - $14.678 million).

4.	Right-of-use assets, operating leases:

	Six months ended June 30, 2019	Year ended December 31, 2018

Right-of-use assets, January 1, 2019	$1,570	-
Additions to right-of-use assets	234	-
Right-of-use assets, June 30, 2019	1,804	-
Accumulated amortization	(231)	-
Right-of use assets, NBV	1,573	-

5.	Investments:

Investments consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Cost	Unrealized gain	Market value

Guaranteed investment certificate(s)	8,459	18	8,477

	December 31, 2018
	Cost	Unrealized loss	Market value

Guaranteed investment certificate(s)	458	(18)	440

6.	Fair value measurements and financial instruments:

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

Level 3 - inputs are unobservable (supported by little or no market activity).

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

The following table presents the Company’s assets that are measured at fair value on a recurring basis for the periods presented:

	June 30, 2019	Level 1	Level 2	Level 3
Assets

High interest savings account	$3,917	$-	$3,917	-
United States treasury bills	5,480	-	5,480	-
Commercial notes	4,978		4,978
Government of Canada promissory notes	2,492		2,492
Canadian provincial promissory notes	4,489	-	4,489	-
Guaranteed investment certificates, Royal Bank of Canada	13,692	-	13,692	-

	$35,048	$-	$35,048	$-

	December 31, 2018	Level 1	Level 2	Level 3

Assets

High interest savings account	496	-	496	-
United Sates treasury bills	3,989	-	3,989	-
Canadian provincial promissory notes	5,991	-	5,991	-
Guaranteed investment certificates, Royal Bank of Canada	4,642	-	4,642	-

	$15,118	$-	$15,118	$-

7.	Accrued liabilities:

Accrued liabilities as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018

Accrued personnel related costs	$786	$955
Accrued research and development expenses	464	257
Other accrued expenses	236	262
	$1,486	$1,474

8.	Lease liability

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

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,
2019	$246
2020	521
2021	532
2022	460
2023	119
Thereafter	-
$1,878

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

Six months ended June 30, 2019
Weighted-average remaining term – operating leases	3.8 Years
Weighted-average discount rate – operating leases	5.42%

Lease liability, current portion	493
Lease liability, long term portion	1,215
Lease liability, total	1,708

Right-of-use assets obtained in exchange for new operating lease liabilities are as follows:

Six months ended June 30, 2019

Right-of-use assets recorded upon adoption of Topic 842, January 1, 2019	$1,570
Right-of-use assets obtained in exchange for new operatinglease liabilities in the period	$234

Operating lease costs and operating cash flows from our operating leases are as follows:

Six months ended June 30, 2019

Operating lease cost	$289

Operating cash flows from operating leases	$219

Comparable figures are not presented as the Company adopted the new standard using the alternative transition method, which permits a company to use its effective date as the date of initial application without restating comparative period financial statements.

9.	Share capital:

The Company has authorized share capital of an unlimited number of common voting shares.

(a)	Equity issuances:

(i)	2019 CMPO

On June 3, 2019, the Company completed a confidentially marketed public offering through the issuance of 11,500,000 common shares at a price of $1.85 per share for gross proceeds of $21.275 million and net proceeds of approximately $19.736 million (approximately $19.594 million net of share issue costs). Costs associated with the proceeds consisted of a 7% cash commissions and share issue costs, which consisted of agent commission, legal and professional fees and listing fees.

(ii)	2019 Share Purchase agreement

On May 7, 2019, the Company entered into the 2019 Aspire Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20 million of Common Shares over approximately 30 months. The 2019 Purchase Agreement limits the amount of Aptose’s common shares that Aspire can own at one time to 9.99% of the issued and outstanding common shares of the Company, and limits the maximum number of common shares that can be issued under the Agreement to 19.99% of the Company’s outstanding common shares on the date of the 2019 Purchase Agreement unless shareholder approval is obtained or the shares issued to date once the 19.99% threshold is reached have an average purchase price equal to or exceeding $2.10. Pursuant to the terms of this agreement, on May 13, 2019, the Company issued 171,428 Common Shares (“Commitment Shares”) to Aspire Capital in consideration for entering into the 2019 Aspire Purchase Agreement. The Company recorded $360 thousand in general and administrative expenses related to the issuance of the Commitment Shares. As at June 30, 2019, the Company had not issued any shares under the 2019 Aspire Purchase Agreement, other than the Commitment Shares.

(iii)	2018 Share Purchase agreement

On May 30, 2018, the Company entered into the 2018 Aspire Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20 million of Common Shares over approximately 30 months. Pursuant to the terms of this agreement, on June 8, 2018, the Company issued 170,261 Common Shares (“Commitment Shares”) to Aspire Capital in consideration for entering into the 2018 Aspire Purchase Agreement. The Company recorded $600 thousand in general and administrative expenses related to the issuance of the Commitment Shares. During the six months ended June 30, 2019, the Company issued 5,502,433 common shares under the 2018 Aspire Purchase Agreement at an average price of $1.82 per share for gross and net proceeds of $10 million. On a cumulative basis to June 30, 2019, the Company has raised a total of approximately $11.9 million gross and net proceeds under the 2018 Aspire Purchase Agreement. As of June 30, 2019, the Company has issued 6,409,980, the maximum number of shares issuable under this facility without shareholder approval and on May 7, 2019 the agreement was terminated.

(iv)	2017 Share purchase agreement

On October 27, 2017, the Company entered into the 2017 Aspire Purchase Agreement, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15,500,000 of Common Shares over approximately 30 months. During the year ended December 31, 2017, and pursuant to the terms of the Aspire Purchase Agreement, Aspire Capital purchased 357,143 Common Shares for gross proceeds of $500 thousand ($324 thousand net of cash share issue costs) and the Company also issued 321,429 Common Shares to Aspire Capital in consideration for entering into the Aspire Purchase Agreement.

During the six months ended June 30, 2018, the Company issued 5,231,953 common shares under the Aspire Purchase Agreement at an average price of $2.87 per share for gross and net proceeds of approximately $15 million. On a cumulative basis to June 30, 2018, the Company has raised a total of $15.5 million gross proceeds under the Aspire Purchase Agreement, the total amount that was available under the Agreement.

(v)	2019 At-The-Market (“ATM”) Facility

On May 24, 2019, the Company entered into an “At-The-Market” Facility (“ATM”) equity distribution agreement with Piper Jaffray and Canaccord Genuity acting as co-agents. Under the terms of this facility, the Company may, from time to time, sell shares of our common stock having an aggregate offering value of up to $40 million through Piper Jaffray and Cannacord Gennuity on the Nasdaq Capital Market. During the six months ended June 30, 2019, the Company did not issue any shares under this ATM equity.

(vi)	2018 At-The-Market (“ATM”) Facility

On March 27, 2018, the Company entered into an “At-The-Market” Facility (“ATM”) equity distribution agreement with Cantor Fitzgerald acting as sole agent. Under the terms of this facility, the Company may, from time to time, sell shares of our common stock having an aggregate offering value of up to $30 million through Cantor Fitzgerald on the Nasdaq Capital Market. During the six months ended June 30, 2019, the Company issued 77,349 shares under this ATM equity facility at an average price of $2.37 for gross proceeds of $183 thousand ($178 thousand net of share issue costs). During the six months ended June 30, 2018, the Company issued 1,429,847 shares under this ATM equity facility at an average price of $3.78 for gross proceeds of $5.41 million ($5.25 million net of share issue costs). Costs associated with the proceeds consisted of a 3% cash commission. On a cumulative basis to June 30, 2019, the Company has raised a total of $11.2 million gross proceeds ($10.9 million net of share issue costs) under the ATM Facility. The Company terminated this agreement on May 24, 2019.

(b)	Loss per share:

Loss per common share is calculated using the weighted average number of common shares outstanding and is presented in the table below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018

Net loss	$(6,218)	$(10,262)	$(11,724)	$(17,076)
Weighted-average common shares – basic and diluted	46,474	33,950	43,178	30,744
Net loss per share – basic and diluted	$(0.13)	$(0.30)	$(0.27)	$(0.56)

The effect of any potential exercise of the Company’s stock options outstanding during the three and six month periods ended June 30, 2019 and June 30, 2018 has been excluded from the calculation of diluted loss per common share as it would be anti-dilutive.

10.	Stock-based compensation:

(a)	Stock options

Under the Company’s stock option plan, options, rights and other entitlements may be granted to directors, officers, employees and consultants of the Company to purchase up to a maximum of 17.5% of the total number of outstanding common shares, estimated at 9.7 million options, rights and other entitlements as at June 30, 2019. Options are granted at the fair market value of the common shares on the closing trading price of the Company’s stock on the day prior to the grant if the grant is made during the trading day or the closing trading price on the day of grant if the grant is issued after markets have closed. Options vest at various rates (immediate to four years) and have a term of 10 years.

Stock option transactions for the six months ended June 30, 2019, are summarized as follows:

Option numbers are in (000’s)
	Options	Six months ended June 30, 2019 Weighted average exercise price	Weighted average remaining contractual life (years)

Outstanding, beginning of period	4,489	$3.11
Granted	1,789	1.93
Exercised	(23)	1.11
Forfeited	(130)	2.59
Expired	(47)	4.23
Outstanding, end of the period	6,078	2.83	8.0
Exercisable, end of the period	3,257	3.36	7.0
Vested and expected to vest, end of period	5,654	2.87	7.9

As of June 30, 2019, there was $2.10 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.68 years.

The following table presents the weighted average assumptions that were used in the Black-Scholes option pricing model to determine the fair value of stock options granted during the period, and the resultant weighted average fair values:

	Six months ended June 30, 2019	Six months ended June 30, 2018

Risk-free interest rate	2.30%	2.39%
Expected dividend yield	-	-
Expected volatility	83.9%	93.9%
Expected life of options (in years)	5	5
Grant date fair value	$1.30	$2.14

The Company uses historical data to estimate the expected dividend yield and expected volatility of its common shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

Stock options granted by the Company during the six months ended June 30, 2019, vest 50% after one year and 16.67% on each of the next three anniversaries and 335,000 options which vest 100% after one year.

Stock options granted by the Company during the six months ended June 30, 2018 vest 50% after one year and 16.67% on each of the next three anniversaries, except for 116,000 options which vest 50% after one year and 25% on each of the next two anniversaries and 850,000 options which vested immediately on the grant date.

(b)	Restricted share units

The Company has a stock incentive plan (SIP) pursuant to which the Board may grant stock-based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company. Each restricted unit is automatically redeemed for one common share of the Company upon vesting. The following table presents the activity under the SIP plan for the six months ended June 30, 2019 and 2018 the units outstanding.

	Six months ended, June 30, 2019		Six months ended, June 30, 2018
	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value
Outstanding, beginning of period	-	$-	-	$-
Granted	80,000	2.0	-	-
Redeemed	-	-	-	-
Outstanding, end of period	80,000	$2.0	-	$-

On June 3, 2019, the Company granted 80,000 restricted share units (RSUs), 40,000 of which have a vesting term of three months and the balance having a vesting term of one year.

The grant date fair value of the June 3, 2019 RSUs was determined as the closing value of the common shares of the Company on the Nasdaq Stock Market on the date prior to the date of grant.

(c)	Share-based payment expense

The Company recorded share-based payment expense related to stock options and RSUs as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Research and development	$157	$152	$275	$518
General and administrative	411	363	955	2,225
	$568	$515	$1,230	$2,743

11.	Related party transactions:

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

During the six months ended June 30, 2019, the Company recorded $135 thousand (2018 – $143 thousand) in research and development expenses related to the agreement.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated interim financial statements and accompanying notes contained in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

CG-806 is an orally administered, highly potent first-in-class pan-FLT3/pan-BTK inhibitor, and is currently being evaluated in a Phase 1 study for the treatment of patients having B-cell malignancies including CLL, small lymphocytic lymphoma (“SLL”) and certain non-Hodgkin’s lymphomas (“NHL”) that are resistant/refractory/intolerant to other therapies. Aptose also is planning for a Phase 1 study for the development of CG-806 for the treatment of patients with relapsed/refractory Acute Myeloid Leukemia (“R/R AML”), including the emerging populations resistant to FMS-like tyrosine kinase 3 (“FLT3”) inhibitors. CG-806 is a highly potent, reversible, non-covalent inhibitor of the wild type and mutant forms of the Bruton’s tyrosine kinase (“BTK”) enzyme. Overexpression of BTK drives certain B cell malignancies, and treatment of such B cell malignancies with covalent BTK inhibitors that target the cysteine residue in the active site of BTK have heralded dramatic responses in many patients, but also can lead to drug resistance via mutation of the cysteine amino acid residue to a serine residue (“BTK-C481S mutant”) thus rendering such covalent inhibitors less effective. CG-806 targets the ATP-binding pocket of BTK through a reversible, non-covalent mechanism, thereby allowing CG-806 to retain low nanomolar potency against the BTK-C481S mutant enzyme. Simultaneously, CG-806 inhibits aberrant intracellular BTK signaling and a handful of other oncogenic signaling pathways, thereby allowing CG-806 to exert potent and direct killing of the cancer cells without targeting pathways often associated with toxicities. Thus, CG-806 may serve as a novel therapeutic agent to treat B cell malignancy patients that are refractory, resistant or intolerant to covalent BTK inhibitors and other non-covalent BTK inhibitors currently in development. In addition to potent inhibition of wild type and mutant forms of the BTK enzyme, CG-806 exhibits high potency (picomolar to low nanomolar IC50 values) for inhibition of the FLT3 cell surface receptor with the Internal Tandem Duplication (“FLT3-ITD”) and significant potency against all other mutant forms of FLT3. Because of the potency of CG-806 against the FLT3 receptor, it may become an effective therapy for AML patients, including the subset of patients having the FLT3-ITD, which occurs in approximately 30% of patients with AML and is associated with poor prognosis. As noted above, CG-806 also suppresses the initiation and intracellular transmission of other oncogenic signaling pathways which are operative in AML, thereby potentially allowing the agent to become a broadly active and important therapeutic option for the difficult-to-treat AML patient population and hopefully slowing the pace of drug resistance in patients.

APTO-253 is our Phase 1-stage small molecule therapeutic agent that inhibits expression of the MYC oncogene without causing general myelosuppression of the bone marrow. The MYC oncogene is overexpressed in hematologic cancers, including AML and certain B cell malignancies. MYC is a transcription factor that regulates cell growth, proliferation, differentiation and apoptosis, and overexpression amplifies new sets of genes to promote survival of cancer cells. APTO-253 down regulates expression of the MYC oncogene in AML cells and depletes those cells of the MYC oncoprotein, leading to apoptotic cell death in AML cells. Indeed, the first AML patient administered the lowest dose level (20 mg/m2) of APTO-253 experienced a significant reduction in the expression of MYC in blood cells (“PBMCs”) during the 28-day cycle of therapy, and no drug-related adverse events were noted. Likewise, the second patient administered APTO-253, this time an MDS patient administered the second dose level (40 mg/m2), also showed a significant reduction in the expression of MYC in PBMCs during the 28-day cycle of therapy, and no drug-related adverse events were noted. Currently, Aptose is dosing patients with the third dose level (66mg/m2). Thus, APTO-253 may serve as a safe and effective MYC inhibitor for AML/MDS patients that combines well with other agents and does not significantly impact the normal bone marrow.

EXPANSION OF THE MANAGEMENT TEAM AND FINANCING

On June 3, 2019, we announced the appointment of Jotin Marango, M.D., Ph.D., to the position of Senior Vice President, Chief Business Officer. In his role as a member of the executive leadership team, Dr. Marango is responsible for Aptose’s corporate and business development initiatives, including licensing and alliance management, business and product strategy, as well as market and competitive intelligence.

On June 3, 2019, we announced the closing of an underwritten public offering (the “Offering”) of 11,500,000 common shares (the “Common Shares”) at a price to the public of $1.85 per Common Share, which includes the exercise in full by the underwriters for the Offering (the “Underwriters”) of an option to purchase 1,500,000 additional Common Shares. The gross proceeds from the Offering, before deducing the underwriting discounts and commissions, were approximately $21.3 million. We intend to use the net proceeds of the Offering to accelerate and expand our clinical trial programs, and for working capital and general corporate purposes.

On May 24, 2019, we entered into an at-the-market equity facility (the “2019 ATM Facility”) with Piper Jaffray & Co. (“Piper Jaffray”) and Canaccord Genuity LLC (“Canaccord Genuity”), acting as co-agents. Under the terms of this facility, we may, from time to time, issue and sell through the co-agents, up to $40 million Common Shares through at-the-market distributions on the NASDA Capital Market. The 2019 ATM Facility replaces the previous at-the-market facility that we entered into with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) in 2018 (the “2018 ATM Facility”).

On May 7, 2019, we announced the commencement of a $20 million common share purchase agreement (the “2019 Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”). Pursuant to the 2019 Purchase Agreement, Aspire Capital has committed to purchase up to $20 million of Common Shares, at Aptose’s request from time to time, for up to 30 months. The 2019 Purchase Agreement replaces the previous common share purchase agreement that we entered into with Aspire Capital in May 2018 (the “2018 Purchase Agreement”).

PROGRAM UPDATES

CG-806

Indication and Clinical Trials:

CG-806 is being developed with the intent to deliver the agent as an oral therapeutic and to develop it for relapsed and refractory (R/R) AML/ MDS and for appropriate B cell malignancies (including CLL, SLL and NHL). In collaboration with the FDA, we were granted IND allowance to evaluate CG-806 as part of a Phase 1 program in patients with B cell malignancies, and this trial is now started.

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

As of the date of this report, we have initiated 8 sites for the Phase 1a/b trial in patients with CLL/SLL or NHL and enrolled the first patient at the dose level of 150mg [taken two times daily (“BID”)] (only one patient is required at this dose level). Provided the patient tolerates the therapy for the full 28-day cycle and following review of relevant data by our drug safety monitoring board (DSMB), Aptose plans to enroll one patient at the second dose level (300mg BID).

Manufacturing:

We created a scalable chemical synthetic route for the manufacture of CG-806 drug substance and have scaled the manufacture of API (active pharmaceutical ingredient, or drug substance) to kg levels. We manufactured and delivered a batch of API which was used for Dose Range Finding Studies that were performed and completed in early January 2018. We completed in March 2018 the manufacture of a multi-kg batch of Good Laboratory Practice (“GLP”) grade API and then formulated that API into a drug product for use in IND-enabling GLP toxicology studies. We also completed the manufacture of a multi-kg batch of API under Good Manufacturing Product (“GMP”) conditions as our API supply for our first-in-human clinical trials, and we manufactured under GMP conditions two dosage strengths of capsules to serve as our clinical supply in those human studies. In June 2018, we completed a second GMP batch of drug product to supply the trial. Although we have been able to manufacture API and capsules to support clinical supplies under GMP conditions, research and development funds are being utilized to support further exploratory formulation studies in an ongoing effort to craft a superior formulation for CG-806. During the year ended December 31, 2018, we completed the in-life dosing phase of the IND-enabling GLP toxicology studies and received audited reports for such studies early in fiscal 2019.

Intellectual Property:

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

We have completed several studies that demonstrate the highly differentiated profile of CG-806. Key studies that have been presented at scientific forums are as follows:

•	On April 15, 2018, at the 2018 Annual Meeting of the American Association for Cancer Research (“AACR”), we presented with the OHSU Knight Cancer Institute preclinical data demonstrating that CG-806, a pan-FLT3/pan-BTK inhibitor, demonstrates broader activity and superior potency to other FLT3 and BTK inhibitors against primary bone marrow samples from patients with hematologic malignancies. We also presented preclinical data demonstrating CG-806 targets multiple pathways to kill diverse subtypes of AML and B-cell malignancies in vitro.
•	On June 15, 2018, at the 23rd Congress of the European Hematology Association (“EHA”), we presented, during a poster presentation, preclinical data demonstrating CG-806 unique binding to wild type and C481S mutant BTK. Further, we presented that CG-806 suppresses the BCR, AKT/PI3K, ERK and NFkB signaling pathways and exerts broader and far greater potency of direct cancer cell killing that Ibrutinib against malignant bone marrow cells from patients with CLL, ALL and a host of other hematologic malignancies.
•	On December 3, 2018, we announced two separate poster presentations at the American Society of Hematology (ASH) Annual Meeting being held on December 1-4, 2018. The OHSU Knight Cancer Institute and Aptose presented data in one poster and the team at The University of Texas MD Anderson Cancer Center (“MDACC”) presented data in a separate poster. These presentations highlighted several key findings. First, in collaboration with the MDACC, orally administered CG-806 demonstrated efficacy in a patient derived xenograft (“PDX”) study in which the bone marrow cells from a patient with AML having dual ITD and D835 mutations in FLT3 were implanted into a mouse. The dual FLT3 mutant form of AML represents a very difficult to treat population that has shown resistance to other FLT3 inhibitors, and data from the PDX model suggest that CG-806 may be useful in treating such patients. Secondly, Aptose presented high level data from preclinical GLP toxicology studies that demonstrate orally administered CG806 is a well-tolerated targeted molecule. Finally, in collaboration with the OHSU Knight Cancer Center, studies of CG-806 on 124 samples of freshly isolated bone marrow from CLL patients demonstrated both broader and greater cell killing potency for CG-806 than Ibrutinib.
•	On April 1, 2019, at the 2019 Annual Meeting of the AACR, Aptose, along with our collaborators at OHSU Knight Cancer Institute, presented data highlighting CG-806 was more potent than other FLT3 inhibitors including midostaurin, sorafenib, sunitinib, dovitinib, quizartinib, crenolanib and gilteritinib. CG-806 was equally potent against cells from patients in the adverse, intermediate and favorable risk groups (2017 ELN risk stratification), and cells from patients with relapsed or transformed AML (World Health Organization classification) were as sensitive as those from patients with de novo AML. The data demonstrated potency in primary AML patient samples across all AML subgroups including relapsed/refractory/transformed AML and those with genetic abnormalities related to poor prognosis. While patient samples with FLT3-ITD mutations were expected to have greater sensitivity to CG-806, the most surprising correlation was the sensitivity of patient samples with IDH1 R132 mutations. The enhanced sensitivity of IDH-1 mutant AML to CG-806 warrants investigation in the clinical setting. Moreover, in studies of CG-806 on AML patient bone marrow samples, we demonstrated that mutations in p53, ASXL1 and NPM1 do not hinder the potency of CG-806.

•	On June 14, 2019, we presented new preclinical data for CG-806 in a poster presentation at the 24th Congress of the European Hematology Association (EHA) in Amsterdam, the Netherlands. The poster, CG-806, preclinical in vivo efficacy and safety profile as a pan-FLT3 / pan-BTK inhibitor, highlights the in vivo anti-leukemic efficacy of CG-806 and its GLP toxicology and toxicokinetic profile. In a preclinical MV4-11 FLT3-ITD AML xenograft mouse model, CG-806 suppressed leukemia growth at all doses tested throughout the 28-day period of dosing. In the mice treated with 100 mg/kg, 5 of 11 (45%) were cured through day 120, and in the 300 mg/kg group, 10 of 11 (91%) of the mice were cured. Retreating the “uncured’ mice in these two dose groups for an additional 28 days beginning on day 88 led to rapid and robust antitumor response in all retreated mice through day 120. In the “re-treated” mice, no drug resistance and no toxicities were observed. GLP 28-day toxicology and TK studies mice and dogs showed no adverse CG-806-related effects on body weight, ophthalmic, respiratory or neurological examinations, clinical pathology (coagulation, clinical chemistry, or urinalysis), organ weight or macroscopic evaluations. No CG-806-related cardiovascular effects were noted in the 28-day GLP toxicology study or in a separate preclinical cardiovascular safety study.

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

As of the date of this report, we have seven active sites recruiting patients in the dose escalation stage of the trial. The first patient, having AML, was dosed with 20mg/m2 and successfully completed the 28-day cycle. As only one patient was required at the first dose level, we then placed an MDS patient on the second dose level of 40mg/m2, and that patient successfully completed the 28-day cycle. We now are dosing patients in the third cohort and hope to continue dose escalation following completion of the third cohort. We observed meaningful reductions in MYC expression in the PBMC from the first and second patients dosed with the new formulation of APTO-253, and we plan to analyze samples from patients in the third dose cohort as soon as those samples become available.

We are continuing to manufacture additional drug substance and drug product for use in the ongoing trial. We have completed a second 2kg GMP batch of drug substance and plan shortly to manufacture an additional batch of GMP drug product.

We are exploring additional drug delivery methods for APTO-253 and plan to initiate additional non-clinical studies for solid tumor and hematologic cancer development. As preparing, submitting, and advancing applications for regulatory approval, developing drugs and drug product and clinical trials are sometimes complex, costly, and time-consuming processes, an estimate of the future costs is not reasonable at this time.

As reported previously, APTO-253 was placed on clinical hold by the FDA in November 2015 due to deficiencies in the drug product that was manufactured prior to 2013. Those shortcomings of the drug product were address and the clinical hold was lifted. More specifically, the Phase Ib trial of APTO-253 was placed on clinical hold as a consequence of an event that occurred at a clinical site with the infusion procedure. Ultimately, a root cause investigation determined that the event resulted from chemistry and manufacturing based issues, all of which were incorporated into a Chemistry, Manufacturing and Control amendment to the IND application. Effective June 29, 2018, the clinical hold was lifted and the APTO-253 clinical trial was re-initiated.

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

We then completed all tasks required to return APTO-253 to the Phase Ib clinical trial.

Preclinical data presented at scientific forums are as follows:

•	On April 17, 2018, at the 2018 Annual Meeting of the AACR, we presented preclinical data demonstrating that APTO-253 is a new addition to the repertoire of drugs that can exploit DNA BRCA1/2 deficiency, broadening the potential applicability of APTO-253 towards solid cancer indications.

•	On June 4, 2018, we announced that preclinical data elucidating the mechanism of action of APTO-253 were published in two separate articles in the June 2018 issue (Volume 17, Number 6) of Molecular Cancer Therapeutics, a peer-reviewed journal of the American Associate for Cancer Research. The most important finding disclosed in the published articles is the ability of the APTO-253 small molecule to bind to and stabilize a G-quadruplex DNA motif found in the promoter regulatory region of the MYC oncogene and to inhibit expression of the MYC gene, thereby depleting the cells of the MYC oncoprotein and leading to cancer cell death. These findings make APTO-253 the only clinical stage molecule that can directly target the MYC gene and inhibit its expression.

•	On April 1, 2019, at the 2019 Annual Meeting of the AACR, Aptose, we presented in vitro studies that further define the mechanism of action of APTO-253. Researchers found that APTO-253 targets a G-quadruplex motif in the P1/P2 promoter region of the MYC gene and inhibits MYC gene expression to induce apoptosis, resulting in its ability to potently kill hematologic malignant cell lines and primary samples from AML and CLL patients. In this study, researchers performed long-term in vitro studies to determine if and how cells might develop resistance to APTO-253. MYC driven Raji cells required three years in increasing concentrations of APTO-253 in order to adopt multiple modifications and develop high level resistance to APTO-253. These modifications include up-regulation of the ABCG2 transporter, acquisition of a more stable MYC protein lacking the conserved core sequence of MYC Box III generated by deletion of an internal region of the MYC gene exon 2, and utilization of alternate P3 promoter not inhibited by G4 binding and stabilization.

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

We are an early stage development company and we currently do not earn any revenues from our drug candidates. The continuation of our research and development activities and the commercialization of the targeted therapeutic products are dependent upon our ability to successfully finance and complete our research and development programs through a combination of equity financing and payments from strategic partners. We have no current sources of significant payments from strategic partners.

Sources of liquidity:

The following table presents our cash and cash equivalents, investments and working capital as at June 30, 2019, and December 31, 2018.

(in thousands)	Balances at June 30, 2019	Balances at December 31, 2018
Cash and cash equivalents	$26,898	$15,299
Investments	8,477	440
Total	$35,375	$15,739

Working capital	$33,046	$13,697

Working capital reflects cash, cash equivalents, investments and prepaid expenses and other current assets less current liabilities. Current liabilities of approximately $3.22 million as at June 30, 2019 include approximately $493 thousand related to the current portion of the Company’s lease liability. There is no comparable amount in current liabilities of approximately $2.79 million as at December 31, 2018. See “Critical Accounting Policies” below.

In addition to the cash and cash equivalent and investments on hand as at June 30, 2019, we have access to additional funds through two financing arrangements established in May of 2019.

On May 24, 2019, we entered into a $40 million ATM facility with Piper Jaffrey and Canaccord Genuity, acting as co-agents. As of the date of this report, we have not issued any Common Shares under this facility.

On May 7, 2019, we entered into the 2019 Purchase Agreement with Aspire Capital where Aspire Capital has committed to purchase up to $20 million of Common Shares of Aptose, at our from time to time, for up to 30 months. Additional terms of the financing are described below in the section “Common Share Purchase Agreements”. As at June 30, 2019, the Company had not issued any shares under the 2019 Aspire Purchase Agreement, other than the Commitment Shares.

In managing our liquidity risk, we have considered our available cash and cash equivalents and investments as at June 30, 2019. We have also considered our ability to continue to raise funds in 2019 and 2020 through the 2019 ATM Facility with Piper Jaffray and Canaccord Genuity and through the 2019 Purchase Agreement with Aspire Capital, each of which is described further below, in assessing whether we will have sufficient resources to fund research and development operations and general and administrative costs through to at least the twelve-month period ending from the date of this report.

We believe that our cash and cash equivalents and investment holdings, and use of full proceeds from our ATM facility with Piper Jaffray and from the 2019 Purchase Agreement with Aspire Capital, will be enough to fund our planned operations into 2021.  We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway. These estimates include the rate of enrolment and timing and release of the results of our clinical trials, and our reliance on our manufacturers. We are also reliant on the ability of Aspire Capital to purchase shares under the Share Purchase Agreement and also the availability of a liquid market for Aptose Shares for use of the ATM facility.

We will need additional cash in order to execute our research and development plans for our CG-806 and APTO-253 programs and associated general and administrative overhead costs. The Company will use the most efficient source of capital available to it which may include funds available from the 2019 ATM Facility.

Cash flows:

The following table presents a summary of our cash flows for the three months and six months ended June 30, 2019 and 2018:

	Three months ended,		Six months ended,
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net cash provided by (used in):
Operating activities	$(5,269)	$(9,183)	$(10,143)	$(13,237)
Investing activities	(8,026)	150	(8,050)	126
Financing activities	23,613	11,569	29,791	20,424
Effect of exchange rates changes on cash and cash equivalents	(1)	-	1	-
Net increase in cash and cash equivalents	$10,317	$2,536	$11,599	$7,313

We do not expect to generate positive cash flow from operations for the foreseeable future due early stage of our clinical trials. These trials may incur additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, and manufacturing, as well as operating expenses associated with supporting these activities. It is expected that negative cash flow will continue until such time, if ever, that we receive regulatory approval to commercialize any of our products under development and/or royalty or milestone revenue from any such products exceeds expenses.

Net cash used in operating activities was lower in the three and six-month periods ended June 30, 2019 as compared with the three and six month periods ending June 30, 2018 resulting mostly from lower net loss in the current periods. See “Results of Operations’.

Net cash used in investing activities in the six month period ended of approximately $8 million reflects the purchase of securities with an original term of greater than 90 days.

Net cash provided by financing activities in the six month period ended June 30, 2019 reflect mostly 11,500,000 shares issued to pursuant to the public offering of common stock in June, 2019 for net proceeds of approximately $19.6 million, 5,502,433 shares issued to Aspire Capital pursuant to the 2018 Share Purchase Agreement for net proceeds of approximately $10 million, 77,349 shares issued pursuant to the 2018 ATM with Cantor Fitzgerald for net proceeds or approximately $178 thousand. Net cash provided by financing activities in the six month period ended June 30, 2018 reflect 5,231,953 shares issued pursuant to the 2017 Share Purchase Agreement with Aspire Capital for net proceeds of approximately $15 million and 1,429,847 shares issued pursuant to the 2018 ATM with Cantor Fitzgerald for net proceeds of approximately $5.2 million and $183 thousand related to the exercise of stock options.

Common Shares Purchase Agreements

In October 2017, we entered into a Common Shares Purchase Agreement (the “2017 Purchase Agreement”) with Aspire Capital to sell up to $15.5 million of Common Shares to Aspire Capital. During the year ended December 31, 2018, we issued 5,231,953 Common Shares under the 2017 Purchase Agreement at an average price of $2.87 for gross proceeds of approximately $15 million. On a cumulative basis, we raised a total of $15.5 million under the 2017 Purchase Agreement, the total amount that was available under the 2017 Purchase Agreement.

In May 2018, we entered into the 2018 Purchase Agreement with Aspire Capital to sell up to $20 million of Common Shares to Aspire Capital. Under the terms of the 2018 Purchase Agreement, Aspire Capital committed to purchase up to an aggregate of $20 million of our Common Shares, at our request from time to time during a 30-month period beginning on June 8, 2018. Under the terms of the 2018 Purchase Agreement, we issued 170,261 Common Shares at a value of $3.524 per Common Share to Aspire Capital as consideration for Aspire Capital entering into the 2018 Purchase Agreement, and during the year ended December 31, 2018, we issued 907,547 Common Shares at an average price of $2.12 for gross proceeds of approximately $1.9 million. In the three months ended June 30, 2019, we issued 2,242,478 Common Shares at an average price of $1.78 per Common Share for gross proceeds of $4 million. In the six months ended June 30, 2019, the Company issued 5,502,433 Common Shares under the 2018 Aspire Purchase Agreement at an average price of $1.82 per Common Share for gross and net proceeds of $10 million. On a cumulative basis to June 30, 2019, the Company has raised a total of approximately $11.9 million gross and net proceeds under the 2018 Aspire Purchase Agreement. As of June 30, 2019, the Company has issued the maximum number of Common Shares issuable under this facility without shareholder approval and on May 7, 2019 the agreement was terminated.

On May 7, 2019, we entered into the 2019 Purchase Agreement with Aspire Capital where Aspire Capital has committed to purchase up to $20 million of Common Shares of Aptose, at Aptose’s request from time to time, for up to 30 months. The 2019 Purchase Agreement limits the amount of Common Shares that Aspire can own at one time to 9.99% of the issued and outstanding Common shares, and limits the maximum number of Common Shares that can be issued under the 2019 Purchase Agreement to 19.99% of the outstanding Common Shares on the date of the 2019 Purchase Agreement unless shareholder approval is obtained or the Common Shares issued to date once the 19.99% threshold is reached have an average purchase price equal to or exceeding $2.10. As consideration for Aspire Capital’s obligation under the Agreement we issued 171,428 Common Shares to Aspire Capital as a commitment fee. The Company recorded $360 thousand in general and administrative expenses related to the issuance of the Commitment Shares. As at June 30, 2019, the Company had not issued any shares under the 2019 Aspire Purchase Agreement, other than the Commitment Shares.

At-The-Market Facilities

On March 27, 2018, we entered into the 2018 ATM Facility with Cantor Fitzgerald, acting as sole agent. Under the terms of this facility, we could, from time to time, sell our Common Shares having an aggregate offering value of up to $30 million through Cantor Fitzgerald.

During the year ended December 31, 2018, we issued 4,085,615 Common Shares under the 2018 ATM Facility at an average price of $2.71 for gross proceeds of approximately $11.1 million ($10.7 million net of share issue costs). During the six months ended June 30, 2019, the Company issued 77,349 additional Common Shares under the 2018 ATM Facility at an average price of $2.37 for gross proceeds of $183 thousand ($178 thousand net of share issue costs). On a cumulative basis to June 30, 2019, the Company has raised a total of $11.2 million gross proceeds ($10.9 million net of share issue costs) under the 2018 ATM Facility. The Company terminated this agreement on May 24, 2019.

On May 24, 2019, we entered into the 2019 ATM Facility with Piper Jaffrey and Canaccord Genuity, acting as co-agents. Under the terms of this facility, we may, from time to time, sell our Common Shares having an aggregate offering value of up to $40 million through Piper Jaffrey and Canaccord Genuity. We determine, at our sole discretion, the timing and number of Common Shares to be sold under the 2019 ATM Facility. As of the date of this report, we have not issued any Common Shares under this facility.

Public Offering of Common Stock

On June 3, 2019, we completed the Offering through the issuance of 11,500,000 Common Shares at a price to the public of $1.85 per Common Share, which includes the exercise in full by the Underwriters of their option to purchase 1,500,000 additional Common Shares. The gross proceeds from the offering were approximately $21.3 million. ($19.6 million net of underwriting discounts and commissions and share-issue costs).

RBC Capital Markets LLC and Canaccord Genuity acted as joint book-runners for the Offering. H.C. Wainwright & Co. and Jones Trading Institutional Services LLC acted as co-managers.

Contractual Obligations

During the six-month period ended June 30, 2019, we entered into an operating lease agreement to renew our existing laboratory space for a three-year period. Minimum lease payments are as follows: $41 thousand for the remaining six months of 2019, $84 thousand for the year ended December 31, 2020; $86 thousand for the year ended December 31, 2021 and $14 thousand for the year ended December 31, 2022. These lease payments, along with our lease payments for our other operating leases, have been recorded as a right-of-use asset and lease liability on the statement of financial position. See “Critical Accounting Policies” below.

Other than the above, there were no material changes to our contractual obligations and commitments described under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which can be found on EDGAR at www.sec.gov/edgar.shtml and on SEDAR at www.sedar.com.

RESULTS OF OPERATIONS

A summary of the results of operations for the three-month and six-month periods ended June 30, 2019 and 2018 is presented below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018

Revenues	$-	$-	$-	$-
Research and development expenses	3,491	7,818	6,831	10,958
General and administrative expenses	2,855	2,511	5,115	6,213
Net finance income	128	67	222	95
Net loss	(6,218)	(10,262)	(11,724)	(17,076)
Other comprehensive gain/( loss)	9	(4)	18	(6)
Total comprehensive loss	$(6,209)	$(10,266)	$(11,706)	$(17,082)
Basic and diluted loss per common share	$(0.13)	$(0.30)	$(0.27)	$(0.56)

The net loss for the three-month period ended June 30, 2019 decreased by approximately $4.1 million to $6.2 million as compared with $10.3 million for the comparable period. The decrease is primarily as a result $5 million in license fees for CG-806 paid in the comparable period, lower professional fees related to regulatory filings in the comparable period in support of financing activities and offset by higher operational costs (such as rent, salaries and travel) associated with having two molecules in clinical development.

The net loss for the six-month period ended June 30, 2019, decreased by $5.4 million to $11.7 million compared with $17.1 million for the comparable period. Year-to-date results were impacted by similar factors to those noted above.

Research and Development

The research and development expenses for the three-month and six-month periods ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018

License fees – CG-806	$-	$5,000	$-	$5,000
Program costs – CG-806	1,678	1,103	3,064	2,457
Program costs – APTO-253	722	1,098	1,850	2,019
Personnel related expenses	925	457	1,624	946
Stock-based compensation	157	152	275	519
Depreciation of equipment	9	8	18	17
	$3,491	$7,818	$6,831	$10,958

Research and development expenses decreased by $4.3 million to $3.5 million for the three-month period ended June 30, 2019 as compared with $7.8 million for the comparative period. Research and development expenses decreased by $4.2 million to $6.8 million for the six-month period ended June 30, 2019 as compared with $11.0 million for the comparative period. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

•	We paid a total of $5 million in license fees to CG in the three-month period ended June 30, 2018 which is comprised of $2 million for the Rights and $3 million for the China Rights. CG is eligible for development, regulatory and commercial-based milestones as well as royalties on future product sales.
•	An increase in research and development activities related to our CG-806 development program. In the three-month period ended March 31, 2019, program costs consisted mostly of costs to complete the preclinical studies and to prepare regulatory filings in support of an IND filing, and the manufacturing of drug product for the Phase 1 clinical trial. In the three month period ended June 30, 2019, program costs consisted mostly of contractors in support of the B cell Malignancy clinical trial, which was approved by the FDA in March 2019, and in ongoing manufacturing costs of CG-806 to supply the trial. In the period ended March 31, 2018, program costs reflected the completion of two dose range finding studies and the manufacturing of a batch of the drug substance to be used in toxicity studies. In the three-month period ended June 30, 2018, we manufactured a GLP batch of CG-806 to be used in toxicity studies, we initiated the manufacturing of a GMP batch of the drug substance for future clinical trials, and we initiated a toxicity study in rodents.
•	In the three month period ended June 30, 2019, program costs for APTO-253 consisted mostly of costs associated with the clinical trial which was actively enrolling patients during this period. In the three month period ended March 31, 2019, program costs for our APTO-253 program consisted mostly of costs related to the Phase 1b clinical trial, and manufacturing costs for a second GMP batch of APTO-253. In the three-month period ended March 31, 2018 the Company completed production of a GMP batch of drug product, and initiated necessary studies to present to the FDA in support of removing the clinical hold. In the three-month period ended June 30, 2018, we completed the required studies for the FDA, we initiated the manufacturing of an additional clinical batch of APTO-253 and we increased clinical activities in preparation to return APTO-253 to the clinic.
•	An increase in personnel expenses mostly related to additional clinical research staff to support two Phase 1 clinical trials.
•	For the six-month period ended June 30, 2019, there was a decrease in stock option compensation of approximately $243 thousand as compared with the six-month period ended June 30, 2018, related mostly to stock options granted in the three-month period ended March 31, 2018, of which 100,000 with a grant date fair value of $2.03 vested immediately, contributing to higher expenses in that period.

General and Administrative

The general and administrative expenses for the three and six-month periods ending June 30, 2019 and 2018 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018

General and administrative, excluding non-cash items	$2,039	$1,536	$3,735	$3,370
Common Shares issued Aspire share purchase agreement	360	600	360	600
Stock-based compensation	411	364	955	2,225
Depreciation of equipment	45	11	65	18
	$2,855	$2,511	$5,115	$6,213

General and administrative expenses increased in the three-month period ended June 30, 2019 as compared with the three-month period ended June 30, 2018, mostly as a result of higher personnel related expenses, increased travel, higher legal and regulatory fees and rent and office costs and offset by lower share based payment expenses associated with financing activities.

General and administrative expenses decreased in the six month period ended June 30, 2019 as compared with the six month period ended June 30, 2019, mostly as a result of lower stock option compensation recorded in the current period and offset by higher expenses related to personnel, travel, rent and office costs, legal and regulatory expenses.

General and administrative expenses (excluding non-cash items) increased in the three and six months ended June 30, 2019, compared with the three and six months ended June 30, 2018, primarily as a result of increased headcount, higher consulting fees and professional fees, rent and office and travel expenses in support of financing activities and in support of increased company-wide operations.

In the three-month period ended June 30, 2019, we issued 171,428 Commitment Shares to Aspire Capital as a commitment fee for entering into the 2019 Purchase Agreement. We recorded $360 thousand in general and administrative expenses related to the issuance of these shares. In the three-month period ended June 30, 2018, we issued 170,261 Common Shares to Aspire Capital as a commitment fee for entering into the 2018 Purchase Agreement. We recorded $600 thousand in general and administrative expenses related to the issuance of these Common Shares.

Stock option compensation for the three-month period ended June 30, 2019 was comparable with the stock option compensation recorded in the three month period ended June 30, 2018. For the six-month period ended June 30, 2019, stock-based compensation decreased by approximately $1.3 million compared with the six-month period ended June 30, 2018 mostly related to 750,000 stock options with a grant date fair value of $2.03 vested immediately that were granted to directors and executive in the three-month period ended March 31, 2018. We granted a total of 1,105,000 stock options to directors and general and administrative employees in the six month period ended June 30, 2019 with an average grant date fair value of $1.29 as compared with a total of 1,722,500 stock options with an average grant date fair value of $2.13 in the six month period ended June 30, 2018. In addition, we granted 80,000 restricted share units (“RSUs”) in the current six month period as compared with nil in the comparative six month period.

OFF-BALANCE SHEET ARRANGEMENTS

As at June 30, 2019, we are not party to any off-balance sheet arrangements.

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

Significant accounting judgments and estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report for the fiscal year ended December 31, 2018 on Form 10-K filed with the United States Securities Exchange Commission (the “SEC”) on March 12, 2019. With the exception of the change to our accounting policy noted below as a result of the adoption of Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842)  there were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2019.

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

As a result of adopting Topic 842, we recorded as of January 1, 2019, a right-of-use asset of approximately $1.570 million, and a lease liability of approximately $1.647 million. Upon adoption, landlord inducements of approximately $78 thousand were de-recognized and a corresponding adjustment was made to right-of-use assets. The impact of the adopting Topic 842 on the Statement of Loss and Comprehensive Loss was nominal.

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

Updated share information

As at August 6, 2019, we had 55,446,564 Common Shares issued and outstanding. In addition, there were 6,145,800 Common Shares issuable upon the exercise of outstanding stock options and upon the vesting of restricted share units.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of our fiscal quarter ended June 30, 2019, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of our fiscal quarter ended June 30, 2019, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide this information.

ITEM 6. – EXHIBITS

Exhibit Number	Description of Document
10.1	Form of Common Share Purchase Agreement dated May 7, 2019 by and between the Company and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report filed on Form 10-Q on May 7, 2019)
10.2	Form of Registration Rights Agreement dated May 7, 2019 by and between the Company and Aspire Capital Fund, LLC LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report filed on Form 10-Q on May 7, 2019)
10.3	Equity Distribution Agreement, dated May 24, 2019, among Aptose Biosciences Inc, Piper Jaffray & Co and Cannacord Gennuity LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 24, 2019)
10.4+	Form of Executive Employment Agreement, dated June 3, 2019, between the Company and Dr. Jotin Marango
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 6th day of August, 2019.

Aptose Biosciences Inc. By: /s/ William G. Rice William G. Rice Chairman, Chief Executive Officer and President