Form 10-Q
period 2019-09-30
Aptose Biosciences Inc.
filed 2019-11-05
CIK 882361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Large accelerated filer ☐	Accelerated file ☐	Non-accelerated file ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 5, 2019, the registrant had 55,486,564 shares of common stock outstanding.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Interim Financial Statements

(Unaudited)

APTOSE BIOSCIENCES INC.

For the three and nine months ended September 30, 2019 and 2018

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Financial Position (Expressed in thousands of US dollars) (unaudited)
	September 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$20,686	$15,299
Investments	9,528	440
Prepaid expenses	285	646
Other current assets	109	101
Total current assets	30,608	16,486

Non-current assets:
Property and equipment	361	384
Right-of-use assets, operating leases	1,491	-
Total non-current assets	1,852	384

Total assets	$32,460	$16,870
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,174	$1,315
Accrued liabilities	2,221	1,474
Current portion of lease liability, operating leases	513	-
Total current liabilities	3,908	2,789

Non-current liabilities:
Lease liability, operating leases	1,124	-
Total liabilities	5,032	2,789

Shareholders’ equity:
Share capital:
Common shares, no par value, unlimited authorized shares, 55,486,564 and 38,161,808 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	291,344	261,072
Additional paid-in capital	34,593	32,963
Accumulated other comprehensive loss	(4,303)	(4,316)
Deficit	(294,206)	(275,638)
Total shareholders’ equity	27,428	14,081

Total liabilities and shareholders’ equity	$32,460	$16,870

See accompanying notes to condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statement of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Expenses:
Research and development	4,751	3,591	11,582	14,549
General and administrative	2,276	2,020	7,391	8,233
Operating Expenses	7,027	5,611	18,973	22,782

Other income (expense):
Interest income	187	80	407	198
Foreign exchange losses	(4)	-	(2)	(23)
Total other income	183	80	405	175
Net loss	$(6,844)	(5,531)	$(18,568)	$(22,607)

Other comprehensive gain/(loss):
Unrealized gain/(loss) on securities available-for-sale	(5)	9	13	3
Total comprehensive loss	$(6,849)	(5,522)	$(18,555)	$(22,604)

Basic and diluted loss per common share	$(0.12)	$(0.16)	$(0.39)	$(0.71)

Weighted average number of common shares outstanding used in the calculation of basic and diluted loss per common share (in thousands)	55,454	34,587	47,315	32,039

See accompanying notes to condensed consolidated interim financial statements (unaudited)

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity

(Expressed in thousands of US dollars)

(unaudited)

	Common Shares
	Shares (thousands)	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total

Balance, December 31, 2018	38,162	$261,072	$32,963	$(4,316)	$(275,638)	$14,081
Common shares issued pursuant to the public offering	11,500	19,594	-	-	-	19,594
Common shares issued pursuant to 2019 share purchase agreement	171	360	-	-	-	360
Common shares issued under the 2018 ATM	77	178	-	-	-	178
Common shares issued pursuant to 2018 share purchase agreement	5,502	10,000	-	-	-	10,000
Common shares issued upon exercise of stock options	34	60	(24)	-	-	36
Common shares issued on redemption of restricted share units	40	80	(80)	-	-	-
Stock-based compensation	-	-	1,734	-	-	1,734
Other comprehensive gain	-	-	-	13	-	13
Net loss	-	-	-	-	(18,568)	(18,568)
Balance, September 30, 2019	55,486	$291,344	$34,593	$(4,303)	$(294,206)	$27,428

Balance, December 31, 2017	27,502	$231,923	$29,365	$(4,316)	$(246,770)	$10,202
Common shares issued under the 2018 ATM	2,017	6,818	-	-	-	6,818
Common shares issued pursuant to 2017 share purchase agreement	5,232	14,995	-	-	-	14,995
Common shares issued pursuant to 2018 purchase agreement	170	600	-	-	-	600
Common shares issued upon exercise of stock options	96	379	(160)	-	-	219
Stock-based compensation	-	-	3,695	-	-	3,695
Other comprehensive gain	-	-	-	3	-	3
Net loss	-	-	-	-	(22,607)	(22,607)
Balance, September 30, 2018	35,017	$254,715	$32,900	$(4,313)	$(269,377)	$13,925

See accompanying notes to condensed consolidated interim financial statements (unaudited)

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in thousands of US dollars)

(unaudited)

	Three months ended September 30		Nine months ended September30
	2019	2018	2019	2018

Cash flows from (used in) operating activities:
Net loss for the period	$(6,844)	$(5,531)	$(18,568)	$(22,607)
Items not involving cash:
Stock-based compensation	504	952	1,734	3,695
Shares issued to Aspire Capital as commitment fees	-	-	360	600
Depreciation and amortization	33	29	115	64
Amortization of right-of-use assets	115	-	346	-
Interest on lease liabilities	22	-	69	-
Operating lease payments amortized to lease liabilities	(126)	-	(345)	-
Unrealized foreign exchange (loss) gain	5	(19)	2	1
Accrued interest on investments	(58)	-	(77)	-
Change in non-cash operating working capital:
Prepaid expenses	437	68	361	2
Other current assets	59	66	(8)	(65)
Account payable	(66)	40	(141)	598
Accrued liabilities	735	(73)	825	7
Cash used in operating activities	(5,184)	(4,468)	(15,327)	(17,705)

Cash flows from financing activities:
Issuance of common shares pursuant to Public Offering, net of broker commission and agent legal fees	-	-	19,736	-
Issuance of common shares under 2018 Share Purchase Agreement	-	-	10,000	-
Issuance of common shares under 2017 Share Purchase Agreement	-	-	-	15,000
Issuance of common shares under the 2018 ATM, net of broker commission	-	1,579	178	6,827
Cost of offerings	-	(7)	(142)	(14)
Issuance of common shares upon exercise of stock options	17	36	36	219
Cash provided by financing activities	17	1,608	29,808	22,032

Cash flows from (used in) investing activities:
Maturity (acquisition) of investments	(1,000)	-	(9,000)	250
Purchase of property and equipment	(42)	(28)	(92)	(152)
Cash provided by (used in) investing activities	(1,042)	(28)	(9,092)	98

Effect of exchange rate fluctuations on cash and cash equivalents held	(3)	-	(2)	-

Increase/(decrease) in cash and cash equivalents	(6,212)	(2,888)	5,387	4,425

Cash and cash equivalents, beginning of period	26,898	17,944	15,299	10,631
Cash and cash equivalents, end of period	$20,686	$15,056	$20,686	$15,056

See accompanying notes to condensed consolidated interim financial statements (unaudited)

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and nine months ended September 30, 2019 and 2018

(Tabular amounts in thousands of US dollars, unless otherwise noted)

1.	Reporting entity:

Aptose Biosciences Inc. (“Aptose” or the “Company”) is a clinical-stage biotechnology company committed to discovering and developing personalized therapies addressing unmet medical needs in oncology. The Company’s executive offices are located in San Diego, California and its head office is located in Toronto, Canada.

Aptose has two clinical-stage programs and a second program that is discovery-stage and partnered with another company. CG026806 (“CG-806”), Aptose’s pan-FMS-like tyrosine kinase 3 / pan-Bruton’s tyrosine kinase inhibitor, is currently enrolling patients in a Phase 1a/b, multicenter, open label, dose-escalation study with expansions to assess the safety, tolerability, PK, and preliminary efficacy of CG-806 in patients with chronic lymphocytic leukemia (CLL/SLL) or non-Hodgkin lymphomas (NHL). Aptose plans to seek allowance from the FDA to move into patient populations that include relapsed or refractory acute myeloid leukemia (AML) and myelodysplastic syndromes (MDS) in a separate Phase 1 trial. APTO-253, Aptose’s second program, is a small molecule MYC inhibitor and is currently enrolling patients in a Phase 1b clinical trial for the treatment of patients with R/R blood cancers, including AML and high-risk Myelodysplastic Syndrome.

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

During the three and nine months ended September 30, 2019, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as described below for Lease accounting.

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

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and nine months ended September 30, 2019 and 2018

(Tabular amounts in thousands of US dollars, unless otherwise noted)

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

Cash and cash equivalents consists of cash of $323 thousand (December 31, 2018 - $621 thousand), deposits in high interest savings accounts and other term deposits with maturities less than 90 days totaling of $20.363 million (December 31, 2018 - $14.678 million).

4.	Right-of-use assets, operating leases:

	Nine months ended September 30, 2019	Year ended December 31, 2018

Right-of-use assets, January 1, 2019	$1,570	-
Additions to right-of-use assets	267	-
Right-of-use assets, September 30, 2019	1,837	-
Accumulated amortization	(346)	-
Right-of use assets, NBV	1,491	-

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and nine months ended September 30, 2019 and 2018

(Tabular amounts in thousands of US dollars, unless otherwise noted)

5.	Investments:

Investments consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Cost	Unrealized gain	Market value

Guaranteed investment certificate(s)	$9,515	13	9,528

	December 31, 2018

	Cost	Unrealized loss	Market value

Guaranteed investment certificate(s)	$458	(18)	440

6.	Fair value measurements and financial instruments:

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

Level 3 - inputs are unobservable (supported by little or no market activity).

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

The following table presents the Company’s assets that are measured at fair value on a recurring basis for the periods presented:

	September 30, 2019	Level 1	Level 2	Level 3
Assets

High interest savings account	$1,889	$-	$1,889	-
Commercial notes	9,977	-	9,977	-
Canadian provincial promissory notes	4,489	-	4,489	-
Guaranteed investment certificates, issued by a Canadian financial institution	13,536	-	13,536	-

	$29,891	$-	$29,891	$-

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and nine months ended September 30, 2019 and 2018

(Tabular amounts in thousands of US dollars, unless otherwise noted)

	December 31, 2018		Level 1		Level 2		Level 3

Assets	$		$		$		$

High interest savings account		496		-		496		-
United States treasury bills		3,989		-		3,989		-
Canadian provincial promissory notes		5,991		-		5,991		-
Guaranteed investment certificates, Royal Bank of Canada		4,642		-		4,642		-

		$15,118		$-		$15,118		$-

7.	Accrued liabilities:

Accrued liabilities as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018

Accrued personnel related costs	$1,038	$955
Accrued research and development expenses	888	257
Other accrued expenses	295	262
	$2,221	$1,474

8.	Lease liability

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

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,
2019	$127
2020	534
2021	545
2022	463
2023	119
Thereafter	-
$1,788

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

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and nine months ended September 30, 2019 and 2018

(Tabular amounts in thousands of US dollars, unless otherwise noted)

Nine months ended September 30, 2019
Weighted-average remaining term – operating leases (years)	3.5
Weighted-average discount rate – operating leases	5.43%

Lease liability, current portion	513
Lease liability, long term portion	1,124
Lease liability, total	1,637

Right-of-use assets obtained in exchange for new operating lease liabilities are as follows:

Nine months ended September 30, 2019

Right-of-use assets recorded upon adoption of Topic 842, January 1, 2019	$1,570
Right-of-use assets obtained in exchange for new operating lease liabilities in the period	$267

Operating lease costs and operating cash flows from our operating leases are as follows:

Nine months ended September 30, 2019

Operating lease cost	$431

Operating cash flows from operating leases	$345

Comparable figures are not presented as the Company adopted the new standard using the alternative transition method, which permits a company to use its effective date as the date of initial application without restating comparative period financial statements.

9.	Share capital:

The Company has authorized share capital of an unlimited number of common voting shares.

(a)	Equity issuances:

(i)	2019 Confidentially Marketed Public Offering (CMPO)

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

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and nine months ended September 30, 2019 and 2018

(Tabular amounts in thousands of US dollars, unless otherwise noted)

(ii)	2019 Share Purchase agreement

On May 7, 2019, the Company entered into the 2019 Aspire Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20 million of Common Shares over approximately 30 months. The 2019 Purchase Agreement limits the amount of Aptose’s common shares that Aspire can own at one time to 9.99% of the issued and outstanding common shares of the Company, and limits the maximum number of common shares that can be issued under the Agreement to 19.99% of the Company’s outstanding common shares on the date of the 2019 Purchase Agreement unless shareholder approval is obtained or the shares issued to date once the 19.99% threshold is reached have an average purchase price equal to or exceeding $2.10. Pursuant to the terms of this agreement, on May 13, 2019, the Company issued 171,428 Common Shares (“Commitment Shares”) to Aspire Capital in consideration for entering into the 2019 Aspire Purchase Agreement. The Company recorded $360 thousand in general and administrative expenses related to the issuance of the Commitment Shares. As at September 30, 2019, the Company had not issued any shares under the 2019 Aspire Purchase Agreement, other than the Commitment Shares.

(iii)	2018 Share Purchase agreement

On May 30, 2018, the Company entered into the 2018 Aspire Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20 million of Common Shares over approximately 30 months. Pursuant to the terms of this agreement, on June 8, 2018, the Company issued 170,261 Common Shares (“Commitment Shares”) to Aspire Capital in consideration for entering into the 2018 Aspire Purchase Agreement. The Company recorded $600 thousand in general and administrative expenses related to the issuance of the Commitment Shares. During the period from January 1, 2019 up to May24, 2019, the date the 2018 Aspire Purchase Agreement was terminated, the Company issued 5,502,433 common shares under the agreement at an average price of $1.82 per share for gross and net proceeds of $10 million. On a cumulative basis up to May24, 2019, the Company raised a total of approximately $11.9 million gross and net proceeds under the 2018 Aspire Purchase Agreement. As of May24, 2019, the Company has issued 6,409,980, the maximum number of shares issuable under this facility without shareholder approval.

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

During the nine months ended September 30, 2018, the Company issued 5,231,953 common shares under the Aspire Purchase Agreement at an average price of $2.87 per share for gross and net proceeds of approximately $15 million. On a cumulative basis to September 30, 2018, the Company has raised a total of $15.5 million gross proceeds under the Aspire Purchase Agreement, the total amount that was available under the Agreement.

(v)	2019 At-The-Market (“ATM”) Facility

On May 24, 2019, the Company entered into an “At-The-Market” Facility (“ATM”) equity distribution agreement with Piper Jaffray and Canaccord Genuity acting as co-agents. Under the terms of this facility, the Company may, from time to time, sell shares of our common stock having an aggregate offering value of up to $40 million through Piper Jaffray and Cannacord Gennuity on the Nasdaq Capital Market. During the nine months ended September 30, 2019, the Company did not issue any shares under this ATM equity.

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and nine months ended September 30, 2019 and 2018

(Tabular amounts in thousands of US dollars, unless otherwise noted)

(vi)	2018 At-The-Market (“ATM”) Facility

On March 27, 2018, the Company entered into an “At-The-Market” Facility (“ATM”) equity distribution agreement with Cantor Fitzgerald acting as sole agent. Under the terms of this facility, the Company may, from time to time, sell shares of our common stock having an aggregate offering value of up to $30 million through Cantor Fitzgerald on the Nasdaq Capital Market. During the nine months ended September 30, 2019, the Company issued 77,349 shares under this ATM equity facility at an average price of $2.37 for gross proceeds of $183 thousand ($178 thousand net of share issue costs). During the nine months ended September 30, 2018, the Company issued 2,017,046 shares under this ATM equity facility at an average price of $3.49 for gross proceeds of $7.0 million ($6.8 million net of share issue costs). Costs associated with the proceeds consisted of a 3% cash commission. On a cumulative basis to September 30, 2019, the Company has raised a total of $11.2 million gross proceeds ($10.9 million net of share issue costs) under the ATM Facility. The Company terminated this agreement on May 24, 2019.

(b)	Loss per share:

Loss per common share is calculated using the weighted average number of common shares outstanding and is presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018

Net loss	$(6,844)	$(5,531)	$(18,568)	$(22,607)
Weighted-average common shares – basic and diluted	55,454	34,587	47,315	32,039
Net loss per share – basic and diluted	$(0.12)	$(0.16)	$(0.39)	$(0.71)

The effect of any potential exercise of the Company’s stock options outstanding during the three and nine month periods ended September 30, 2019 and September 30, 2018 has been excluded from the calculation of diluted loss per common share as it would be anti-dilutive.

10.	Stock-based compensation:

(a)	Stock options

Under the Company’s stock option plan, options, rights and other entitlements may be granted to directors, officers, employees and consultants of the Company to purchase up to a maximum of 17.5% of the total number of outstanding common shares, estimated at 9.7 million options, rights and other entitlements as at September 30, 2019. Options are granted at the fair market value of the common shares on the closing trading price of the Company’s stock on the day prior to the grant if the grant is made during the trading day or the closing trading price on the day of grant if the grant is issued after markets have closed. Options vest at various rates (immediate to four years) and have a term of 10 years.

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and nine months ended September 30, 2019 and 2018

(Tabular amounts in thousands of US dollars, unless otherwise noted)

Stock option transactions for the nine months ended September 30, 2019, are summarized as follows:

Option numbers are in (000’s)
		Nine months ended September 30, 2019	Weighted average
	Options	Weighted average exercise price	remaining contractual life (years)

Outstanding, beginning of period	4,489	$3.11
Granted	2,018	1.97
Exercised	(34)	1.11
Forfeited	(322)	2.36
Expired	(47)	4.33
Outstanding, end of the period	6,104	2.81	7.82
Exercisable, end of the period	3,340	3.34	6.82
Vested and expected to vest, end of period	5,689	2.86	7.66

As of September 30, 2019, there was $1.7 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.65 years.

The following table presents the weighted average assumptions that were used in the Black-Scholes option pricing model to determine the fair value of stock options granted during the period, and the resultant weighted average fair values:

	Nine months ended September 30, 2019	Nine months ended September 30, 2018

Risk-free interest rate	2.21%	2.43%
Expected dividend yield	-	-
Expected volatility	83.9%	93.4%
Expected life of options (years)	5	5
Grant date fair value	$1.32	$2.23

The Company uses historical data to estimate the expected dividend yield and expected volatility of its common shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

Stock options granted by the Company during the nine months ended September 30, 2019, vest 50% after one year and 16.67% on each of the next three anniversaries, except for 160,000 options which vest 50% after one year and 25% on each of the next two anniversaries and 335,000 options which vest 100% after one year.

Stock options granted by the Company during the nine months ended September 30, 2018 vest 50% after one year and 16.67% on each of the next three anniversaries, except for 166,000 options which vest 50% after one year and 25% on each of the next two anniversaries and 850,000 options which vested immediately on the grant date.

(b)	Restricted share units

The Company has a stock incentive plan (SIP) pursuant to which the Board may grant stock-based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company. Each restricted unit is automatically redeemed for one common share of the Company upon vesting. The following table presents the activity under the SIP plan for the nine months ended September 30, 2019 and 2018 the units outstanding.

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and nine months ended September 30, 2019 and 2018

(Tabular amounts in thousands of US dollars, unless otherwise noted)

	Nine months ended, September 30, 2019		Nine months ended, September 30, 2018
	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value
Outstanding, beginning of period	-	$-	-	$-
Granted	80	2.0	150	3.35
Redeemed	(40)	2.0	-	-
Outstanding, end of period	40	$2.0	150	$3.35

On June 3, 2019, the Company granted 80,000 restricted share units (RSUs), 40,000 restricted share units of which have a vesting term of three months and the balance having a vesting term of one year. On September 3, 2019, 50% of these restricted share units were vested and were redeemed for 40,000 common shares.

On July 13, 2018, the Company granted 150,000 restricted share units with a vesting term of three months.

The grant date fair value of the June 3, 2019 RSUs and July 13, 2018 were respectively determined as the closing value of the common shares of the Company on the Nasdaq Stock Market on the date prior to the date of grant.

(c)	Share-based payment expense

The Company recorded share-based payment expense related to stock options and RSUs as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Research and development	$34	$307	$309	$826
General and administrative	470	644	1,425	2,869
	$504	$951	$1,734	$3,695

11.	Related party transactions:

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

During the nine months ended September 30, 2019, the Company recorded $154 thousand (2018 – $215 thousand) in research and development expenses related to the agreement.

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

OVERVIEW

Aptose Biosciences Inc. (“we”, “our”, “us”, “Aptose” or the “Company”) is a science-driven biotechnology company advancing first-in-class targeted agents to treat life-threatening cancers, such as acute myeloid leukemia (“AML”), high-risk myelodysplastic syndromes (“MDS”), chronic lymphocytic leukemia (“CLL”) and other hematologic malignancies. Based on insights into the genetic and epigenetic profiles of certain cancers and patient populations, Aptose is building a pipeline of novel oncology therapies directed at dysregulated processes and signaling pathways. Aptose is developing targeted medicines for precision treatment of these diseases to optimize efficacy and quality of life by minimizing the side effects associated with conventional therapies. We currently have in development two molecules: CG026806 (“CG-806”) and APTO-253, both being evaluated for safety, tolerability, pharmacokinetics and signals of efficacy in Phase 1 clinical trials. Each molecule is described below:

CG-806 is an orally administered, highly potent first-in-class pan-FLT3/pan-BTK inhibitor that targets defined clusters of kinases that are operative in hematologic malignancies. This mutationally agnostic small molecule anticancer agent is currently being evaluated in a Phase 1a/b study for the treatment of patients having B-cell malignancies including CLL, small lymphocytic lymphoma (“SLL”) and certain non-Hodgkin’s lymphomas (“NHL”) that are resistant/refractory/intolerant to other therapies. Aptose also is planning for a Phase 1 study for the development of CG-806 for the treatment of patients with relapsed/refractory acute myeloid leukemia (“R/R AML”), including the emerging populations resistant to FMS-like tyrosine kinase 3 (“FLT3”) inhibitors.

Overexpression of Bruton’s tyrosine kinase (“BTK”) drives certain B cell malignancies, and treatment of such B cell malignancies with covalent BTK inhibitors that target the cysteine residue in the active site of BTK have heralded dramatic responses in many patients, but also can lead to drug resistance via mutation of the cysteine amino acid residue to a serine residue (“BTK-C481S mutant”) thus rendering such covalent inhibitors less effective. CG-806 targets the ATP-binding pocket of BTK through a reversible, non-covalent mechanism, thereby allowing CG-806 to retain low nanomolar potency against the BTK-C481S mutant and the BTK-wild type enzymes. Simultaneously, CG-806 inhibits aberrant intracellular BTK signaling and selects other oncogenic signaling pathways, thereby allowing CG-806 to exert potent and direct killing of the cancer cells without targeting pathways often associated with toxicities. Thus, CG-806 may serve as a novel therapeutic agent to treat B cell malignancy patients that are refractory, resistant or intolerant to covalent BTK inhibitors and other non-covalent BTK inhibitors currently in development. In addition to potent inhibition of wild type and mutant forms of BTK, CG-806 exhibits high potency (picomolar to low nanomolar IC50 values) inhibition of the FLT3 cell surface receptor with an internal tandem duplication (“FLT3-ITD”) and significant potency against FLT3-wild type and all known mutant forms of FLT3. Because of the potency of CG-806 against FLT3, it may become an effective therapy for AML patients, including the subset of patients having the FLT3-ITD, which occurs in approximately 30% of patients with AML and is associated with poor prognosis. As noted above, CG-806 also suppresses the initiation and intracellular transmission of other oncogenic signaling pathways which are operative in AML, thereby potentially allowing the agent to become a broadly active and important therapeutic option for difficult-to-treat AML patient populations, including those with FLT3-wild type, and hopefully slowing the pace of drug resistance in patients.

APTO-253 is our Phase 1/b-stage small molecule therapeutic agent that inhibits expression of the MYC oncogene without causing general myelosuppression of the bone marrow. The MYC oncogene is overexpressed in hematologic cancers, including AML and certain B cell malignancies. MYC is a transcription factor that regulates cell growth, proliferation, differentiation and apoptosis, and overexpression amplifies new sets of genes to promote survival of cancer cells. APTO-253 downregulates expression of the MYC oncogene in AML cells and depletes those cells of the MYC oncoprotein, leading to apoptotic cell death. Indeed, the first AML patient administered the lowest dose level (20 mg/m2) of APTO-253 experienced a significant reduction in the expression of MYC in blood cells (“PBMCs”) during the 28-day cycle of therapy, and no drug-related adverse events were noted. Likewise, the second patient administered APTO-253, this time an MDS patient administered the second dose level (40 mg/m2), also showed a significant reduction in the expression of MYC in PBMCs during the 28-day cycle of therapy, and no drug-related adverse events were noted. Similarly, MYC inhibition was observed in patients in the 66 mg/m2 dose level. Aptose now is planning to dose patients with the fourth dose level (100 mg/m2). Thus, APTO-253 may serve as a safe and effective MYC inhibitor for AML/MDS patients that combines well with other agents and does not significantly impact the normal bone marrow.

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

As of the date of this report, we have initiated ten sites for the Phase 1a/b trial in patients with CLL/SLL or NHL and have completed enrollment of CLL patients on the first and second dose levels. The first CLL patient at the first dose level received 150mg taken twice daily (“BID”) during a 28-day cycle and is continuing on study in their fifth cycle. Only one patient is required at this dose level. A second CLL patient was enrolled at the second dose level (300mg BID) during a 28-day cycle, and this patient also continues on study. In the CLL patient on the second dose level, we observed an increase in peripheral blood lymphocytes (or lymphocytosis), classically ascribed as a response to inhibition of BTK, and a reduction in tumor burden across multiple index nodes and no new hypermetabolic foci, as assessed by FDG-PET/CT at the first scheduled scan.

Our Clinical Safety Review Committee reviews relevant data following completion of each cohort, and the committee approved escalation to the third dose level (450mg BID). Aptose is now screening for three patients to be enrolled at this dose level.

Additionally, we are finalizing our efforts to perform clinical studies in patients with AML/MDS. The FDA granted orphan drug designation to CG-806 for the treatment of patients with AML. Orphan drug designation is granted by the FDA to encourage companies to develop therapies for the treatment of diseases that affect fewer than 200,000 individuals in the United States. Orphan drug status provides research and development tax credits, an opportunity to obtain grant funding, exemption from FDA application fees and other benefits. If CG-806 is approved to treat AML, the orphan drug designation provides us with seven years of marketing exclusivity.

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

Intellectual Property:

In May 2018, we paid $2.0 million in cash and obtained the rights to CG-806, for all fields of use, in all territories outside of the Republic of Korea and China, by exercising an option we obtained through a June 2016 option-license agreement with South Korean company CrystalGenomics, Inc. (“CG”), granting us an exclusive option to research, develop and commercialize (collectively, the “Rights”) CG-806.

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

We have completed several studies that demonstrate the highly differentiated profile of CG-806. Key studies that have been presented at scientific forums are as follows:

•	On April 15, 2018, at the 2018 Annual Meeting of the American Association for Cancer Research (“AACR”), we presented with the OHSU Knight Cancer Institute preclinical data demonstrating that CG-806, a pan-FLT3/pan-BTK inhibitor, demonstrates broader activity and superior potency to other FLT3 and BTK inhibitors against primary bone marrow samples from patients with hematologic malignancies. We also presented preclinical data demonstrating CG-806 targets multiple pathways to kill diverse subtypes of AML and B-cell malignancies in vitro.

•	On June 15, 2018, at the 23rd Congress of the European Hematology Association (“EHA”), we presented, during a poster presentation, preclinical data demonstrating CG-806 unique binding to wild type and C481S mutant BTK. Further, we presented that CG-806 suppresses the BCR, AKT/PI3K, ERK and NFkB signaling pathways and exerts broader and far greater potency of direct cancer cell killing that Ibrutinib against malignant bone marrow cells from patients with CLL, ALL and a host of other hematologic malignancies.

•	On December 3, 2018, we announced two separate poster presentations at the American Society of Hematology (ASH) Annual Meeting being held on December 1-4, 2018. The OHSU Knight Cancer Institute and Aptose presented data in one poster and the team at The University of Texas MD Anderson Cancer Center (“MDACC”) presented data in a separate poster. These presentations highlighted several key findings. First, in collaboration with the MDACC, orally administered CG-806 demonstrated efficacy in a patient derived xenograft (“PDX”) study in which the bone marrow cells from a patient with AML having dual ITD and D835 mutations in FLT3 were implanted into a mouse. The dual FLT3 mutant form of AML represents a very difficult to treat population that has shown resistance to other FLT3 inhibitors, and data from the PDX model suggest that CG-806 may be useful in treating such patients. Secondly, Aptose presented high level data from preclinical GLP toxicology studies that demonstrate orally administered CG806 is a well-tolerated targeted molecule. Finally, in collaboration with the OHSU Knight Cancer Center, studies of CG-806 on 124 samples of freshly isolated bone marrow from CLL patients demonstrated both broader and greater cell killing potency for CG-806 than Ibrutinib.

•	On April 1, 2019, at the 2019 Annual Meeting of the AACR, Aptose, along with our collaborators at OHSU Knight Cancer Institute, presented data highlighting CG-806 was more potent than other FLT3 inhibitors including midostaurin, sorafenib, sunitinib, dovitinib, quizartinib, crenolanib and gilteritinib. CG-806 was equally potent against cells from patients in the adverse, intermediate and favorable risk groups (2017 ELN risk stratification), and cells from patients with relapsed or transformed AML (World Health Organization classification) were as sensitive as those from patients with de novo AML. The data demonstrated potency in primary AML patient samples across all AML subgroups including relapsed/refractory/transformed AML and those with genetic abnormalities related to poor prognosis. While patient samples with FLT3-ITD mutations were expected to have greater sensitivity to CG-806, the most surprising correlation was the sensitivity of patient samples with IDH1 R132 mutations. The enhanced sensitivity of IDH-1 mutant AML to CG-806 warrants investigation in the clinical setting. Moreover, in studies of CG-806 on AML patient bone marrow samples, we demonstrated that mutations in p53, ASXL1 and NPM1 do not hinder the potency of CG-806.

•	On June 14, 2019, we presented new preclinical data for CG-806 in a poster presentation at the 24th Congress of the European Hematology Association (EHA) in Amsterdam, the Netherlands. The poster, CG-806, preclinical in vivo efficacy and safety profile as a pan-FLT3 / pan-BTK inhibitor, highlights the in vivo anti-leukemic efficacy of CG-806 and its GLP toxicology and toxicokinetic profile. In a preclinical MV4-11 FLT3-ITD AML xenograft mouse model, CG-806 suppressed leukemia growth at all doses tested throughout the 28-day period of dosing. In the mice treated with 100 mg/kg, 5 of 11 (45%) were cured through day 120, and in the 300 mg/kg group, 10 of 11 (91%) of the mice were cured. Retreating the “uncured’ mice in these two dose groups for an additional 28 days beginning on day 88 led to rapid and robust antitumor response in all retreated mice through day 120. In the “re-treated” mice, no drug resistance and no toxicities were observed. GLP 28-day toxicology and TK studies mice and dogs showed no adverse CG-806-related effects on body weight, ophthalmic, respiratory or neurological examinations, clinical pathology (coagulation, clinical chemistry, or urinalysis), organ weight or macroscopic evaluations. No CG-806-related cardiovascular effects were noted in the 28-day GLP toxicology study or in a separate preclinical cardiovascular safety study.

•	On October 24, 2019, we presented in a poster presentation at the 5th International Conference on Acute Myeloid Leukemia “Molecular and Translational” Advances in Biology and Treatment in Estoril, Portugal on the preclinical data for CG-806.

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

As of the date of this report, we have seven active sites recruiting patients in the dose escalation stage of the trial. The first patient, having AML, was dosed with 20mg/m2 and successfully completed the 28-day cycle. As only one patient was required at the first dose level, we then placed an MDS patient on the second dose level of 40mg/m2, and that patient successfully completed the 28-day cycle. We then successfully fulfilled the third cohort with three patients completing the 28-day cycle at a dose level of 66mg/m2. Following review of relevant data by our Clinical Safety Review Committee, we plan to begin enrollment of three patients into the fourth cohort at a dose level of 100mg/m2. We observed meaningful reductions in MYC expression in the PBMC from patients at all dose levels with the new formulation of APTO-253.

We are continuing to manufacture additional drug substance and drug product for use in the ongoing trial. We have completed a second 2kg GMP batch of drug substance and are in the process of manufacturing two additional batches of GMP drug product.

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

As reported previously, APTO-253 was placed on clinical hold by the FDA in November 2015 due to deficiencies in the drug product that was manufactured prior to 2013. Those shortcomings of the drug product were addressed and the clinical hold was lifted. More specifically, the Phase Ib trial of APTO-253 was placed on clinical hold as a consequence of an event that occurred at a clinical site with the infusion procedure. Ultimately, a root cause investigation determined that the event resulted from chemistry and manufacturing based issues, all of which were incorporated into a Chemistry, Manufacturing and Control amendment to the IND application. Effective June 29, 2018, the clinical hold was lifted and the APTO-253 clinical trial was re-initiated.

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

We then completed all tasks required to return APTO-253 to the Phase Ib clinical trial.

Preclinical data presented at scientific forums are as follows:

•	On April 17, 2018, at the 2018 Annual Meeting of the AACR, we presented preclinical data demonstrating that APTO-253 is a new addition to the repertoire of drugs that can exploit DNA BRCA1/2 deficiency, broadening the potential applicability of APTO-253 towards solid cancer indications.

•	On June 4, 2018, we announced that preclinical data elucidating the mechanism of action of APTO-253 were published in two separate articles in the June 2018 issue (Volume 17, Number 6) of Molecular Cancer Therapeutics, a peer-reviewed journal of the American Associate for Cancer Research. The most important finding disclosed in the published articles is the ability of the APTO-253 small molecule to bind to and stabilize a G-quadruplex DNA motif found in the promoter regulatory region of the MYC oncogene and to inhibit expression of the MYC gene, thereby depleting the cells of the MYC oncoprotein and leading to cancer cell death. These findings make APTO-253 the only clinical stage molecule that can directly target the MYC gene and inhibit its expression.

•	On April 1, 2019, at the 2019 Annual Meeting of the AACR, we presented in vitro studies that further define the mechanism of action of APTO-253. Researchers found that APTO-253 targets a G-quadruplex motif in the P1/P2 promoter region of the MYC gene and inhibits MYC gene expression to induce apoptosis, resulting in its ability to potently kill hematologic malignant cell lines and primary samples from AML and CLL patients. In this study, researchers performed long-term in vitro studies to determine if and how cells might develop resistance to APTO-253. MYC driven Raji cells required three years in increasing concentrations of APTO-253 in order to adopt multiple modifications and develop high level resistance to APTO-253. These modifications include up-regulation of the ABCG2 transporter, acquisition of a more stable MYC protein lacking the conserved core sequence of MYC Box III generated by deletion of an internal region of the MYC gene exon 2, and utilization of alternate P3 promoter not inhibited by G4 binding and stabilization.

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

Sources of liquidity:

The following table presents our cash and cash equivalents, investments and working capital as at September 30, 2019 and December 31, 2018.

(in thousands)	Balances at September 30, 2019	Balances at December 31, 2018
Cash and cash equivalents	$20,686	$15,299
Investments	9,528	440
Total	$30,214	$15,739

Working capital	$26,700	$13,697

Working capital reflects cash, cash equivalents, investments and prepaid expenses and other current assets less current liabilities. Current liabilities of approximately $3.9 million as at September 30, 2019 include approximately $513 thousand related to the current portion of the Company’s lease liability. There is no comparable amount in current liabilities of approximately $2.79 million as at December 31, 2018. See “Critical Accounting Policies” below.

In addition to the cash and cash equivalent and investments on hand as at September 30, 2019, we have access to additional funds through two financing arrangements completed in May of 2019.

On May 24, 2019, we entered into an at-the-market equity facility (the “2019 ATM Facility”) with Piper Jaffray & Co. (“Piper Jaffray”) and Canaccord Genuity LLC (“Canaccord Genuity”), acting as co-agents. The 2019 ATM Facility allows us to instruct our co-agents to offer up to approximately 20.2 million common shares of the Company (the “Common Shares”), having an aggregate offering value of up to $40 million, at the prevailing market price from time to time. Use of this facility is dependent on a liquid market for Common Shares and our ability to use the effective registration statement from which the Common Shares under the ATM Facility are sold. As of the date of this report, we have not issued any Common Shares under the 2019 ATM Facility. The 2019 ATM Facility replaces the previous at-the-market facility that we entered into with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) in 2018 (the “2018 ATM Facility”).

On May 7, 2019, we entered into a common share purchase agreement (the “2019 Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) where Aspire Capital has committed to purchase up to $20 million of Common Shares of Aptose from time to time for up to 30 months. Additional terms of the financing are described below in the section “Common Share Purchase Agreements”. As consideration for Aspire Capital’s obligation under the 2019 Purchase Agreement we issued 171,428 Common Shares to Aspire Capital as a commitment fee (the “Commitment Shares”). As at September 30, 2019, we had not issued any shares under the 2019 Purchase Agreement, other than the Commitment Shares. The 2019 Purchase Agreement replaces the previous common share purchase agreement that we entered into with Aspire Capital in May 2018 (the “2018 Purchase Agreement”).

In managing our liquidity risk, we have considered our available cash and cash equivalents and investments as at September 30, 2019. We have also considered our ability to continue to raise funds in 2019 and 2020 through the 2019 ATM Facility with Piper Jaffray and Canaccord Genuity and through the 2019 Purchase Agreement with Aspire Capital, each of which is described further below, in assessing whether we will have sufficient resources to fund research and development operations and general and administrative costs through to at least the twelve-month period ending from the date of this report.

We believe that our cash and cash equivalents and investment holdings, and use of full proceeds from the 2019 ATM Facility and from the 2019 Purchase Agreement, will be enough to fund our planned operations into 2021.  We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway. These estimates include the rate of enrolment and timing and release of the results of our clinical trials, and our reliance on our manufacturers. We are also reliant on the ability of Aspire Capital to purchase shares under the 2019 Purchase Agreement and also the availability of a liquid market for Common Shares for use of the 2019 ATM facility.

We will need additional cash in order to execute our research and development plans for our CG-806 and APTO-253 programs and associated general and administrative overhead costs. We will use the most efficient source of capital available to us, which may include funds from the use of the 2019 ATM Facility, subject to a liquid market for our Common Shares.

Cash flows:

The following table presents a summary of our cash flows for the three months and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018

Net cash provided by (used in):
Operating activities	$(5,184)	$(4,468)	$(15,327)	$(17,705)
Investing activities	(1,042)	(28)	(9,092)	98
Financing activities	17	1,608	29,808	22,032
Effect of exchange rates changes on cash and cash equivalents	(3)	-	(2)	-
Net increase (decrease) in cash and cash equivalents	$(6,212)	$(2,888)	$5,387	$4,425

We do not expect to generate positive cash flow from operations for the foreseeable future due to the early stage of our clinical trials. These trials may incur additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, and manufacturing, as well as operating expenses associated with supporting these activities. It is expected that negative cash flow will continue until such time, if ever, that we receive regulatory approval to commercialize any of our products under development and/or royalty or milestone revenue from any such products exceeds expenses.

Net cash used in operating activities was higher in the three-month period ended September 30, 2019 as compared with the three-month period ending September 30, 2018, mostly as a result of a higher net loss in the current period, and offset by an increase in accrued liabilities during the current period. See “Results of Operations”.

Net cash used in operating activities was lower in the nine-month period ended September 30, 2019 as compared with the nine-month period ending September 30, 2018, resulting mostly from a lower net loss in the current nine-month period. See “Results of Operations”.

Net cash used in investing activities in the nine-month period ended September 30, 2019 of approximately $9.0 million reflects the purchase of securities with an original term of greater than 90 days. In the comparative period cash provided by financing activities was the result of the maturity of a $250 thousand investment offset by $152 thousand in purchases of property and equipment.

Net cash provided by financing activities in the nine-month period ended September 30, 2019 reflects mostly the 11,500,000 shares issued pursuant to the public offering of our Common Shares in June 2019 for net proceeds of approximately $19.6 million, 5,502,433 shares issued to Aspire Capital pursuant to the 2019 Purchase Agreement for net proceeds of approximately $10 million, 77,349 shares issued pursuant to the 2018 ATM Facility with Cantor Fitzgerald for net proceeds of approximately $178 thousand. Net cash provided by financing activities in the nine-month period ended September 30, 2018 reflects 5,231,953 shares issued pursuant to the 2018 Purchase Agreement with Aspire Capital for net proceeds of approximately $15 million and 2,017,046 shares issued pursuant to the 2018 ATM Facility with Cantor Fitzgerald for net proceeds of approximately $6.8 million and approximately $219 thousand related to the exercise of stock options.

Common Share Purchase Agreements

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

In May 2018, we entered into the 2018 Purchase Agreement with Aspire Capital to sell up to $20 million of Common Shares to Aspire Capital. Under the terms of the 2018 Purchase Agreement, Aspire Capital committed to purchase up to an aggregate of $20 million of our Common Shares, at our request from time to time during a 30-month period beginning on June 8, 2018. Under the terms of the 2018 Purchase Agreement, we issued 170,261 Common Shares at a value of $3.524 per Common Share to Aspire Capital as consideration for Aspire Capital entering into the 2018 Purchase Agreement, and during the year ended December 31, 2018, we issued 907,547 Common Shares at an average price of $2.12 for gross proceeds of approximately $1.9 million. During the period from January 1, 2019 to May 24, 2019, the date the 2018 Purchase Agreement was terminated, we issued 5,502,433 Common Shares under the 2018 Purchase Agreement at an average price of $1.82 per share for gross and net proceeds of $10 million. On a cumulative basis up to May 24, 2019, we raised in total, approximately $11.9 million gross and net proceeds under the 2018 Purchase Agreement. As of May 7, 2019, we have issued 6,409,980, the maximum number of shares issuable under this facility without shareholder approval.

On May 7, 2019, we entered into the 2019 Purchase Agreement with Aspire Capital where Aspire Capital has committed to purchase up to $20 million of Common Shares of Aptose, at our request from time to time, for up to 30 months. The 2019 Purchase Agreement limits the amount of Common Shares that Aspire Capital can own at one time to 9.99% of the issued and outstanding Common Shares, and limits the maximum number of Common Shares that can be issued under the 2019 Purchase Agreement to 19.99% of the outstanding Common Shares on the date of the 2019 Purchase Agreement unless shareholder approval is obtained or the Common Shares issued to date once the 19.99% threshold is reached have an average purchase price equal to or exceeding $2.10. As consideration for Aspire Capital’s obligation under the 2019 Purchase Agreement we issued 171,428 Common Shares to Aspire Capital as a commitment fee. The Company recorded $360 thousand in general and administrative expenses related to the issuance of the Commitment Shares. As at September 30, 2019, the Company had not issued any shares under the 2019 Purchase Agreement, other than the Commitment Shares.

At-The-Market Facilities

On March 27, 2018, we entered into the 2018 ATM Facility with Cantor Fitzgerald, acting as sole agent. Under the terms of this facility, we could, from time to time, sell our Common Shares having an aggregate offering value of up to $30 million through Cantor Fitzgerald.

During the year ended December 31, 2018, we issued 4,085,615 Common Shares under the 2018 ATM Facility at an average price of $2.71 for gross proceeds of approximately $11.1 million ($10.7 million net of share issue costs). During the nine months ended September 30, 2019, we issued 77,349 additional Common Shares under the 2018 ATM Facility at an average price of $2.37 for gross proceeds of $183 thousand ($178 thousand net of share issue costs). On a cumulative basis to September 30, 2019, we have raised a total of $11.2 million gross proceeds ($10.9 million net of share issue costs) under the 2018 ATM Facility. We terminated this agreement on May 24, 2019.

On May 24, 2019, we entered into the 2019 ATM Facility with Piper Jaffrey and Canaccord Genuity, acting as co-agents. Under the terms of this facility, we may, from time to time, sell our Common Shares having an aggregate offering value of up to $40 million through the co-agents. We determine, at our sole discretion, the timing and number of Common Shares to be sold under the 2019 ATM Facility. As of the date of this report, we have not issued any Common Shares under the 2019 ATM Facility.

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

Contractual Obligations

During the nine-month period ended September 30, 2019, we entered into an operating lease agreement to renew our existing laboratory space for a three-year period. Minimum lease payments are as follows: $24 thousand for the remaining three months of 2019, $97 thousand for the year ended December 31, 2020; $100 thousand for the year ended December 31, 2021 and $17 thousand for the year ended December 31, 2022. These lease payments, along with our lease payments for our other operating leases, have been recorded as a right-of-use asset and lease liability on the statement of financial position. See “Critical Accounting Policies” below.

Other than the above, there were no material changes to our contractual obligations and commitments described under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which can be found on EDGAR at https://www.sec.gov and on SEDAR at www.sedar.com.

RESULTS OF OPERATIONS

A summary of the results of operations for the three-month and nine-month periods ended September 30, 2019 and 2018 is presented below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018

Revenues	$-	$-	$-	$-
Research and development expenses	4, 751	3,591	11,582	14,549
General and administrative expenses	2,276	2,020	7,391	8,233
Net finance income	183	80	405	175
Net loss	(6,844)	(5,531)	(18,568)	(22,607)
Other comprehensive gain/( loss)	(5)	9	13	3
Total comprehensive loss	$(6,849)	$(5,522)	$(18,555)	$(22,604)
Basic and diluted loss per common share	$(0.12)	$(0.16)	$(0.39)	$(0.71)

The net loss for the three-month period ended September 30, 2019 increased by approximately $1.3 million to $6.8 million as compared with $5.5 million for the comparable period. The increase is primarily the result of higher research and development expenses on both our APTO-253 and CG-806 programs and higher administrative costs associated with supporting the increased research activities.

The net loss for the nine-month period ended September 30, 2019 decreased by $4 million to $18.6 million compared with $22.6 million for the comparable period. The decrease is primarily as a result of $5 million in license fees to Crystal Genomics paid in the comparable period and higher stock option compensation in the comparable period, offset by higher costs in the current nine-month period associated with our CG-806 and APTO-253 development programs which are both now in Phase 1 clinical trials.

Research and Development

The research and development expenses for the three-month and nine-month periods ended September 30, 2019 and 2018 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018

License fees – CG-806	$-	$-	$-	$5,000
Program costs – CG-806	2,223	1,707	5,287	4,164
Program costs – APTO-253	1,446	1,066	3,296	3,085
Personnel related expenses	1,042	502	2,666	1,448
Stock-based compensation	34	307	309	826
Depreciation of equipment	6	9	24	26
	$4,751	3,591	$11,582	$14,549

Research and development expenses increased by approximately $1.2 million to approximately $4.8 million for the three-month period ended September 30, 2019 as compared with $3.6 million for the comparative period. Research and development expenses decreased by $3.0 million to $11.6 million for the nine-month period ended September 30, 2019 as compared with $14.5 million for the comparative period. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

•	We paid a total of $5 million in license fees to CG in the nine-month period ended September 30, 2018 which is comprised of $2 million for the Rights and $3 million for the China Rights. CG is eligible for development, regulatory and commercial-based milestones as well as royalties on future product sales.

•	An increase in research and development activities related to our CG-806 development program. In the three-month period ended March 31, 2019, program costs consisted mostly of costs to complete the preclinical studies and to prepare regulatory filings in support of an IND filing, and the manufacturing of drug product for the Phase 1 clinical trial. In the three-month period ended June 30, 2019 and in the three-month period ended September 30, 2019, program costs consisted mostly of contractors in support of the B cell Malignancy clinical trial, which was approved by the FDA in March 2019, and in ongoing manufacturing costs of CG-806 to supply the trial. In the three-month period ended March 31, 2018, program costs reflected the completion of two dose range finding studies and the manufacturing of a batch of the drug substance to be used in toxicity studies. In the three-month period ended June 30, 2018, we manufactured a GLP batch of CG-806 to be used in toxicity studies, we initiated the manufacturing of a GMP batch of the drug substance for future clinical trials, and we initiated a toxicity study in rodents. In the three-month period ended September 30, 2018, we completed the manufacturing of GMP batch of drug substance and completed several toxicity studies in rodents and dogs.

•	An increase in research and development activities related to our APTO-253 development program. In the three-month period ended March 31, 2019, program costs for our APTO-253 program consisted mostly of costs related to the Phase 1b clinical trial, and manufacturing costs for a second GMP batch of APTO-253. In the three-month period ended June 30, 2019, program costs for APTO-253 consisted mostly of costs associated with the clinical trial which was actively enrolling patients during this period. In the three month period ended September 30, 2019, program costs were comprised mostly of costs associated with the clinical trial and for manufacturing costs of drug product for the trial. In the three-month period ended March 31, 2018, we completed production of a GMP batch of drug product, and initiated necessary studies to present to the FDA in support of removing the clinical hold. In the three-month period ended June 30, 2018, we completed the required studies for the FDA, we initiated the manufacturing of an additional clinical batch of APTO-253 and we increased clinical activities in preparation to return APTO-253 to the clinic. In the three-month period ended September 30, 2018, we manufactured additional API, and initiated two clinical sites.

•	An increase in personnel expenses in the three and nine-month periods ended September 30, 2019, as compared with the three and nine-month periods ended September 30, 2018 mostly related to additional clinical research staff to support two Phase 1 clinical trials.

•	Stock option compensation is lower in the three-month period ended September 30, 2019 due to higher forfeitures in the current period. For the nine-month period ended September 30, 2019, there was a decrease in stock option compensation of approximately $517 thousand as compared with the nine-month period ended September 30, 2018, related mostly to higher forfeitures in the current period and to stock options granted in the three-month period ended March 31, 2018, of which 100,000 with a grant date fair value of $2.03 vested immediately, contributing to higher expenses in that period.

General and Administrative

The general and administrative expenses for the three and nine-month periods ending September 30, 2019 and 2018 are as follows:

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2019	2018	2019	2018

General and administrative, excluding non-cash items	$1,780	$1,356	$5,515	$4,726
Common Shares issued under the 2019 and 2018 Aspire share purchase agreements	-	-	360	600
Stock-based compensation	470	644	1,425	2,869
Depreciation of equipment	26	20	91	38
	$2,276	$2,020	$7,391	$8,233

General and administrative expenses increased in the three-month period ended September 30, 2019 as compared with the three-month period ended September 30, 2018, mostly as a result of higher personnel related expenses, consulting, professional fees, rent and office costs supporting our increased activities, and offset by lower stock-based compensation.

General and administrative expenses decreased in the nine-month period ended September 30, 2019 as compared with the nine-month period ended September 30, 2018, mostly as a result of lower stock-based compensation expense and lower legal and regulatory costs from financing activities and offset by higher personnel related expenses, consulting and rent and office costs.

In the nine-month period ended September 30, 2019, we issued 171,428 Commitment Shares to Aspire Capital as a commitment fee for entering into the 2019 Purchase Agreement. We recorded $360 thousand in general and administrative expenses related to the issuance of these shares. In the nine-month period ended September 30, 2018, we issued 170,261 Common Shares to Aspire Capital as a commitment fee for entering into the 2018 Purchase Agreement. We recorded $600 thousand in general and administrative expenses related to the issuance of these Common Shares.

Stock option compensation for the three-month period ended September 30, 2019 was $470 thousand as compared with $644 thousand for the three-month period ended September 30, 2018. For the nine-month period ended September 30, 2019, stock-based compensation decreased by approximately $1.4 million compared with $2.9 million for the nine-month period ended September 30, 2018. The decrease is mostly related to 750,000 stock options with a grant date fair value of $2.03, that were granted to directors and executives and vested immediately in the three-month period ended March 31, 2018. The Company granted a total of 1,376,000 stock options to directors and administrative employees in the nine-month period ended September 30, 2019, with an average grant date fair value of $1.30 as compared with a total of 1,700,000 stock options with an average grant date fair value of $2.14 in the nine month-period ended September 30, 2018. In addition, the Company granted 80,000 restricted share units (“RSUs”) in the current nine-month period as compared with 150,000 in the comparative nine-month period.

OFF-BALANCE SHEET ARRANGEMENTS

As at September 30, 2019, we are not party to any off-balance sheet arrangements.

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

Significant accounting judgments and estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the United States Securities Exchange Commission (the “SEC”) on March 12, 2019. With the exception of the change to our accounting policy noted below as a result of the adoption of Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842)  there were no material changes to our critical accounting policies and estimates during the nine-months ended September 30, 2019.

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

Updated share information

As at November 5, 2019, we had 55,486,564 Common Shares issued and outstanding. In addition, there were 6,143,137 Common Shares issuable upon the exercise of outstanding stock options and upon the vesting of restricted share units.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of our fiscal quarter ended September 30, 2019, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of our fiscal quarter ended September 30, 2019, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 5th day of November, 2019.

Aptose Biosciences Inc.

By:	/s/ William G. Rice
William G. Rice
Chairman, Chief Executive Officer
and President