Form 10-K
period 2019-12-31
Aptose Biosciences Inc.
filed 2020-03-10
CIK 882361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

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

The aggregate market value of the voting stock and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2019 was $143,417,295.

As of March 10, 2020, the registrant had 76,269,806 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2020 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III

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

Aptose has historically qualified as a “foreign private issuer” for purposes of reporting under the Securities Exchange Act of 1934, as amended, and filing registration statements under the Securities Act of 1933, as amended. Effective December 31, 2018, however, Aptose ceased qualifying as a foreign private issuer and began filing reports with the SEC as a “domestic issuer”. As a result, Aptose changed the accounting standards by which it prepares its financial statements from International Financial Reporting Standards, or “IFRS”, to generally accepted accounting principles in the United States, or “US GAAP”. All financial statements contained in this Annual Report are presented on the basis of U.S. GAAP. This report contains the following trademarks, trade names and service marks of ours: Aptose. This report also contains trademarks, trade names and service marks that are owned by other persons or entities.

PART I.

Item 1. Business

Overview

Aptose is a science-driven biotechnology company advancing highly differentiated agents to treat unmet medical needs in life-threatening cancers, such as acute myeloid leukemia (“AML”), certain B-cell malignancies, high-risk myelodysplastic syndrome (“MDS”) and other hematologic malignancies. Aptose is a publicly listed company incorporated under the laws of Canada. The Company’s shares are listed on the Nasdaq Capital Markets and the Toronto Stock Exchange. The Company was incorporated on September 5, 1986, under the name RML Medical Laboratories (“RML”) pursuant to the Business Corporations Act (Ontario). Between 1986 and 2014, the Company operated under the names of RML, IMUTEC Corporation and Lorus Therapeutics Inc. On August 28, 2014, the Company changed its name from Lorus Therapeutics Inc. to Aptose Biosciences Inc. and, on October 1, 2014, we consolidated our outstanding common shares (the “Common Shares”) on the basis of one post-consolidation Common Share for each twelve pre-consolidation Common Shares.

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

Aptose Programs

Aptose has two clinical-stage programs, and a third program that is discovery-stage and partnered with another company.

•	CG-806, our first clinical stage program: An investigational new drug (“IND”) application was submitted February 22, 2019 to the U.S. Food and Drug Administration (“FDA”) for CG026806 (“CG-806”), Aptose’s mutation-agnostic FMS-like tyrosine kinase 3 / Bruton’s tyrosine kinase (“FLT3/BTK”) inhibitor. CG-806 is being currently evaluated in a Phase Ia/b dose escalation study in patients with certain B-cell malignancies, including chronic lymphocytic leukemia (“CLL”), small lymphocytic lymphoma (“SLL”) and certain non-Hodgkin’s lymphomas (“NHL”) that are resistant/refractory/intolerant to other therapies. The CG-806 clinical program also is planned to expand into patients with relapsed/refractory (“R/R”) acute myeloid leukemia (“R/R AML”), including the emerging populations resistant to FLT3 inhibitors.

•	APTO-253, our second clinical-stage program: APTO-253 is a small molecule MYC oncogene inhibitor and we are currently enrolling patients in a Phase Ib clinical trial for the treatment of patients with R/R blood cancers, including AML and high-risk MDS.

•	APL-581, our partnered program, is a dual bromodomain and extra-terminal domain motif (“BET”) protein and kinase inhibitor program which we partnered to Ohm Oncology (“OHM”) on March 7, 2018.

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

•	As a cluster-selective kinase inhibitor, CG-806 targets multiple critical pathways that overlap to lead to the proliferation of cancer cells, including the B-cell receptor signaling pathway and FLT3 receptor pathways, as well as other receptor kinases and signaling cascades that drive dysregulated survival of the cancer cells.

•	Further, Aptose created the APTO-253 small molecule targeted drug that inhibits expression of the MYC oncogene and is under development as a novel therapy for AML and related MDS. Dysregulation of the MYC oncogene reprograms signaling of cancer cells to allow for malignant transformation and resistance to typical anticancer drugs. APTO-253 directly targets the MYC gene and inhibits production of MYC mRNA and protein, thereby leading to cancer cell death.

The following table sets forth various product conditions in our pipeline and their respective stages of development.

CG-806 Program

Overview

On May 7, 2018, we exercised an option by paying $2.0 million in cash to South Korean company CrystalGenomics, Inc. (“CG”), in order to purchase an exclusive license to research, develop and commercialize CG-806 in all countries of the world except the Republic of Korea and China, for all fields of use (collectively, the “Rights”). CG-806 is a highly potent, orally bioavailable non-covalent small molecule being developed for AML and certain B-cell malignancies because of its actions as a mutation-agnostic FLT3/BTK inhibitor. Subsequently, on June 14, 2018, we announced that we entered into a license agreement with CG for Aptose to gain a license for Rights in China (including the People’s Republic of China, Hong Kong and Macau) (the “China Rights”). Under the license agreement, Aptose made an upfront payment to CG of $3.0 million for the China Rights. CG is eligible for development, regulatory and commercial-based milestones, as well as single-digit royalties on product sales in China. The total deal value for the China Rights, including the upfront payment, is up to $125 million. Aptose now owns worldwide (excluding Korea) Rights, including an issued patent in China, to CG-806, a first-in-class, highly potent oral small molecule being developed for AML, B-cell malignancies and other hematologic malignancies. Future possible royalties that might be paid under these agreements are determined on a country-by-country and product-by-product basis, on net sales during the period of time beginning on the first commercial sale of such product in such country and continuing until the later of: (i) the expiration of the last-to-expire valid claim of the CG Patents in such country covering such product; and (ii) ten (10) years after the first commercial sale of such product in such country.

CG-806 exhibits a picomolar half maximal inhibitory concentration (IC50) toward FLT3 with the Internal Tandem Duplication (“FLT3-ITD”), potency against the wild type FLT3 and a host of mutant forms of FLT3, as well as single-digit nanomolar IC50’s against BTK and its C481S mutant (“BTK-C481S”). Consequently, CG-806 is characterized as a mutation-agnostic FLT3/ BTK inhibitor. Further, CG-806 suppresses a small group of other relevant oncogenic kinases/pathways (including CSF1R, PDGFRα, TRK, and the ERK, MYC, AKT/mTOR/S6K and AURK/H3S10 pathways) that are operative in AML and certain B cell malignancies, but does not inhibit the TEC, EGFR and ErbB2/4 kinases that are responsible for safety concerns with certain other kinase inhibitors.

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

Separate from the AML and FLT3 story, CG-806 may be a preferable treatment for patients with B cell malignancies over alternatives such as ibrutinib or other commercially approved or development stage BTK inhibitors in certain circumstances. Overexpression of the BTK enzyme can drive oncogenic signaling of certain B cell malignancies, including chronic lymphocytic leukemia (“CLL”) and certain NHL such as mantle cell lymphoma (“MCL”), diffuse large cell B cell lymphoma (“DLBCL”) and others. Therapy of these patients with covalent, irreversible BTK inhibitors, such as ibrutinib, that target the active site cysteine (“Cys”) residue of BTK can be beneficial in many patients. However, therapy with covalent BTK inhibitors can select for BTK with a C481S mutation, thereby conferring resistance to covalent BTK inhibitors. Furthermore, approximately half of CLL patients have discontinued treatment with ibrutinib after 3.4 years of therapy. Discontinuation of ibrutinib is due to the development of drug resistance (in particular, patients have malignancies that developed the BTK-C481S mutation), or due to refractory disease (patient tumors did not respond to ibrutinib) or intolerance (side effects led to discontinuation of ibrutinib), according to a study performed at The Ohio State University. The C481S mutation is observed in 5-10% of the patients, while 40-45% of the patients were intolerant or refractory to ibrutinib. As a non-covalent, reversible inhibitor of BTK, CG-806 does not rely on the Cysteine 481 residue (“C481”) for inhibition of the BTK enzyme. Indeed, recent X-ray crystallographic studies (with wild type and C481S BTK) demonstrated that CG-806 binds productively to the BTK active site in a manner that is indifferent to the presence or absence of mutations at the 481 residue. Moreover, in vitro studies demonstrated that CG-806 kills B cell malignancy cell lines on average approximately 1000 times more potently than ibrutinib and kills ibrutinib-resistance cancer cells, and that CG-806 more potently killed primary malignant cells taken from the bone marrow of CLL and ALL B-cell cancer patients. Yet, CG-806 demonstrated a high degree of safety in animal efficacy and GLP toxicology studies. Consequently, patients who are resistant, refractory or intolerant to ibrutinib or other commercially approved or development-stage BTK inhibitors with B cell malignancies may continue to be sensitive to CG-806 therapy. This is particularly true since CG-806 inhibits the wild type and mutant forms of BTK, as well as other kinases/pathways that drive the survival and proliferation of B cell malignancies.

Role of BTK in B-cell signaling

BTK, a member of the TEC family kinase, is an essential element of B-cell receptor (“BCR”) signaling, which is required for B-cell maturation, survival and proliferation. It is an upstream activator of multiple pro-survival / anti-apoptotic pathways, including the NF-KB, mTOR-AKT, RAS, ERK and MAPK pathways. BTK is overexpressed in malignant cells from patients with various B-cell malignancies, such as CLL, MCL, AML, and DLBCL. Disruption of BCR signaling via inhibition of BTK, has been shown to lead to clinical remissions in these patients.

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

Preclinical In Vitro Evaluation of CG-806

CG-806 is a potent inhibitor of BTK and FLT3 wild types, as well as the BTK C481S and FLT3-ITD mutants, which are strongly associated with clinical relapse or are negative prognostic factors in patients. In enzymatic assays, CG-806 has demonstrated potency against the BTK C481S mutant with a half maximal IC50 of 2.5 nanomolar (nM). CG-806 also has potent activity against the FLT-ITD mutation, occurring in 30-35% of AML patients, with an IC50 against the purified enzyme of 0.8nM (800pM). Likewise, CG-806 exerts low nM IC50 values against the FLT3 enzyme having various mutations in the tyrosine kinase domain (TKD) and the Gatekeeper region, and CG-806 has the ability to potently suppress the CSF1R, PDGFRα, AKT/mTOR/S6K, ERK, MAPK, MYC and AURK/H3S10 pathways. Finally, CG-806 does not exhibit any inhibition of epidermal growth factor receptor (“EGFR”), TEC or ErbB2/4 kinases. Inhibition of one or more of these kinases has been speculated to contribute to the toxicity observed from the commercially approved BTK inhibitor.

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

CG-806 Xenograft Studies

In vivo subcutaneous AML tumor models of anti-cancer efficacy revealed CG-806 induced rapid and sustained tumor eradication (Figure 1a). CG-806 was administered orally once daily, for 14 days. Moreover, CG-806 exhibited the sustained tumor elimination post therapy, while demonstrating no impact to murine body weight, no impacts to hematology cell counts or visible organ toxicities – necropsy and clinical pathology findings did not reveal any abnormal observations. A maximum tolerated dose has not yet been identified with murine xenograft studies.

Figure 1a. Efficacy of CG-806 in MV4-11 xenograft model.

MV4-11 tumor bearing mice were administered an oral suspension once daily for 14 days of CG-806 at 2 mg/kg (red line), 10 mg/kg (green line) or 100 mg/kg (purple line), Ibrutinib, 12 mg/kg (black line), or Vehicle Control (light blue line) with 7-day post-treatment follow-up. Tumor volumes and body weights were measured 3 times weekly.

In a separate MV4-11 xenograft study (Figure 1b), the antitumor efficacy of CG-806 and mouse survival over 120 days were evaluated when mice were treated orally for 28 consecutive days with CG 806 at dose levels of 0 (vehicle only, red), 10 (olive), 30 (green), 100 (blue), or 300 mg/kg (magenta). In this study, the clinical formulation (CG-806 co-micronized with 2.5% sodium lauryl sulfate (SLS) and the dosing schedule (“BID”) planned for human clinical studies were utilized. CG-806 produced slower tumor growth and extended survival at the 10 and 30mg/kg dose levels, while 100% cure rates were achieved at the 100 and 300 mg/kg dose levels (11/11 mice survived in the latter two groups). Moreover, no signs of toxicity were noted at any dose level.

Figure 1b. CG-806 Extends Survival in a Dose-Dependent Way in MV4-11 AML Xenograft Mouse Model Following Oral BID Dosing for 28 Consecutive Days.

Although the above murine xenograft models demonstrate potent antitumor activity with no observed toxicity, the models utilize an AML cell line rather than cells derived from an AML patient. In a study performed at the University of Texas MD Anderson Cancer Center (“MDACC”), the efficacy of CG-806 was evaluated in a patient derived xenograft (“PDX”) model (Figure 1c). Bone marrow cells were collected from an AML patient that had relapsed on a clinical trial. The patient entered the trial with FLT3-ITD AML and was placed on sorafenib and azacytidine. After one cycle, the patient had a complete response but then relapsed after cycle 3. Genetic analysis demonstrated that the AML cells had acquired a second mutation in AML, and this was the D835 mutation, making the patient dual mutant FLT3-ITD/D835. Bone marrow cells from the patient (AML FLT3-ITD/D835) were implanted in mice to establish a PDX model. Expansion of the human AML cells in the bone marrow and peripheral blood of the mice took approximately one month. In the vehicle (15% Transcutol HP/85% PEG-400) treated mice, the leukemic burden in the peripheral blood increased from day 31 through day 50 and beyond. However, treatment with 100 mg/kg CG-806 (orally daily for 5 consecutive days followed by 2 days off every week), resulted in significant reduction in the leukemic burden and reductions in splenomegaly at 52 days post-implantation. These data suggest CG-806 may be used to treat patients whose disease has become resistant to other FLT3 inhibitors.

Figure 1c. CG-806 Efficacy in PDX Model Against AML Patient Cells with FLT3-ITD+D835Y Mutations

APTO-253 Program

Overview

APTO-253, our second clinical-stage program, is a novel small molecule therapeutic agent that inhibits expression of the MYC oncogene, leading to cell cycle arrest and programmed cell death (apoptosis) in human-derived solid tumor and hematologic cancer cells, without causing general myelosuppression of the healthy bone marrow. The MYC oncogene is overexpressed in hematologic cancers, including AML. MYC is a transcription factor that regulates cell growth, proliferation, differentiation and apoptosis, and overexpression amplifies new sets of genes to promote oncogenesis. APTO-253 dramatically down-regulates expression of the MYC oncogene in AML cells and depletes those cells of the MYC oncoprotein, leading to apoptotic cell death in AML cells. Thus APTO-253 may serve as safe and effective MYC inhibitor for AML that combines well with other agents and does not impact the normal bone marrow.

During 2015, we were evaluating APTO-253 in a Phase Ib clinical trial in patients with relapsed / refractory hematologic malignancies, particularly AML and MDS, before being placed on clinical hold by the FDA in November 2015. The Phase Ib trial was placed on clinical hold in order to solve a chemistry-based formulation issue, and the chemistry of the API and the formulation underwent minor modifications to deliver a stable and soluble drug product for return to the clinical setting. In December 2016, we announced that we had successfully manufactured multiple non-GMP batches of a new drug product formulation for APTO-253, including a batch that had been stable and soluble for over six months. However, the 40L batch that was the intended clinical supply encountered an unanticipated mishap during the filling process that compromised the stability of that batch of drug product. On January 23, 2017, we announced that the root cause and corrective action studies would take longer than originally expected and that we would temporarily delay clinical activities with APTO-253 in order to elucidate the cause of manufacturing mishap, with the intention of restoring the molecule to a state supporting clinical development and partnering. Formal root cause analyses studies were completed to identify the reason for the drug product stability failure, and a correction action was implemented. We then manufactured a new GMP clinical supply of drug product and performed the studies required to demonstrate the fitness of the drug product for clinical usage, and presented the findings to the FDA in the second quarter of 2018. On June 28, 2018, the FDA notified us that it had lifted the clinical hold on APTO-253. This was followed by resubmission of the revised clinical protocol to Institutional Review Boards (“IRB”) at multiple clinical sites.

On November 28, 2018, we announced that we dosed the first patient in the re-initiation of the Phase Ib Clinical Study of APTO-253. Since then, we have completed the first three dose cohorts (20mg/m2, 40mg/m2 and 66mg/m2) and are currently dosing patients in the fourth dose cohort at 100mg/m2 dose level. In the patients we have dosed at the first three dose levels, we observed meaningful reductions in MYC expression in the patient PBMC samples and noted that the drug product is well tolerated to date.

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

In June 2012, MDACC in Houston was added as a second site under the direction of Dr. Jennifer Wheler as the principal investigator. In addition, Aptose announced that the study had successfully completed the accelerated drug dose escalation stage (Stage 1), with further escalation under way in the non-accelerated dose escalation stage (Stage 2) for the purpose of determining the maximal tolerated dose level and recommended Phase II dose. The addition of a second site expanded patient availability for enrollment.

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

In July 2013, Aptose announced the results of the Phase I clinical trial of APTO-253. In this first-in-man dose-escalation clinical study, APTO-253 demonstrated a favorable safety profile, as well as encouraging signs of antitumor activity in patients with solid tumors. The design of this trial consisted of APTO-253 as a single agent in patients with advanced solid tumors resistant to multiple standard therapies. The study enrolled 27 patients, all of which had failed a median of four prior chemotherapies. Although this was primarily a dose-escalation safety study, efficacy and pharmacokinetics were also explored.

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

The safety assessment indicated that APTO-253 was well tolerated at all dose levels tested in this trial. The dose escalation was not limited by toxicity. The most common adverse event was Grade 1 or 2 fatigue seen in three patients. There was one Grade 3 toxicity, asymptomatic low blood phosphate level that was reversible by supplementation with phosphates. The pharmacokinetic profile was consistent with the predictive profile seen preclinically, and the elimination profile and half-life in patients were suggestive of a very rapid distribution phase and prolonged retention. No further studies were performed by the prior administration of Aptose following the arrival of the new administration in late 2013.

APL-581 Program

In November 2015, Aptose announced an exclusive drug discovery partnership with Laxai Avanti Life Sciences (“LALS”) for their expertise in next generation epigenetic-based therapies. Under the agreement, LALS was to be responsible for developing multiple clinical candidates, including optimizing candidates that exert dual BRD4 / kinase inhibitory activity. Based on available resources, Aptose halted further investment in the collaboration with LALS in late 2016. However, the program delivered novel intellectual property and hit molecules (such as APL-581). Consequently, Aptose chose to out-license the program.

On March 7, 2018, Aptose entered into an exclusive global license agreement with OHM, an affiliate of LALS that was formed in 2016 to advance the clinical development of compelling molecules derived from the LALS initiative, for the development, manufacture and commercialization of APL-581, as well as related molecules, from Aptose’s dual BET protein and kinase inhibitor program. Under the agreement, Aptose retained reacquisition rights to certain molecules, while OHM/LALS has the rights to develop and sublicense all other molecules. Aptose received a nominal upfront cash payment and is eligible to receive up to $125 million of additional payments based on the achievement of certain developmental, regulatory and sales milestones, as well as significant royalties on future sales generated from the program, if any. We have not received any milestone or royalty payments pursuant to this agreement. Future possible royalties that might be paid by Ohm to Aptose under these agreements are determined on a country-by-country and product-by-product basis, on net sales during the period of time beginning on the first commercial sale of such product in such country and continuing until the later of: (i) the expiration of the last-to-expire valid claim of the CG Patents in such country covering such product; and (ii) ten (10) years after the first commercial sale of such product in such country.

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

CG-806 Treatment for B Cell Malignancies

We are aware of a number of companies that have developed and are pursuing different approaches to BTK inhibition, both for the wild type and to the C481S-mutant forms. Companies that have developed approved or are currently developing inhibitors that directly target the wild type include AbbVie (IMBRUVICA) and AstraZeneca (CALQUENCE) and Beigene Co., Ltd. (Zanubrutinib).

Others that are developing inhibitors that target the C481S-mutant BTK include Merck (ARQ 531), Roche, Sunesis Pharmaceuticals (vecabrutinib) and Eli Lilly (LOXO-305) among others.

CG-806 and APTO-253 for AML

We also face intense competition in AML as there is a wide range of therapies that have been approved and are under development for the treatment of AML. Companies that have developed approved or are currently developing non-targeted therapies include Jazz (VYXEOS), Pfizer (MYLOTARG) and AbbVie (VENCLEXTA), among others. Others that have developed or are developing highly targeted therapies such as FLT3 include Novartis (RYDAPT), Astellas (XOSAPTA), Daiichi Sankyo (quizartinib), Arog (crenolanib), and IDH1/2 include Agios (TIBSOVO) and Celgene/BMS (IDHIFA) among others.

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

CG-806

A Patent Cooperation Treaty (“PCT”) application providing composition of matter and use protection for CG-806 was filed in late 2013, with a potential expiry in 2033 before extension opportunities, across all major geographies

In May 2018, we paid $2.0 million in cash and licensed the rights to CG-806, for all fields of use, in all territories outside of the Republic of Korea and China, by exercising an option we obtained through a June 2016 option-license agreement with South Korean company CrystalGenomics, Inc. (“CG”) that had granted us an exclusive option to research, develop and commercialize (collectively, the “Rights”) CG-806.

In June 2018, we entered into a separate license agreement with CG for Aptose to gain a license for Rights to CG-806 in the People’s Republic of China, Hong Kong and Macau (the “China Rights”). This license agreement was formally executed by Aptose through an upfront payment to CG of $3.0 million for the China Rights. CG is eligible for payments upon the achievement of developmental, regulatory and commercial-based milestones, as well as single-digit royalties on product sales in China. Aptose now owns worldwide Rights to CG-806, including an issued patent in China but excluding any Rights in Korea.

US Patent No. 9,758,508

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

European Patent No. EP2940014B1

The granted patent claims the CG-806 compound, pharmaceutical compositions comprising the CG-806 compound, and uses for treating diseases caused by abnormal or uncontrolled activation of protein kinases, such as cancer. This European patent will be nationalized in, and cover, approximately forty European countries including the United Kingdom, France, Germany, Italy, Netherlands and Spain. The patent is expected to provide protection until December of 2033.

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

Canadian Patent No. 2896711

The granted patent claims numerous compounds, including the CG-806 compound, pharmaceutical compositions comprising the CG-806 compound, and the use of such a compound for the manufacture of a pharmaceutical composition for treating a disease caused by an abnormal or uncontrolled protein kinase. The patent is expected to provide protection until December of 2033.

APTO-253

As of March 10, 2020, we are the owner of record of five issued U.S. patents, which together provide coverage for the APTO-253 compound, its pharmaceutical composition and methods of treating various cancers with APTO-253, including solid tumors and leukemia. The APTO-253 composition of matter has patent protection until February, 2028 in the United States and May, 2026 in other countries. We also hold 20 international (non-U.S.) patents which together provide coverage for APTO-253, three of which are issued European patents, validated in at least eight countries in Europe. Our patents also include several compounds that are similar to APTO-253, which provide protection from competitors seeking to develop anticancer products that are related in chemical structure to APTO-253.

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

Employees

As at December 31, 2019, we employed 31 full-time persons and two part-time persons in research and drug development and administration activities. Seven of our employees hold Ph.Ds. and numerous others hold degrees and designations such as MD, MSc, BSc, CPA (CA), CPA (California) and MBA. To encourage a focus on achieving long-term performance, employees and members of the board of directors of the Company (the “Board”) have the ability to acquire an ownership interest in the Company through Aptose’s share option and alternate compensation plans. Of note, in January of 2020, Aptose hired a Chief Medical Officer holding an MD and a PhD.

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

The laws of most of these countries require the licensing of manufacturing facilities, carefully controlled research and the extensive testing of products. Biotechnology companies must establish the safety and efficacy of their new products in clinical trials; they must establish and comply with cGMPs for the manufacturing of the product and control over marketing activities before being allowed to market a product. The safety and efficacy of a new drug must be shown through human clinical trials of the drug carried out in accordance with the guidance and regulations established by local and federal regulatory agencies.

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

In addition, all federally regulated trials must be approved and monitored by an independent committee of doctors, scientists, advocates and others to ensure safety and ethical standards. These committees are called Institutional Review Boards (IRBs) or Ethics Review Boards (“ERBs”). The review boards study and approve all study-related documents before a clinical trial begins and also carefully monitor data to detect benefit or harm, and validity of results.

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

Information About Our Executive Officers

Aptose’s leadership team comprises accomplished industry, financial and clinical research professionals who are dedicated to building a comprehensive anticancer drug pipeline and clinical development programs focused on targeted therapeutics directed against dysregulated oncogenic processes in patients with life. The team includes our Chairman and Chief Executive Officer, our Chief Financial Officer, our Chief Business Officer and our Chief Medical Officer.

Dr. William G. Rice, age 61, joined Aptose as Chairman, President and Chief Executive Officer in October 2013. Prior to joining Aptose, Dr. Rice served as the President, Chief Executive Officer and Chairman of the board of Cylene Pharmaceuticals, Inc., a private biotechnology company (“Cylene”) from 2003 to 2013. Prior to Cylene, Dr. Rice was the founder, President, Chief Executive Officer and Director of Achillion Pharmaceuticals, Inc. from 1998 to 2003. He also served as Senior Scientist and Head of the Drug Mechanism Laboratory at the National Cancer Institute-Frederick Cancer Research and Development Center from 1992 to 1998, and served as a faculty member in the division of Pediatric Hematology and Oncology at Emory University School of Medicine from 1989 to 1992. Dr. Rice received his Ph.D. from Emory University Department of Biochemistry. He continues to serve as the Chairman of the board of Cylene and is a member of the board of directors of Oncolytics Biotech Inc. since 2015.

Gregory K. Chow, age 47, joined Aptose as Senior Vice President and Chief Financial Officer in December 2013. Previously, Mr. Chow served as Managing Director, Director of Private Placements at Wedbush Securities from 2012 to 2013, where he led the private placement capital activities within the Life Sciences Investment Banking Group. Prior to joining Wedbush, he was a Director in the Private Placements / Equity Capital Markets Group at RBC Capital Markets from 2006 to 2011, where he led life science private capital activities. From 2003 to 2006, he led the Private Capital Group at Wells Fargo Securities and was a Senior Auditor at BDO Seidman, LLP in their Century City, CA office. Mr. Chow is a Certified Public Accountant (inactive) in the State of California. Mr. Chow received his MBA in Finance from The Wharton School at the University of Pennsylvania, and his BA in Business Economics with an emphasis in Accounting from the University of California, Santa Barbara.

Dr. Jotin Marango, age 41, joined Aptose as Senior Vice President and Chief Business Officer in June 2019. Prior to joining Aptose, from 2017 to 2019, Dr. Marango was a managing director and senior research analyst at Roth Capital Partners covering biotechnology and therapeutics. Dr. Marango joined Roth from H.C. Wainwright & Co., where he worked from 2015 to 2017 and covered hematology, oncology, and pulmonary therapeutics, with a focus on epigenetic and molecularly targeted therapies. Dr. Marango began his career in equity research with Collins Stewart/Canaccord Genuity in 2010. Previously, Dr. Marango also served as Chief Operating Officer at the Samuel Waxman Cancer Research Foundation from 2012 to 2015, where he oversaw academic collaborations in translational therapeutics, as well as venture philanthropy initiatives in drug development. Dr. Marango studied theoretical chemistry and classical literature at Harvard University and later received his M.D. and Ph.D. degrees from the Mount Sinai School of Medicine in New York.

Dr. Rafael Bejar, M.D, Ph.D., age 48, joined Aptose as Senior Vice President and Chief Medical Officer in January 2020. Dr. Bejar is an internationally recognized physician scientist with extensive research and clinical experience in the area of hematologic malignancies. Dr. Bejar joined Aptose from UC San Diego (“UCSD”) where he began working in 2012. He continues to serve at UCSD as an Associate Professor of Clinical Medicine, caring for patients and maintaining a research laboratory focused on translational studies of myeloid malignancies. At UCSD, he founded the MDS Center of Excellence and led the Hematology Disease Team from 2017 to 2019. There he has directed several clinical studies and served as an advisor for numerous companies including Celgene, Takeda, AbbVie, Astex, Genoptix, Forty Seven, PersImmune, and Daiichi-Sankyo. Outside UCSD, Dr. Bejar sits on the Scientific Advisory Board for the MDS Foundation, is a prior member of the National Comprehensive Cancer Network Guidelines Committee, and has led projects for the International Working Group for MDS. He is frequently invited to speak at national and international meetings and has published articles in a variety of journals including The New England Journal of Medicine, Journal of Clinical Oncology, Leukemia, Blood, and Blood Advances. Dr. Bejar has been board certified in Hematology and Oncology since completing his fellowship at the Dana-Farber Cancer Institute. He completed his internship in Internal Medicine at the University of Chicago followed by his residency at the Brigham and Women’s Hospital in Boston where he later served a Medical Chief Resident and an Instructor in Hematology. He holds an MD degree and Neuroscience PhD from UCSD and a BS in Physics from MIT.

Corporate Information

Aptose is a publicly traded company incorporated pursuant to the Canada Business Corporations Act, or CBCA. Our headquarters are located at 251 Consumers Road, Suite 1105 Toronto, Ontario, Canada M2J 4R3 (telephone: 647-479-9828), and our executive offices are located at 12770 High Bluff Drive, Suite 120, San Diego, CA 92130 (telephone: 858-926-2730).

We file annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains our public filings and other information regarding the Company, at www.sec.gov. We are also a reporting issuer under the securities laws of the Province of Ontario in Canada. We make these reports available free of charge at our website http://www.aptose.com (under the “Investors — Financial Information” caption).

Prior to December 31, 2018, Aptose was a foreign private issuer, and in compliance with SEC regulations, filed its Quarterly reports on Form 6-Ks, and its Annual Reports on either Forms F-20 or F-40. These reports were made available on our website as soon as reasonably practicable after their filing with, or furnishing to, the SEC. We are also a reporting issuer under the securities laws of the Province of Ontario in Canada.

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

The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views with respect to future events, are subject to significant risks and uncertainties, and are based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic, competitive, political and social uncertainties and contingencies. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others:

•	our lack of product revenues and net losses and a history of operating losses;
•	our early stage of development, particularly the inherent risks and uncertainties associated with (i) developing new drug candidates generally, (ii) demonstrating the safety and efficacy of these drug candidates in clinical studies in humans, and (iii) obtaining regulatory approval to commercialize these drug candidates;
•	our need to raise substantial additional capital in the future and that we may be unable to raise such funds when needed and on acceptable terms;
•	further equity financing, which may substantially dilute the interests of our existing shareholders;
•	clinical studies and regulatory approvals of our drug candidates are subject to delays, and may not be completed or granted on expected timetables, if at all, and such delays may increase our costs and could substantially harm our business;
•	our reliance on external contract research/manufacturing organizations for certain activities and if we are subject to quality, cost, or delivery issues with the preclinical and clinical grade materials supplied by contract manufacturers, our business operations could suffer significant harm;
•	clinical studies are long, expensive and uncertain processes and the FDA, or other similar foreign regulatory agencies that we are required to report to, may ultimately not approve any of our product candidates;
•	our ability to comply with applicable governmental regulations and standards;
•	our inability to achieve our projected development goals in the time frames we announce and expect;
•	difficulties in enrolling patients for clinical trials may lead to delays or cancellations of our clinical trials;
•	our reliance on third-parties to conduct and monitor our preclinical studies;
•	our ability to attract and retain key personnel, including key executives and scientists;
•	any misconduct or improper activities by our employees;
•	our exposure to exchange rate risk;
•	our ability to commercialize our business attributed to negative results from clinical trials;
•	the marketplace may not accept our products or product candidates due to the intense competition and technological change in the biotechnical and pharmaceuticals, and we may not be able to compete successfully against other companies in our industries and achieve profitability;
•	our ability to obtain and maintain patent protection;
•	our ability to afford substantial costs incurred with defending our intellectual property;
•	our ability to protect our intellectual property rights and not infringe on the intellectual property rights of others;
•	our business is subject to potential product liability and other claims;
•	potential exposure to legal actions and potential need to take action against other entities;
•	commercialization limitations imposed by intellectual property rights owned or controlled by third parties;
•	our ability to maintain adequate insurance at acceptable costs;
•	our ability to find and enter into agreements with potential partners;
•	extensive government regulation;
•	data security incidents and privacy breaches could result in increased costs and reputational harm;
•	our share price has been and is likely to continue to be volatile;
•	future sales of our Common Shares by us or by our existing shareholders could cause our share price to drop;
•	changing global market and financial conditions;
•	changes in an active trading market in our Common Shares;
•	difficulties by non-Canadian investors to obtain and enforce judgments against us because of our Canadian incorporation and presence;
•	potential adverse U.S. federal tax consequences for U.S. shareholders because we are a “passive foreign investment company”;
•	our “emerging growth company” and “smaller reporting company” status;
•	any failures to maintain an effective system of internal controls may result in material misstatements of our financial statements, or cause us to fail to meet our reporting obligations or fail to prevent fraud;

•	our broad discretion in how we use the proceeds of the Common Shares issued pursuant to the two confidentially marketed public offerings completed in the year ended December 31, 2019, and from the sale of the Common Shares to Aspire Capital pursuant to the purchase agreements between us and Aspire;
•	our ability to expand our business through the acquisition of companies or businesses; and
•	other risks detailed from time-to-time in our on-going filings with the SEC and Canadian securities regulators, and those which are discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K.

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

Our product candidates require significant funding to reach regulatory approval assuming positive clinical results. For example, our product candidate APTO-253 began enrollment in a Phase Ib clinical trial in patients with relapsed or refractory AML and high risk MDS and was placed on clinical hold by the FDA following a voluntary suspension of dosing by us. That hold has been lifted, but significant additional funding will be necessary to complete the restarted Phase Ib clinical and, if required, Phase II or Phase III clinical trials. Similarly, we have received FDA approval to initiate a Phase I clinical trial with our product candidate CG-806 for patients with B-cell malignancies. Significant additional capital will be necessary to complete the Phase I clinical trial, and if required, Phase II or Phase III clinical trials. Such funding for our product candidates may be difficult, or impossible to raise in the public or private markets or through partnerships. If funding or partnerships are not readily attainable, the development of our product candidates may be significantly delayed or stopped altogether. The announcement of a delay or discontinuation of development would likely have a negative impact on our share price.

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

We have not been profitable since our inception in 1986. We reported net losses of $26.3 million in the fiscal year ended December 31, 2019, $28.8 million in the fiscal year ended December 31, 2018, and $11.7 million in the fiscal year ended December 31, 2017, and as of December 31, 2019, we had an accumulated deficit of $301.9 million.

We have not generated any significant revenue to date and it is possible that we will never have sufficient product sales revenue (if any) to achieve profitability. We expect to continue to incur losses for at least the next several years as we or our collaborators and licensees pursue clinical trials and research and development efforts. To become profitable, we, either alone or with our collaborators and licensees, must successfully develop, manufacture and market our current product candidates APTO-253 or CG-806, as well as continue to identify, develop, manufacture and market new product candidates. It is possible that we will never have significant product sales revenue or receive royalties on our licensed product candidates. If funding is insufficient at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

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

The loss of our executive officers could harm our operations and our ability to achieve strategic objectives. While we have employment agreements with our executive officers, such employment agreements do not guarantee their retention. We also depend on our scientific and clinical collaborators and advisors, all of whom have outside commitments that may limit their availability to us. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific, managerial, medical, clinical and regulatory personnel, particularly as we expand our activities and seek regulatory approvals for clinical trials. We routinely enter into consulting agreements with our scientific and clinical collaborators and advisors, key opinion leaders and academic partners in the ordinary course of our business. We also enter into contractual agreements with physicians and institutions who will recruit patients into our clinical trials on our behalf in the ordinary course of our business. Notwithstanding these arrangements, we face significant competition for these types of personnel from other companies, research and academic institutions, government entities and other organizations. We cannot predict our success in hiring or retaining the personnel we require for continued growth. The loss of the services of any of our executive officers or other key personnel could potentially harm our business, operating results or financial condition.

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

In the past five years, none of our product candidates has received regulatory approval for commercial use and sale in North America. We cannot market a pharmaceutical product in any jurisdiction until it has completed thorough preclinical testing and clinical trials in addition to that jurisdiction’s extensive regulatory approval process. Approval in one country does not assure approval in another country. In general, significant research and development and clinical studies are required to demonstrate the safety and effectiveness of our product candidates before we can submit any applications for regulatory approval.

Clinical trials are long, expensive and uncertain processes. Clinical trials may not start or be on schedule and the FDA or Health Canada or any other regulatory body may not ultimately approve our product candidates for commercial sale in the relevant territory. The clinical trials of any of our drug candidates could be unsuccessful, which would prevent us from advancing, commercializing or partnering the drug.

Even if the results of our preclinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer term treatment. Positive results in Phase I clinical trials may not necessarily repeat in larger Phase II or Phase III clinical trials.

Our preclinical studies and clinical trials may not generate positive results that will allow us to move towards the commercial use and sale of our product candidates. Furthermore, negative preclinical or clinical trial results may cause our business, financial condition, or results of operations to be materially adversely affected. For example, our Phase Ib clinical trial of APTO-253 in patients with relapsed or refractory AML and high risk MDS was placed on clinical hold by the FDA in November 2015. Those short comings of the drug product were addressed and the clinical hold was lifted. However, there can be no assurance that the Company will have the resources, or that we will decide, to continue the development of APTO-253. There is a long development path ahead that will take many years to complete the development and is prone to the risks of failure or delays inherent in drug development. Likewise, our CG-806 product candidate is currently being evaluated in a Phase Ia/b study for patients having B-cell malignancies, and it is expected to undergo many years of testing and regulatory examinations prior to any potential regulatory approvals.

Preparing, submitting and advancing applications for regulatory approval of products is complex, expensive and time intensive and entails significant uncertainty. A commitment of substantial resources to conduct time-consuming research, preclinical studies and clinical trials is required if we are to complete development of our products.

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

Our failure to develop safe and commercially viable drugs would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our share price.

We may not achieve our projected development goals in the time frames we announce and expect.

We set goals for, and make public statements regarding, the expected timing of the accomplishment of objectives material to our success, such as the commencement and completion of clinical trials, the submission of a drug-regulatory application, and the expected costs to develop our product candidates. The actual timing and costs of these events can vary dramatically due to factors within and beyond our control, such as delays or failures in our IND submissions or clinical trials, issues related to the manufacturing of drug supply, uncertainties inherent in the regulatory approval process, market conditions and interest by partners in our product candidates among other things. Our clinical trials may not be completed, we may not make regulatory submissions or receive regulatory approvals as planned; or we may not secure partnerships for any of our product candidates. Any failure to achieve one or more of these milestones as planned would have a material adverse effect on our business, financial condition and results of operations.

Delays in clinical testing could result in delays in commercializing our product candidates and our business may be substantially harmed.

We cannot predict whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before us, which would impair our ability to successfully commercialize our product candidates and may harm our financial condition, results of operations and prospects. The recommencement and completion of clinical trials for our products, including the APTO-253 phase Ib clinical trial, the phase Ia/b clinical trial for CG-806 study for the treatment of patients having B-cell malignancies, and the IND acceptance of our planned Phase I study for the development of CG-806 for the treatment of patients with relapsed/refractory acute myeloid leukemia (“R/R AML”) may be delayed for a number of reasons, including delays related, but not limited, to:.

•	failure by regulatory authorities to grant permission to proceed with a clinical trial;

•	a regulatory decision to place or placing the clinical trial on hold;

•	patients failing to enroll or remain in our trials at the rate we expect;

•	suspension or termination of clinical trials by regulators for many reasons, including concerns about patient safety or failure of our contract manufacturers to comply with cGMP requirements;

•	any changes to our manufacturing process that may be necessary or desired;

•	delays or failure to obtain GMP-grade clinical supply from contract manufacturers of our products necessary to conduct clinical trials;

•	product candidates demonstrating a lack of safety or efficacy during clinical trials;

•	patients choosing an alternative treatment for the indications for which we are developing any of our product candidates or participating in competing clinical trials;

•	patients failing to complete clinical trials due to dissatisfaction with the treatment, side effects or other reasons;

•	reports of clinical testing on similar technologies and products raising safety and/or efficacy concerns;

•	competing clinical trials and scheduling conflicts with participating clinicians;

•	clinical investigators not performing our clinical trials on their anticipated schedule, dropping out of a trial, or employing methods not consistent with the clinical trial protocol, regulatory requirements or other third parties not performing data collection and analysis in a timely or accurate manner;

•	failure of our contract research organizations, or CROs, to satisfy their contractual duties or meet expected deadlines;

•	inspections of clinical trial sites by regulatory authorities or IRBs, or ethics committees or boards finding regulatory violations that require us to undertake corrective action, resulting in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study;

•	one or more IRBs or ethics committees or boards rejecting, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or

•	failure to reach agreement on acceptable terms with prospective clinical trial sites.

Our product development costs will increase if we experience delays in testing or approval or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur, and we may need to amend study protocols to reflect these changes. Amendments may require us to resubmit our study protocols to regulatory authorities or IRBs or ethics committees or boards for re-examination, which may impact the cost, timing or successful completion of a trial. Delays or increased product development costs may have a material adverse effect on our business, financial condition and prospects.

We rely on contract manufacturers over whom we have limited control. If we are subject to quality, cost or delivery issues with the preclinical and clinical grade materials supplied by contract manufacturers, our business operations could suffer significant harm.

We rely on CMOs to manufacture our product candidates for some preclinical studies and clinical trials. We rely on CMOs for manufacturing, filling, packaging, storing and shipping of drug product in compliance with cGMP regulations applicable to our products. The FDA and other regulatory agencies ensure the quality of drug products by carefully monitoring drug manufacturers’ compliance with cGMP regulations. The cGMP regulations for drugs contain minimum requirements for the methods, facilities and controls used in manufacturing, processing and packing of a drug product.

We contracted with multiple CMOs for the manufacture of APTO-253 and CG-806 to supply the active ingredient and then drug product for our clinical trials. The synthesis of CG-806 is challenging from a scale-up synthetic chemistry perspective. The formulation and manufacture of APTO-253 is a complex process with many variables involved. We pre-qualified CMOs to have the capacity, the systems and the experience to supply CG-806 and APTO-253 for our clinical trials. We have qualified the manufacturing facilities and the FDA has also performed site audits for our selected CMOs. In spite of the efforts to prequalify CMOs, delays and errors may occur, and any such manufacturing failures, delays or compliance issues could cause delays in the completion of our clinical trial programs.

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

Some components of our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, political and public health risks associated with international trade and those markets.

We have third-party manufacturing partners in Germany and the United Kingdom; in addition, some materials used by our third-party manufacturers are supplied by companies located in other countries, including China. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including laws relating to the importation and taxation of goods (b) public health crises, such as pandemics and epidemics, in the countries where our suppliers and manufacturers are located; (c) transportation interruptions or increases in transportation costs; and (d) foreign intellectual property infringement risks. For example, the ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in extended shutdown of certain businesses in the region causing reduced availability for certain pharmaceutical ingredients. This public health crisis or any further political developments or health concerns in markets in which our products are manufactured or from which we obtain necessary pharmaceutical ingredients could adversely affect the supply of our drug products and, in turn, our business, financial condition, and results of operations.

If we have difficulty enrolling patients in clinical trials, the completion of the trials may be delayed or cancelled.

As our product candidates advance from preclinical testing to clinical testing, and then through progressively larger and more complex clinical trials, we will need to enroll an increasing number of patients that meet our eligibility criteria. There is significant competition for recruiting cancer patients in clinical trials, and we may be unable to enroll the patients we need to complete clinical trials for cancer indications on a timely basis or at all. Certain factors that affect enrollment of patients in our clinical trials are impacted by external forces that may be beyond our control. Such factors include, but are not limited to, the following:

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

Further, the FDA, Health Canada and comparable foreign regulatory authorities will have some discretion in the approval process and in determining when or whether regulatory approval will be obtained for any of our product candidates. Our product candidates may not be approved even if they achieve their primary endpoints in future Phase III clinical trials or registration trials. The FDA, Health Canada or other regulatory authorities may disagree with our trial design and the Company’s interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase III clinical trial that has the potential to result in approval by the FDA, Health Canada or another regulatory agency. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than the Company requests or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA, Health Canada or other regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

As a result of intense competition and technological change in the biotechnical and pharmaceutical industries, the marketplace may not accept our products or product candidates, and we may not be able to compete successfully against other companies in our industry and achieve profitability.

Many of our competitors have:

•	drug products that have already been approved or are in development;

•	large, well-funded research and development programs in the biotechnical and pharmaceutical fields;large, well-funded research and development programs in the biotechnical and pharmaceutical fields;

•	substantially greater financial, technical and management resources, stronger intellectual property positions and greater manufacturing, marketing and sales capabilities, areas in which we have limited or no experience; and

•	significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining required regulatory approvals.

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

For CG-806 and APTO-253 in AML, examples of potential competitors include Companies that have developed approved or are currently developing inhibitors that directly target the wild type include AbbVie (IMBRUVICA) and AstraZeneca (CALQUENCE) and Beigene Co., Ltd. (Zanubrutinib).

Others that are developing inhibitors that target the C481S-mutant BTK include Arqule, Inc. (ARQ 531), Roche, Sunesis Pharmaceuticals (SNS-062) and Eli Lilly among others.

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

Any product candidate that we develop and that obtains regulatory approval must then compete for market acceptance and market share. Our products may not gain market acceptance among physicians, patients, healthcare payers, insurers, the medical community and other stakeholders. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;

•	the ability to offer our product candidates for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	sufficient third-party coverage or reimbursement; and

•	the prevalence and severity of any side effects.

Further, any products we develop may become obsolete or face generic entry before we recover any expenses we incurred in connection with the development of these products. As a result, we may never achieve profitability.

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

Government regulation is a significant factor in the development, production and marketing of the Company’s products. Research and development, testing, manufacture, marketing and sales of pharmaceutical products or related products are subject to extensive regulatory oversight, often in multiple jurisdictions, which may cause significant additional costs and/or delays in bringing products to market, and in turn, may cause significant losses to investors. The regulations applicable to the Company’s product candidates in a given jurisdiction may change. Even if granted, regulatory approvals may include significant limitations on the uses for which products can be marketed or may be conditioned on the conduct of post-marketing surveillance studies. Failure to comply with applicable regulatory requirements can, among other things, result in delay in approving or refusal to approve a product candidate, interruptions of clinical trials or manufacturing, suspension or withdrawal of regulatory approval, warning letters, the imposition of civil penalties or other monetary payments, product recall or seizure, operating restrictions, injunctions or criminal prosecution. In addition, regulatory agencies many not approve the labeling claims that are necessary or desirable for the successful commercialization of the Company’s product candidates.

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

Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may adversely affect the prices we may obtain.

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

We expect ongoing initiatives in the United States and internationally to increase pressure on drug pricing. Regulations that mandate price controls and limitations on patient access to products or establish prices paid by government entities or programs may impact product candidates that we may successfully develop. Pharmaceutical product pricing is subject to enhanced government and public scrutiny and calls for reform. Some U.S. states have implemented, and other U.S. states are considering, pharmaceutical price controls or patient access constraints under the Medicaid program, and some U.S. states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid eligible. Efforts by government officials or legislators to implement measures to regulate prices or payments for pharmaceutical products, including legislation on drug importation, could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop drug candidates.

Legislative and regulatory proposals have also been made to expand post approval requirements and restrict sales and promotional activities for pharmaceutical products in the US. Any healthcare reforms enacted in the future may, like the Affordable Care Act, be phased in over a number of years but, if enacted, could reduce our revenue, increase our costs, or require us to revise the ways in which we conduct business or put us at risk for loss of business. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be.

In Canada, the Patented Medicine Prices Review Board ("PMPRB")  has jurisdiction to control prices of patented medicines that are considered excessive. Recent changes to the regulations governing the PMPRB are intended to lower the prices of patented medicines even further. The PMPRB's jurisdiction could extend to any of our drug products that are approved in Canada and protected under Canadian patents, with an adverse effect on the prices that we would otherwise obtain for these drugs in the relevant market.

Coverage and adequate reimbursement may not be available for our product candidates, which could make it difficult for us to sell our products profitably.

Market acceptance and sales of any drug candidates that we develop will depend in part on the extent to which reimbursement for these products and related treatments will be available from third party payors, including government health administration authorities and private health insurers. Third party payors decide which drugs they will pay for and establish reimbursement levels. Third party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for each of our drug candidates will be made on a plan by plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, a third party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Each plan determines whether or not it will provide coverage for a drug, what amount it will pay the manufacturer for the drug, and on what tier of its formulary the drug will be placed. The position of a drug on a formulary generally determines the copayment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions, including Canada, that could affect our ability to sell any future drugs profitably. These legislative and regulatory changes may negatively impact the reimbursement for any future drugs, following approval.

We are subject to U.S. and Canadian healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, fines, disgorgement, exclusion from participation in government healthcare programs, curtailment or restricting of our operations and diminished profits and future earnings.

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with healthcare providers, patients and third party payors could expose us to broadly applicable U.S. and Canadian laws and regulations relating to fraud abuse and healthcare more generally that may constrain the business or financial arrangements and collaborative partners through which we market, sell and distribute any products for which we obtain marketing approval.

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

You should consider an investment in our Common Shares as risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. The market price of our Common Shares has been highly volatile and is likely to continue to be volatile. This leads to a heightened risk of securities litigation pertaining to such volatility. Factors affecting our Common Share price include but are not limited to:

•	the progress of our pre-clinical and clinical trials;

•	our ability to obtain partners and collaborators to assist with the future development of our products;

•	general market conditions;

•	announcements of technological innovations or new product candidates by us, our collaborators or our competitors;

•	published reports by securities analysts;

•	developments in patent or other intellectual property rights;

•	the cash and investments held by us and our ability to secure future financing;

•	our ability to raise additional capital;

•	public concern as to the safety and efficacy of drugs that we and our competitors develop;

•	shareholder interest in our Common Shares;

•	low liquidity in the daily trading volume of our Common Shares; and

•	our ability to continue as a going concern;

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

United States investors in our Common Shares should be aware that the Company believes it was classified as a passive foreign investment company (“PFIC”) during the tax year ended December 31, 2019, and based on the nature of our business, the projected composition of our gross income and the projected composition and estimated fair market value of our assets, the Company expects to be a PFIC for the year ending December 31, 2020, and may be a PFIC in subsequent tax years. If the Company is a PFIC for any year during a United States shareholder’s holding period, then such United States shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” election (“QEF election”) or a “mark-to-market” election with respect to the Common Shares. A United States shareholder who makes a QEF election generally must report on a current basis its share of the Company’s net capital gain and ordinary earnings for any year in which the Company is a PFIC, whether or not the Company distributes any amounts to its shareholders. However, United States shareholders should be aware that we do not intend to satisfy record keeping requirements that apply to a qualified electing fund, and we do not intend to supply United States shareholders with information that such United States shareholders require to report under the QEF election rules, in the event that we are a PFIC and a United States shareholder wishes to make a QEF election. Thus, United States shareholders should assume that they will not be able to make a QEF election with respect to their Common Shares. A United States shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. Each United States shareholder should consult its own tax advisor regarding the United States federal, United States local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of our Common Shares.

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

We will cease to be an emerging growth company upon the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every five years by the SEC or more;

•	the last day of our fiscal year following the fifth anniversary of the completion of our first sale of common equity securities pursuant to an effective registration statement under the Securities Act (United States) which will be in September 2020;

•	the date on which we have, during the previous three-year period, issued more than $1,000,000,000 in non- convertible debt; or

•	the date on which we are deemed to be a “large accelerated filer”, as defined in Rule 12b–2 of the Exchange Act (United States) (the “Exchange Act”), which would occur if the market value of our ordinary shares that are held by non-affiliates exceeds $700,000,000 as of the last day of our most recently completed second fiscal quarter.

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

Section 404(a) of the SOX requires that our management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Although Section 404(b) of the SOX requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting, we have opted to rely on the exemptions provided to us by virtue of being an emerging growth company, and consequently will not be required to comply with SEC rules that implement Section 404(b) of SOX until we lose our emerging growth company status.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; and in that case, our shareholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our Common Shares. While we believe that we have sufficient personnel and review procedures to allow us to maintain an effective system of internal controls, we cannot assure you that we will not experience potential material weaknesses in our internal control. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“US GAAP”), because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our future reporting obligations.

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

As a foreign private issuer prior to December 31, 2018, we were exempt from certain rules under the Exchange Act that impose disclosure requirements as well as procedural requirements for proxy solicitations under Section 14 of the Exchange Act. In addition, our officers, directors and principal shareholders were exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act. Moreover, we were not required to file periodic reports and financial statements with the SEC as frequently or as promptly as a company that files as a domestic issuer whose securities are registered under the Exchange Act, nor were we generally required to comply with the SEC’s Regulation Fair Disclosure, which restricts the selective disclosure of material non-public information. For as long as we were a “foreign private issuer” or an eligible Canadian issuer under the Multijurisdictional Disclosure System, we filed our annual financial statements on Form 20-F, or on Form 40-F, respectively, and furnished our quarterly updates on Form 6-K to the SEC. However, the information we filed or furnished was not the same as the information required in annual and quarterly reports on Form 10-K or Form 10-Q for United States domestic issuers. Accordingly, there may be less historical information publicly available concerning us than there is for a company that has filed as a domestic issuer for longer.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 7,309 square feet of office space and 2,168 square feet of lab space in San Diego, California. The lease for the office space expires on March 31, 2023, and can be extended for an additional 5 year period. We lease approximately 2,078 square feet of office space in Toronto, Ontario, Canada. The lease for this location expires on June 30, 2023, with an option to renew for another five-year period. We believe that our facilities are sufficient to meet our needs and that suitable additional space will be available as and when needed.

ITEM 3. LEGAL PROCEEDINGS

We know of no material pending legal proceedings to which our company or subsidiaries is a party or of which any of our properties, or the properties of our subsidiaries, is the subject. However, from time to time, we may be subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business.  Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Shares are currently traded on The Nasdaq Capital Market under the symbol “APTO” and the Toronto Stock Exchange under the symbol “APS”.

As of March 10, 2020, there were approximately 33 shareholders of record of our Common Shares, which included Cede & Co., a nominee for Depository Trust Company, or DTC, and CDS & Co., a nominee for The Canadian Depository for Securities Ltd., or CDS. Common shares that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at either DTC or CDS, and are considered to be held of record by Cede & Co. or CDS & Co. as one shareholder.

We currently intend to retain all future earnings, if any, for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our Common Shares in the foreseeable future.

Repurchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of 2019.

ITEM 6. SELECTED financial data

The following selected consolidated financial data have been derived from, and should be read in conjunction with, the accompanying audited consolidated financial statements for the years ended December 31, 2019 and 2018, respectively, and related notes appearing elsewhere in this Annual Report on Form 10-K (the “Financial Statements”) which are prepared in accordance with US GAAP. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Loss and Comprehensive Loss

(amounts in US thousands except for per common share data)	Year ended December 31, 2019	Year ended December 31, 2018
REVENUE	$—	$—

EXPENSES
Research and development	16,835	18,733
General and administrative	10,022	10,374
Operating expenses	26,857	29,107
Interest Income	574	283
Foreign exchange gains/(loss)	6	(44)
Total other income	580	239
Net loss	(26,277)	(28,868)

Other comprehensive loss:
Unrealized gain on securities available-for-sale	18	—
Total comprehensive loss	(26,259)	(28,868)
Basic and diluted loss per common share	$(0.52)	$(0.86)
Weighted average number of Common Shares outstanding used in the calculation of:
Basic and diluted loss per share	50,160	33,391
Total Assets	$100,476	$16,870
Total non-current Liabilities	$1,011	$—

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

OVERVIEW

Aptose Biosciences Inc. (“we”, “our”, “us”, “Aptose” or the “Company”) is a science-driven biotechnology company advancing first-in-class targeted agents to treat life-threatening cancers, such as acute myeloid leukemia (“AML”), high-risk myelodysplastic syndromes (“MDS”), chronic lymphocytic leukemia (“CLL”) and other hematologic malignancies. Based on insights into the genetic and epigenetic profiles of certain cancers and patient populations, Aptose is building a pipeline of novel oncology therapies directed at dysregulated processes and signaling pathways. Aptose is developing targeted medicines for precision treatment of these diseases to optimize efficacy and quality of life by minimizing the side effects associated with conventional therapies. We currently have in development two molecules: CG026806 (“CG-806”) and APTO-253, both being evaluated for safety, tolerability, pharmacokinetics and signals of efficacy in Phase I clinical trials. Each molecule is described below:

CG-806 is an orally administered, highly potent first-in-class pan-FLT3/pan-BTK inhibitor that targets defined clusters of kinases that are operative in hematologic malignancies. This mutationally agnostic small molecule anticancer agent is currently being evaluated in a Phase Ia/b study for the treatment of patients having B-cell malignancies including CLL, small lymphocytic lymphoma (“SLL”) and certain non-Hodgkin’s lymphomas (“NHL”) that are resistant/refractory/intolerant to other therapies. Aptose also is planning for a Phase I study for the development of CG-806 for the treatment of patients with relapsed/refractory acute myeloid leukemia (“R/R AML”), including the emerging populations resistant to FMS-like tyrosine kinase 3 (“FLT3”) inhibitors.

APTO-253 is our Phase I/b-stage small molecule therapeutic agent that inhibits expression of the MYC oncogene without causing, to date, general myelosuppression of the bone marrow. The MYC oncogene is overexpressed in hematologic cancers, including AML and certain B cell malignancies. MYC is a transcription factor that regulates cell growth, proliferation, differentiation and apoptosis, and overexpression of MYC amplifies new sets of genes to promote survival of cancer cells. APTO-253 suppresses expression of the MYC oncogene in AML cells and depletes those cells of the MYC oncoprotein, leading to apoptotic cell death. Indeed, the first AML patient administered the lowest dose level (20 mg/m2) of APTO-253 experienced a significant reduction in the expression of MYC in blood cells (“PBMCs”) during the 28-day cycle of therapy, and no drug-related adverse events were noted. Likewise, the second patient administered APTO-253, this time an MDS patient administered the second dose level (40 mg/m2), also showed a significant reduction in the expression of MYC in PBMCs during the 28-day cycle of therapy, and no drug-related adverse events were noted. Similarly, MYC inhibition was observed in patients in the 66 mg/m2 dose level. Aptose now is dosing and enrolling patients with the fourth dose level (100 mg/m2). Thus, APTO-253 may serve as a safe and effective MYC inhibitor for AML/MDS patients that combines well with other agents and does not significantly impact the normal bone marrow.

PROGRAM UPDATES

CG-806

Indication and Clinical Trials:

CG-806 is being developed with the intent to deliver the agent as an oral therapeutic and to develop it for relapsed and refractory (R/R) AML and for appropriate B cell malignancies (including but not limited to CLL, SLL and NHL).

On March 25, 2019, we announced that the U.S Food and Drug Administration (“FDA”) granted Aptose Investigational New Drug (“IND”) allowance to initiate its Phase I clinical trial for CG-806. The Phase I clinical trial is a multicenter, open label, dose-escalation study with expansions to assess the safety, tolerability, PK, and preliminary efficacy of CG-806 in patients with CLL, SLL or NHL. The initial goal of the trial is to evaluate safety, tolerability, pharmacokinetics and pharmacodynamic effects of CG-806 in these patient populations and to observe for signals of efficacy. In this study, CG-806 is administered in gelatin capsules twice daily (“BID”) during a 28-day cycle.

As of the date of this report, we have initiated eighteen clinical sites for the Phase Ia/b trial in patients with CLL/SLL or NHL and have completed enrollment of patients on the first, second, and third dose cohorts. Under an FDA-approved accelerated titration protocol, only one patient was required at each of the first two dose levels. The first CLL patient at the first dose level received 150mg BID during a 28-day cycle and is continuing on study in their ninth cycle. A second CLL patient was enrolled at the second dose level (300mg BID) during a 28-day cycle, and this patient completed four cycles before discontinuing during the fifth cycle. In this CLL patient, we observed pharmacologic inhibition of phospho-BTK (100% inhibition 4hrs following administration of the first dose), an increase in peripheral blood lymphocytes (or lymphocytosis) classically ascribed as a response to inhibition of BTK, and no treatment related adverse events. Aptose is now dosing three patients enrolled at the third dose cohort (450mg BID). Our Clinical Safety Review Committee reviews relevant data following completion of each cohort, and following completion of the third dose level the committee may approve escalation to the fourth dose level (600mg BID) as appropriate.

Aptose also plans to seek allowance from the FDA to move CG-806 into the AML patient population in a separate Phase I trial. Currently, we are finalizing our efforts to advance into a study in patients with AML. The FDA has granted orphan drug designation to CG-806 for the treatment of patients with AML. Orphan drug designation is granted by the FDA to encourage companies to develop therapies for the treatment of diseases that affect fewer than 200,000 individuals in the United States. Orphan drug status provides research and development tax credits, an opportunity to obtain grant funding, exemption from FDA application fees and other benefits. If CG-806 is approved to treat AML, the orphan drug designation provides us with seven years of marketing exclusivity.

Manufacturing:

We created a scalable chemical synthetic route for the manufacture of CG-806 drug substance and have scaled the manufacture of API (active pharmaceutical ingredient, or drug substance) to multi-kg levels. We manufactured and delivered a batch of API which was used for Dose Range Finding Studies that were performed and completed in early January 2018. We completed in March 2018 the manufacture of a multi-kg batch of Good Laboratory Practice (“GLP”) grade API and then formulated that API into a drug product for use in IND-enabling GLP toxicology studies. We also completed the manufacture of a multi-kg batch of API under Good Manufacturing Product (“GMP”) conditions as our API supply for our first-in-human clinical trials, and we manufactured under GMP conditions two dosage strengths of capsules to serve as our clinical supply in those human studies. Since then, we have completed successful manufacture of multiple batches of API and drug product, and have planned numerous GMP production campaigns to supply the ongoing trial and planned trials into the future. Although we have been able to manufacture API and capsules to support clinical supplies under GMP conditions, research and development funds are being utilized to support further exploratory formulation studies in an ongoing effort to craft a superior formulation for CG-806.

Preclinical Program Updates:

We have completed several non-clinical studies that demonstrate the highly differentiated profile of CG-806. Key studies that have been presented at scientific forums are as follows:

•	On April 15, 2018, at the 2018 Annual Meeting of the American Association for Cancer Research (“AACR”), we presented with the OHSU Knight Cancer Institute preclinical data demonstrating that CG-806, a pan-FLT3/pan-BTK inhibitor, demonstrates broader activity and superior potency to other FLT3 and BTK inhibitors against primary bone marrow samples from patients with hematologic malignancies. We also presented preclinical data demonstrating CG-806 targets multiple pathways to kill diverse subtypes of AML and B-cell malignancies in vitro.

•	On June 15, 2018, at the 23rd Congress of the European Hematology Association (“EHA”), we presented, during a poster presentation, preclinical data demonstrating a unique binding mode of CG-806 to wild type and C481S mutant BTK. Further, we presented that CG-806 suppresses the BCR, AKT/PI3K, ERK and NFkB signaling pathways and exerts broader and far greater potency of direct cancer cell killing that ibrutinib against malignant bone marrow cells from patients with CLL, ALL and a host of other hematologic malignancies.

•	On December 3, 2018, we announced two separate poster presentations at the American Society of Hematology (ASH) Annual Meeting being held on December 1-4, 2018. The OHSU Knight Cancer Institute and Aptose presented data in one poster and the team at The University of Texas MD Anderson Cancer Center (“MDACC”) presented data in a separate poster. These presentations highlighted several key findings. First, in collaboration with the MDACC, orally administered CG-806 demonstrated efficacy in a patient derived xenograft (“PDX”) study in which the bone marrow cells from a patient with AML having dual ITD and D835 mutations in FLT3 were implanted into a mouse. The dual FLT3 mutant form of AML represents a very difficult-to-treat population that has shown resistance to other FLT3 inhibitors, and data from the PDX model suggest that CG-806 may be useful in treating such patients. Secondly, Aptose presented high level data from preclinical GLP toxicology studies that demonstrate orally administered CG-806 is a well-tolerated targeted molecule. Finally, in collaboration with the OHSU Knight Cancer Center, studies of CG-806 on 124 samples of freshly isolated bone marrow from CLL patients demonstrated both broader and greater cell killing potency for CG-806 than Ibrutinib.

•	On April 1, 2019, at the 2019 Annual Meeting of the AACR, Aptose, along with our collaborators at OHSU Knight Cancer Institute, presented data highlighting CG-806 was more potent in killing AML patient-derived samples than other FLT3 inhibitors including midostaurin, sorafenib, sunitinib, dovitinib, quizartinib, crenolanib and gilteritinib. CG-806 was equally potent against cells from patients in the adverse, intermediate and favorable risk groups (2017 ELN risk stratification), and cells from patients with relapsed or transformed AML (World Health Organization classification) were as sensitive as those from patients with de novo AML. The data demonstrated potency on primary AML patient samples across all AML subgroups including relapsed/refractory/transformed AML and those with genetic abnormalities related to poor prognosis. While patient samples with FLT3-ITD mutations were expected to have greater sensitivity to CG-806, the most surprising correlation was the sensitivity of patient samples with IDH1 R132 mutations. The enhanced sensitivity of IDH-1 mutant AML to CG-806 warrants investigation in the clinical setting. Moreover, in studies of CG-806 on AML patient bone marrow samples, we demonstrated that mutations in p53, ASXL1 and NPM1 do not hinder the potency of CG-806.

•	On June 14, 2019, we presented new preclinical data for CG-806 in a poster presentation at the 24th Congress of the EHA in Amsterdam, the Netherlands. The poster, CG-806, preclinical in vivo efficacy and safety profile as a pan-FLT3 / pan-BTK inhibitor, highlights the in vivo anti-leukemic efficacy of CG-806 and its GLP toxicology and toxicokinetic profile. In a preclinical MV4-11 FLT3-ITD AML xenograft mouse model, CG-806 suppressed leukemia growth at all doses tested throughout the 28-day period of dosing. In the mice treated with 100 mg/kg, 5 of 11 (45%) were cured through day 120, and in the 300 mg/kg group, 10 of 11 (91%) of the mice were cured. Retreating the “uncured’ mice in these two dose groups for an additional 28 days beginning on day 88 led to rapid and robust antitumor response in all retreated mice through day 120. In the “re-treated” mice, no drug resistance and no toxicities were observed. GLP 28-day toxicology and TK studies mice and dogs showed no adverse CG-806-related effects on body weight, ophthalmic, respiratory or neurological examinations, clinical pathology (coagulation, clinical chemistry, or urinalysis), organ weight or macroscopic evaluations. No CG-806-related cardiovascular effects were noted in the 28-day GLP toxicology study or in a separate preclinical cardiovascular safety study.

•	On October 24, 2019, we presented preclinical data in a poster presentation at the 5th International Conference on Acute Myeloid Leukemia “Molecular and Translational” Advances in Biology and Treatment in Estoril, Portugal. The poster, CG-806 Pan-FLT3/Pan-BTK Inhibitor Simultaneously Suppresses Multiple Oncogenic Signaling Pathways to Treat AML, highlighted that CG-806 acts on large xenograft tumors with no evidence of drug resistance and with no observed toxicity, enhances killing of patient-derived AML and B-cell cancer cells when combined with venetoclax, and retains activity in patient-derived AML cells even when cells harbor mutations of FLT3, IDH-1, NPM1, ASXL1 or p53.

•	On December 8 and 9, 2019, we presented new preclinical data in two separate poster presentations at the 61st Annual American Society of Hematology (“ASH”). On December 8, 2019, the poster CG-806, a First-in-Class Pan-FLT3/Pan-BTK Inhibitor, Exhibits Broad Signaling Inhibition in Chronic Lymphocytic Leukemia Cells compared CG-806 and ibrutinib, the standard of care, on primary patient cells of CLL highlighting that CG-806 broadly inhibits B-cell receptor signaling in CLL cells, resulting in CLL cell apoptosis and reduced proliferation, CG-806 is more potent than ibrutinib in inducing apoptosis of MEC1 CLL cells and, finally, CG-806 targets elements of the CLL microenvironment, and thereby potentially targets pro-survival signals from the microenvironment. The poster presented on December 9, 2019 titled Synergistic Targeting of BTK and E-Selectin/CXCR4 in the Microenvironment of Mantle Cell Lymphomas, explored the effects of CG-806 on cells of MCL, a rare subtype of aggressive B cell non Hodgkin lymphoma that is incurable with standard therapy, and investigated the molecular mechanisms of acquired resistance to treatment, highlighted that CG-806 demonstrated superior anti-lymphoma effects compared with ibrutinib, exerting potent cell growth inhibitory effects on ibrutinib-resistant MCL cells, CG-806 suppresses phospho-BTK, -Stat3, -AKT, -ERK, -Src, NF-kB, and the anti-apoptotic protein Mcl1, while upregulating p53, CG-806 increased autophagy in MCL cells, which may be associated with resistance to CG-806-mediated apoptosis. Inhibition of autophagy re-sensitizes MCL cells to CG-806-induced apoptosis, CG-806 treatment upregulates CXCR4/E-selectin levels in MCL cells and finally, combination of CXCR4/E-selectin antagonists with CG-806 enhances CG-806-induced apoptotic killing of MCL cells in the presence of the tumor microenvironment.

•	On December 7, 2019 at the 61st ASH Annual Meeting and Exposition in Orlando, FL Aptose hosted a corporate event and clinical update, where the company’s management and invited Key Opinion Leaders highlighted some early clinical observations on safety, tolerability, pharmacokinetics, and activity, including. The discussion focused on key findings from dose levels one and two of CG-806 in heavily pretreated R/R CLL patients, including: the clean safety profile to date, with no myelosuppression, drug-related adverse events or dose-limiting toxicity observed; meaningful oral absorption and predictable pharmacokinetic (PK) profile; evidence of target engagement manifesting as inhibition of Phospho-BTK, Phospho-SYK and Phospho-ERK in a plasma inhibitory assay (PIA) using plasma from the CLL patient on dose level two, and early evidence of clinical activity in the same patient manifesting as increase in peripheral blood lymphocytes (lymphocytosis), typically associated with BTK inhibition.

APTO-253

Phase Ib Trial

APTO-253, a small molecule inhibitor of MYC gene expression, is being evaluated in a Phase Ib clinical trial in patients with R/R hematologic malignancies, particularly R/R-AML and high-risk MDS. The Phase Ib, multicenter, open-label, dose-escalation clinical trial of APTO-253 is designed to assess the safety, tolerability, pharmacokinetics and pharmacodynamic responses and efficacy of APTO-253 as a single agent and determine the recommended Phase II dose. APTO-253 is being administered once weekly, over a 28-day cycle. The dose escalation stage of the study could potentially enroll up to 20 patients with R/R-AML or high-risk MDS. The study is designed to then transition, as appropriate, to single-agent expansion cohorts in R/R-AML and/or high-risk MDS.

As of the date of this report, we have eight active sites recruiting patients in the dose escalation stage of the trial. The first patient, having AML, was dosed with 20mg/m2 and successfully completed the 28-day cycle. As only one patient was required at the first dose level, we then placed an MDS patient on the second dose level of 40mg/m2, and that patient successfully completed the 28-day cycle. We then successfully fulfilled the third cohort with three patients completing the 28-day cycle at a dose level of 66mg/m2. Following review of relevant data and approval by our Clinical Safety Review Committee, we began enrolling patients into the fourth cohort at a dose level of 100mg/m2. At the first three dose levels, we observed meaningful reductions in MYC expression in peripheral blood mononuclear cells (PBMCs) from patients with the new formulation of APTO-253.

We are continuing to manufacture additional drug substance and drug product for use in the ongoing trial. We completed manufacture of a second 2kg GMP batch of drug substance and recently used that drug substance to complete the manufacture of a batch of GMP drug product.

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

As reported previously, APTO-253 was placed on clinical hold by the FDA in November 2015 due to deficiencies in the drug product that was manufactured prior to 2013. Those shortcomings of the drug product were addressed and the clinical hold was lifted. More specifically, the Phase Ib trial of APTO-253 was placed on clinical hold as a consequence of an event that occurred at a clinical site with during an infusion procedure that involved precipitation of the drug substance from the pre-2013 drug product. Importantly, Aptose acted to withhold infusion of that batch of APTO-253 drug product and no patients were put at risk. Ultimately, a root cause investigation determined that the event resulted from chemistry and manufacturing based issues. Consequently, Aptose manufactured a modified batch of API and formulated drug product, the details of which were incorporated into a Chemistry, Manufacturing and Control amendment to the IND application.

Immediately upon occurrence of the infusion event, the Phase Ib trial was placed on clinical hold in order to solve a chemistry-based formulation issue, and the chemistry of the API and the formulation had undergone minor modifications to deliver a stable and soluble drug product for return to the clinical setting. In December 2016, we had successfully manufactured multiple non-GMP batches of a new drug product formulation for APTO-253; however, a batch that was the intended clinical supply encountered an unanticipated mishap during the filling process that compromised the stability of that batch of drug product. We conducted formal root cause analyses studies, identified the reason for the drug product stability failure, and established a corrective and prevention action plan for the manufacture of future batches of drug product. During the first quarter of 2018, we manufactured a new GMP clinical supply of drug product and performed studies required to demonstrate the fitness of the drug product for clinical usage. The release specifications for the new clinical supply were met, and we presented the findings to the FDA in the second quarter of 2018.

On June 28, 2018, the FDA notified us that it had lifted the clinical hold on APTO-253 and the clinical trial was re-initiated on June 29, 2018.

We then completed all tasks required to return APTO-253 to the Phase Ib clinical trial.

Preclinical data presented at scientific forums are as follows:

•	On April 17, 2018, at the 2018 Annual Meeting of the AACR, we presented preclinical data demonstrating that APTO-253 is a new addition to the repertoire of drugs that can exploit DNA BRCA1/2 deficiency, broadening the potential applicability of APTO-253 towards solid cancer indications.

•	On June 4, 2018, we announced that preclinical data elucidating the mechanism of action of APTO-253 were published in two separate articles in the June 2018 issue (Volume 17, Number 6) of Molecular Cancer Therapeutics, a peer-reviewed journal of the AACR. The most important finding disclosed in the published articles is the ability of the APTO-253 small molecule to bind to and stabilize a G-quadruplex DNA motif found in the promoter regulatory region of the MYC oncogene and to inhibit expression of the MYC gene, thereby depleting the cells of the MYC oncoprotein and leading to cancer cell death. These findings make APTO-253 the only clinical stage molecule that can directly target the MYC gene and inhibit its expression.

•	On April 1, 2019, at the 2019 Annual Meeting of the AACR, we presented in vitro studies that further define the mechanism of action of APTO-253. Researchers found that APTO-253 targets a G-quadruplex motif in the P1/P2 promoter region of the MYC gene and inhibits MYC gene expression to induce apoptosis, resulting in its ability to potently kill hematologic malignant cell lines and primary samples from AML and CLL patients. In this study, researchers performed long-term in vitro studies to determine if and how cells might develop resistance to APTO-253. MYC driven Raji cells required three years in increasing concentrations of APTO-253 in order to adopt multiple modifications and develop high level resistance to APTO-253. These modifications include up-regulation of the ABCG2 transporter, acquisition of a more stable MYC protein lacking the conserved core sequence of MYC Box III generated by deletion of an internal region of the MYC gene exon 2, and utilization of alternate P3 promoter not inhibited by G4 binding and stabilization. Importantly, these studies confirmed the MYC gene as a target of APTO-253.

LIQUIDITY AND CAPITAL RESOURCES

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

Sources of liquidity:

The following table presents our cash and cash equivalents, investments and working capital as at December 31, 2019 and 2018.

(in thousands)	Balances at December 31, 2019	Balances at December 31, 2018
Cash and cash equivalents	$79,842	$15,299
Investments	17,758	440
Total	$97,600	$15,739

Working capital	$93,227	$13,697

Working capital represents primarily cash, cash equivalents, investments and other current assets less current liabilities. Current liabilities of approximately $5.5 million as at December 31, 2019 included approximately $521 thousand related to the current portion of the Company’s lease liability. There was no comparable amount in current liabilities of approximately $2.79 million as at December 31, 2018. See “Critical Accounting Policies” below.

We believe that our cash, cash equivalents and investments on hand at December 31, 2019 will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment of our clinical trials, the amount of drug product that we will require to support our clinical trials, and our general corporate overhead costs to support our operations,and our reliance on our manufacturers. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway. Since our inception, we have financed our operations and technology acquisitions primarily from equity financing, proceeds from the exercise of warrants and stock options, and interest income on funds held for future investment. We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds could be affected by adverse market conditions, the status of our product pipeline and various other factors and we may be unable to raise capital when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

Cash flows:

The following table presents a summary of our cash flows for the years ended December 31, 2019 and 2018:

	For the Years Ended,
(in thousands)	December 31, 2019	December 31, 2018

Net cash provided by (used in):
Operating activities	$(21,558)	$(23,207)
Investing activities	(17,370)	12
Financing activities	103,448	27,871
Effect of exchange rates changes on cash and cash equivalents	23	(8)
Net increase in cash and cash equivalents	$64,543	$4,668

Cash used in operating activities:

Our cash used from operating activities for the years ended December 31, 2019 and 2018 was approximately $21.6 million and $23.2 million, respectively. Our uses of cash for operating activities for both years primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees. In the year ended December 31, 2018, our use of cash from operating activities also included $5.0 million in license fees to CG for development and commercialization rights to CG-806 for all territories outside of South Korea.

We do not expect to generate positive cash flow from operations for the foreseeable future due to additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, and manufacturing, as well as operating expenses associated with supporting these activities, and potential milestone payment to our collaborators. It is expected that negative cash flow will continue until such time, if ever, that we receive regulatory approval to commercialize any of our products under development and/or royalty or milestone revenue from any such products exceeds expenses.

Cash flow from investing activities:

Our cash used by investing activities for the year ended December 31, 2019 was $17.4 million, and consisted of net purchases of investments of $17.3 million and purchases of property and equipment of $102 thousand. Our cash provided by investing activities in the year ended December 31, 2018 was $12 thousand, and consisted of maturities of investments of $341 thousand and offset by purchases of property and equipment of $329 thousand. The composition and mix of cash, cash equivalents and investments is based on our evaluation of conditions in financial markets and our near-term liquidity needs. We have exposure to credit risk, liquidity risk and market risk related to our investments. The Company manages credit risk associated with its cash and cash equivalents and investments by maintaining minimum standards of R1-low or A-low investments. The Company invests only in highly rated corporations which are capable of prompt liquidation. The Company manages its liquidity risk by continuously monitoring forecasts and actual cash flows. The Company is subject to interest rate risk on its cash and cash equivalents and investments. The Company does not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to interest rates on the investments, owing to the relative short-term nature of the investments.

Cash flow from financing activities:

Our cash flow from financing activities for the years ended December 31, 2019 and 2018 was approximately $103.4 million and $27.9 million, respectively. During the year ended December 31, 2019, we raised net proceeds of approximately $88.2 million from two confidentially marketed public offerings, approximately $14.4 million from the issuance of Common Shares pursuant to the 2018 and 2019 Purchase Agreements (as defined below), $178 thousand from the issuance of Common Shares pursuant to the 2019 ATM Facility (as defined below) and $718 thousand from the issuance of Common Shares pursuant to exercise of employee stock options. During the year ended December 31, 2018, we raised net proceeds of approximately $16.9 million from the issuance of Common Shares pursuant to the 2017 and 2018 Purchase Agreements (as defined below), $10.7 million from the issuance of Common Shares pursuant to the 2018 ATM Facility (as defined below) and $240 thousand from the issuance of Common Shares pursuant to exercise of employee stock options.

On June 3, 2019, we completed a confidentially marketed public offering through the issuance of 11,500,000 Common Shares at a price of $1.85 per Common Share, which included the exercise in full by the underwriters of their option to purchase 1,500,000 additional Common Shares. The gross proceeds from the offering were approximately $21.3 million ($19.6 million net of share-issue costs).

On December 19, 2019, we completed a confidentially marketed public offering through the issuance of 18,543,750 Common Shares at a price of $4.00 per Common Share, which included the exercise in full by the underwriters of their option to purchase 2,418,750 additional Common Shares. The gross proceeds from the offering were approximately $74.2 million. ($68.6 million net of share-issue costs).

On October 27, 2017, we entered into a Common Share Purchase Agreement (the “2017 Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) to sell up to $15.5 million of Common Shares to Aspire Capital. We issued 321,429 Common Shares at a value of $1.40 per share to Aspire Capital as consideration for Aspire Capital entering into the 2017 Purchase Agreement. Under the terms of the 2017 Purchase Agreement, in October 2017, Aspire Capital made an initial purchase of 357,143 Common Shares at a price of $1.40 per share, representing gross proceeds of approximately $500.0 thousand ($324.0 thousand net of share issue costs). During the year ended December 31, 2018, we issued 5,231,953 Common Shares under the 2017 Purchase Agreement at an average price of $2.87 for gross and net proceeds of approximately $15 million. On a cumulative basis, we raised a total of $15.5 million in gross proceeds under the 2017 Purchase Agreement, the maximum amount that was available under the 2017 Purchase Agreement.

On May 30, 2018, we entered into a second Common Share Purchase Agreement (the “2018 Purchase Agreement”) with Aspire Capital to sell up to $20.0 million of Common Shares to Aspire Capital. Under the terms of the 2018 Purchase Agreement, we issued 170,261 Common Shares at a value of $3.524 per share to Aspire Capital as consideration for Aspire Capital entering into the 2018 Purchase Agreement and, during the year ended December 31, 2018, we issued 907,547 Common Shares at an average price of $2.12 per share for gross and net proceeds of approximately $1.9 million. During the year ended December 31, 2019, the Company issued 5,502,433 additional Common Shares under the 2018 Purchase Agreement at an average price of $1.82 per share for gross and net proceeds of $10 million. On a cumulative basis to May 24, 2019, we raised a total of approximately $11.9 million gross proceeds and issued 6,409,980 Common Shares, the maximum number of shares issuable under this facility without shareholder approval.

On May 7, 2019, we entered into a third Common Share Purchase Agreement (the “2019 Purchase Agreement”) with Aspire Capital to sell up to $20.0 million of Common Shares to Aspire Capital. Under the terms of the 2019 Purchase Agreement, Aspire Capital has committed to purchase up to an aggregate of $20.0 million of our Common Shares, at our request from time to time during a 30-month period beginning on the effective date of a registration statement related to the transaction and at prices based on the market price at the time of each sale. Under the terms of the 2019 Purchase Agreement, we issued 171,428 Common Shares at a value of $2.10 per share to Aspire Capital as consideration for Aspire Capital entering into the 2019 Purchase Agreement, and during the year ended December 31, 2019, we issued 1,800,000 Common Shares at an average price of $2.43 per share for gross and net proceeds of approximately $4.37 million. The 2019 Purchase Agreement was terminated on December 16, 2019.

On March 27, 2018, we entered into an at-the-market equity facility (the “2018 ATM Facility”) with Cantor Fitzgerald & Co (“Cantor Fitzgerald”), acting as sole agent. Under the terms of this facility, we could, from time to time, sell Common Shares having an aggregate offering value of up to $30 million through Cantor Fitzgerald. We determined, at our sole discretion, the timing and number of shares to be sold under the 2018 ATM Facility. During the year ended December 31, 2018, we issued 4,085,615 Common Shares under the 2018 ATM Facility at an average price of $2.71 per share for gross proceeds of approximately $11 million ($10.7 million net of share issue costs). During the period from January 1, 2019 to May 24, 2019, the date the 2018 ATM Facility was terminated, the Company issued 77,349 shares under the 2018 ATM Facility at an average price of $2.37 per share for gross proceeds of $183 thousand ($178 thousand net of share issue costs). Costs associated with the proceeds consisted of a 3% cash commission. On a cumulative basis to May 24, 2019, the Company raised a total of $11.2 million gross proceeds ($10.9 million net of share issue costs) under the 2018 ATM Facility.

On May 24, 2019, we entered into an at-the-market equity facility (the “2019 ATM Facility”) with Piper Jaffray & Co. (now Piper Sandler Companies) and Canaccord Genuity LLC, acting as co-agents. The 2019 ATM Facility replaced the 2018 ATM Facility that we had entered into with Cantor Fitzgerald. The 2019 ATM Facility allowed us to instruct our co-agents to offer up to approximately 20.2 million Common Shares, having an aggregate offering value of up to $40.0 million, at the prevailing market price from time to time. The Company did not issue any shares under the 2019 ATM Facility, and on December 16, 2019, the Company terminated the 2019 ATM Facility.

Contractual Obligations and Off Balance Sheet Financing

At December 31, 2019, we had contractual obligations requiring annual payments as follows:

	Less than 1 year	1 – 3 years	3 – 5 years	Greater than 5 years	Total
Operating leases (1)	$534	$1,008	$119	$—	$1,661

(1)	Consists primarily of lease obligations for our executive offices in San Diego, California, our Headquarters in Toronto, Ontario, and a research facility located in San Diego, California.

The table above does not include certain general and administrative and development support services under agreements we can cancel without significant penalty.

As at December 31, 2019, we have not entered into any off-balance sheet arrangements. The Company enters into research, development and license agreements in the ordinary course of business where the Company receives research services and rights to proprietary technologies. Milestone and royalty payments that may become due under various agreements are dependent on, among other factors, clinical trials, regulatory approvals and ultimately the successful development of a new drug, the outcome and timing of which is uncertain.

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

RESULTS OF OPERATIONS

A summary of the results of operations for the years ended December 31, 2019 and 2018 is presented below:

	Year ended December 31,
(in thousands except per common share data)	2019	2018

Revenues	$—	$—
Research and development expenses	16,835	18,733
General and administrative expenses	10,022	10,374
Net finance income	580	239
Net loss	$(26,277)	$(28,868)
Unrealized gain on securities available-for-sale	18	—
Total comprehensive loss	$(26,259)	$(28,868)
Basic and diluted loss per common share	$(0.52)	$(0.86)

Net loss of $26.3 million for the year ended December 31, 2019 decreased by approximately $2.6 million as compared with $28.9 million for the year ended December 31, 2018, primarily as a result of a decline in research and development expenses of $5.0 million in license fees paid to CG for development and commercial rights of CG-806 in fiscal 2018 and a decrease in stock option compensation expense of approximately $2.0 million, offset by increased expenditures of approximately $3.7 million on our CG-806 and 253 development programs, reflecting program costs and related labor and higher cash-based general and administrative expenses of $1 million in the year ended December 31, 2019. The net loss was also lower in 2019 due to higher net finance income, which increased by $341 thousand compared to 2018, mostly as a result of higher interest earned on larger balances of cash equivalents and investments held during the year ended December 31, 2019.

Research and Development Expenses

The research and development expenses for the years ended December 31, 2019 and 2018 were as follows:

	Year ended December 31,
(in thousands)	2019	2018

License fees – CG-806	$—	$5,000
Program costs – CG-806	8,475	6,119
Program costs – APTO-253	4,177	4,490
Personnel expenses	3,679	2,063
Stock-based compensation	474	1,026
Depreciation of equipment	30	35
	$16,835	$18,733

Research and development expenses of $16.8 million for the year ended December 31, 2019, decreased by approximately $1.9 million compared with $18.7 million for the prior year, primarily as a result of the following events:

•	License fees paid in the year ended December 31, 2018 to CG of $2.0 million for development and commercial rights of CG-806 in all territories outside of Korea and China, and a further $3.0 million paid for development and commercial rights of CG-806 in China. CG is eligible for development, regulatory and commercial-based milestones as well as royalties on future product sales. There were no license fees paid to CG or other collaborators in the year ended December 31, 2019.

•	An increase in research and development activities related to our CG-806 development program of approximately $2.4 million, mostly as a result of increases to our clinical trial operating costs for our CG-806 BCM phase Ib clinical trial and planned CG-806 AML phase I clinical trial. For the year ended December 31, 2019, program costs consisted mostly of manufacturing costs to supply our clinical trials, operating costs to conduct our CG-806 BCM phase Ib clinical trial, which was approved by the FDA in March 2019, as well as preparation costs for our planned CG-806 AML clinical trial. For the year ended December 31, 2018, program costs consisted mostly of manufacturing costs to supply our clinical trials, for preclinical studies to support the IND application we filed in February of 2019 to test CG-806 in patients with BCM, and for consultant and CRO costs to prepare for the CG-806 BCM trial.

•	A decrease in research and development activities related to our APTO-253 development program of approximately $313 thousand related to lower manufacturing costs to supply the trial, and offset by an increase in costs associated with conducted the phase Ia/b clinical trial for APTO-253. For both the fiscal years ended December 31, 2018 and 2019, program costs consisted of costs for manufacturing APTO-253 to supply the trial, and for operating costs to conduct the ongoing phase Ib clinical trial. The APTO-253 clinical trial, which had been on a clinical hold since November 2015 was taken off clinical hold in June 2018.

•	An increase in personnel expenses of $1.6 million in the year ended December 31, 2019, as compared with prior year mostly related to additional clinical research staff to support two Phase I clinical trials. At December 31, 2019, we had 23 employees in research and development, including clinical operations as compared to 16 employees as at December 31, 2018.

•	A decrease in stock option compensation of approximately $552 in the year ended December 31, 2019, related mostly to higher forfeitures in the year ended December 31, 2019, as well faster vesting of certain stock options granted in the period ended December 31, 2018. In the three-month period ended March 31, 2018, 100,000 stock options with a grant date fair value of $2.03 vested immediately, contributing to higher expenses in that period.

General and Administrative Expenses

The general and administrative expenses for the years ended December 31, 2019 and 2018 are as follows:

	Year ended December 31,
(in thousands)	2019	2018

General and administrative, excluding items below:	$8,078	$7,071
Stock-based compensation	1,822	3,250
Depreciation of equipment	122	53
	$10,022	$10,374

General and administrative expenses of $10.0 million for the year ended December 31, 2019, decreased by approximately $352 thousand as compared with $10.4 million for the prior year. Changes to the components of our general and administrative expenses presented in the table above are primarily as a result of the following:

•	General and administrative expenses, other than stock-based compensation and depreciation of equipment increased by approximately $1.0 million to $8.1 million for the year ended December 31, 2019, primarily as a result of higher compensation costs, increased travel, rent, consulting and office administrative costs associated with additional employees to support increased operations of the Company, and offset by lower professional and regulatory costs.

•	Stock-based compensation decreased for the year ended December 31, 2019, by approximately $1.4 million compared with the year ended December 31, 2018, mostly related to faster vesting of certain stock options granted in 2018 when 850,000 of the approximately 1.7 million stock options granted had immediate vesting.

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

The weighted average assumptions that were used in the Black Scholes option pricing model to determine the fair value of stock options granted during the periods ended December 31, 2019 and 2018, respectively, are presented in Note 11 to the consolidated financial statements.

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

Updated share information

As at March 10, 2020, we had 76,269,806 Common Shares issued and outstanding. In addition, there were 11,597,968 Common Shares issuable upon the exercise of 11,557,968 outstanding stock options and upon the vesting of 40,000 outstanding restricted share units.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of our fiscal year ended December 31, 2019, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934) was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, to allow timely decisions regarding required disclosure.

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

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria. We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because we are incorporating by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, referred to as the Proxy Statement, which will be filed with the SEC within 120 days of the 2019 fiscal year-end.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Election of Directors,” “Nomination of Directors,” and “Corporate Governance – Board Committees” and except for the information required with respect to our executive officers, which has been included under the heading “Executive Officers” in Item 1, Part I of this Form 10-K, and is incorporated herein by reference, and except for information on our code of ethics:

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Executive Compensation,” and “Director Compensation.”

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

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Document
3.1	Articles of Incorporation, Arrangement and Amendment (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 6-K filed with the SEC on June 12, 2015)
3.2	By-law #2 of the Company (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 6-K filed with the SEC on June 12, 2015)
4.1*	Description of Securities

Exhibit Number	Description of Document
10.1	Indemnification Agreement dated July 10, 2007 between Lorus Therapeutics Inc. and the Company (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 6-K filed with the SEC on September 4, 2007)
10.2+	Amended and Restated Executive Employment Agreement between the Company and Dr. William G. Rice dated August 19, 2014 (incorporated herein by reference to Exhibit 4.9A to the Company’s Annual Report on Form 20-F filed with the SEC on March 4, 2015)
10.3+	Executive Employment Agreement between the Company and Gregory K. Chow dated November 29, 2013 (incorporated herein by reference to Exhibit 4.9.1 to the Company’s Annual Report on Form 20-F filed with the SEC on May 16, 2014)
10.4+	Share Option Plan as amended May 5, 2015 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 6-K filed with the SEC on June 12, 2015)
10.5+	Stock Incentive Plan as adopted May 5, 2015 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 6-K filed with the SEC on June 12, 2015)
10.6+	Form of Executive Employment Agreement, dated June 3, 2019, between the Company and Dr. Jotin Marango (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report filed on Form 10-Q on August 6, 2019)
10.7+*	Form of Executive Employment Agreement, dated December 4, 2019, between the Company and Dr. Rafael Bejar
10.8^^	License agreement dated June 13, 2018 by and between the Company and CrystalGenomics, Inc. (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 6-K filed with the SEC filed on June 22, 2018)
10.9^	Option and License Agreement between the Company and CrystalGenomics, Inc. dated March 21, 2016 (incorporated herein by reference on Form 10-KA/3 filed with the SEC on April 22, 2019)
10.10	Amendment to Option and License Agreement between the Company and CrystalGenomics, Inc., dated April 26, 2016 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 6-K filed with the SEC on June 8, 2016)
10.11	Second Amendment to Option and License Agreement between the Company and CrystalGenomics, Inc., dated May 13, 2016 (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 6-K filed with the SEC on June 8, 2016)
10.12	Third Amendment to Option and License Agreement between the Company and CrystalGenomics, Inc., dated May 19, 2016 (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 6-K filed with the SEC on June 8, 2016)
10.13	Fourth Amendment to Option and License Agreement between the Company and CrystalGenomics, Inc., dated June 1, 2016 (incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 6-K filed with the SEC on June 8, 2016)
10.14^	License Agreement dated as of March 6, 2018 between the Company and Ohm Oncology Inc. (incorporated herein by reference on Form 10-KA/3 filed with the SEC on April 22, 2019)
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm (KPMG)
24.1*	Powers of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following consolidated financial statements from the Aptose Biosciences Inc. Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) statements of operations and comprehensive loss, (ii) balance sheets, (iii) statements of changes of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
*	Filed herewith.
^	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K.
^^	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	In accordance with Rule 406T of Regulation S-T, the Inline XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

ITEM 16. form 10-k summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 10th day of March, 2020.

Aptose Biosciences Inc.	/s/ William G. Rice

By:	William G. Rice, Ph.D. President, Chief Executive Officer and Chairman of the Board of Directors

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

Signature	Title
/s/ William G. Rice
William G. Rice, Ph.D.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Gregory K. Chow
Gregory K. Chow	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

/s/ Denis R. Burger
Denis R. Burger, Ph.D.	Director, Lead Independent

/s/ Carol G. Ashe
Carol G. Ashe	Director

/s/ Caroline Loewy
Caroline Loewy	Director

/s/ Erich M. Platzer
Erich M. Platzer, M.D., Ph.D.	Director

/s/ Mark D. Vincent
Mark D.Vincent, M.D.	Director

/s/ Warren Whitehead
Warren Whitehead	Director

Consolidated Financial Statements

APTOSE BIOSCIENCES INC.

Years ended December 31, 2019 and 2018

KPMG LLP

100 New Park Place, Suite 1400 Vaughan, ON L4K 0J3

Tel 905-265 5900

Fax 905-265 6390

www.kpmg.ca

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Aptose Biosciences Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Aptose Biosciences Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases on January 1, 2019, due to the adoption of Financial Accounting Standards Board, ASU No. 2016-02, Leases (Topic 842).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2003.

Chartered Professional Accountants, Licensed Public Accountants

Vaughan, Canada

March 10, 2020

KPMG LLP is a Canadian limited liability partnership and a member firm of the KPMG network of independent member firms affiliated with KPMG International Cooperative (“KPMG International”), a Swiss entity. KPMG Canada provides services to KPMG LLP.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Financial Position
(Expressed in thousands of US dollars)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$79,842	$15,299
Investments	17,758	440
Prepaid expenses	1,025	646
Other current assets	141	101
Total current assets	98,766	16,486

Non-current assets:
Property and equipment	334	384
Right-of-use assets, operating leases	1,376	-
Total non-current assets	1,710	384

Total assets	$100,476	$16,870

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,960	$1,315
Accrued liabilities	3,058	1,474
Current portion of lease liability, operating leases	521	-
Total current liabilities	5,539	2,789

Non-current liabilities:
Lease liability, operating leases	1,011	-
Total liabilities	6,550	2,789

Shareholders’ equity:
Share capital:
Common shares, no par value, unlimited authorized shares, 76,108,031 and 38,161,808 shares issued and outstanding at December 31, 2019 and December 31, 2018	365,490	261,072
Additional paid-in capital	34,649	32,963
Accumulated other comprehensive loss	(4,298)	(4,316)
Deficit	(301,915)	(275,638)
Total shareholders’ equity	93,926	14,081

Total liabilities and shareholders’ equity	$100,476	$16,870

See accompanying notes to consolidated financial statements

Subsequent events (note 16)

APTOSE BIOSCIENCES INC.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for per common share data)

	Year ended December 31, 2019	Year ended December 31, 2018
Revenue	$-	$-

Expenses:
Research and development	16,835	18,733
General and administrative	10,022	10,374
Operating expenses	26,857	29,107

Other income (expense):
Interest income	574	283
Foreign exchange gain/(loss)	6	(44)
Total other income	580	239

Net loss	(26,277)	(28,868)

Other comprehensive loss:
Unrealized gain on securities available-for-sale	18	-
Total comprehensive loss	$(26,259)	$(28,868)

Basic and diluted loss per common share	$(0.52)	$(0.86)

Weighted average number of common shares outstanding used in the calculation of (in thousands) Basic and diluted loss per common share	50,160	33,391

See accompanying notes to consolidated financial statements.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of US dollars)

	Common Shares		Additional	Accumulated other	Deficit	Total
	Shares (thousands)	Amount	paid-in capital	comprehensive loss
Balance, December 31, 2018	38,162	$261,072	$32,963	$(4,316)	$(275,638)	$14,081
Common shares issued pursuant to the December 2019 public offering	18,544	68,588	-	-	-	68,588
Common shares issued pursuant to the June 2019 public offering	11,500	19,594	-	-	-	19,594
Common shares issued pursuant to 2019 share purchase agreement	1,971	4,730	-	-	-	4,730
Common shares issued under the 2018 ATM	77	178	-	-	-	178
Common shares issued pursuant to 2018 share purchase agreement	5,502	10,000	-	-	-	10,000
Common shares issued upon exercise of stock options	312	1,248	(530)	-	-	718
Common shares issued on redemption of restricted share units	40	80	(80)	-	-	-
Stock-based compensation	-	-	2,296	-	-	2,296
Other comprehensive gain	-	-	-	18	-	18
Net loss	-	-	-	-	(26,277)	(26,277)
Balance, December 30, 2019	76,108	$365,490	$34,649	$(4,298)	$(301,915)	$93,926
Balance, December 31, 2017	27,502	$231,923	$29,365	$(4,316)	$(246,770)	$10,202
Common shares issued under the 2018 ATM	4,086	10,710	-	-	-	10,710
Common shares issued pursuant to 2017 share purchase agreement	5,232	14,995	-	-	-	14,995
Common shares issued pursuant to 2018 purchase agreement	1,078	2,526	-	-	-	2,526
Shares issued on redemption of restricted share units	150	503	(503)	-	-	-
Common shares issued upon exercise of stock options	114	415	(175)	-	-	240
Stock-based compensation	-	-	4,276	-	-	4,276
Net loss	-	-	-	-	(28,868)	(28,868)
Balance, December 31, 2018	38,162	$261,072	$32,963	$(4,316)	$(275,638)	$14,081

See accompanying notes to consolidated financial statements.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of US dollars)

	Year ended December 31, 2019	Year ended December 31, 2018
Cash flows from operating activities:
Net loss for the year	$(26,277)	$(28,868)
Items not involving cash:
Stock-based compensation	2,296	4,276
Shares issued to Aspire Capital as commitment fees	360	600
Depreciation and amortization	152	87
Amortization of right-of-use assets	461	-
Interest on lease liabilities	90	-
Unrealized foreign exchange gain/(loss)	(23)	25
Accrued interest on investments	(34)	-
Change in operating working capital:
Prepaid expenses	(379)	(324)
Operating lease payments	(471)	-
Other assets	(40)	(27)
Accounts payable	645	726
Accrued liabilities	1,662	298
Cash used in operating activities	(21,558)	(23,207)

Cash flows from financing activities:
Issuance of common shares pursuant to December 2019 Public Offering, net of broker commission and agent legal fees	68,883	-
Issuance of common shares pursuant to June 2019 Public Offering, net of broker commission and agent legal fees	19,736	-
Issuance of common shares under the 2018 ATM, net of broker commission	178	10,720
Issuance of common shares under 2019 share purchase agreement	4,370	-
Issuance of common shares under 2018 share purchase agreement	10,000	1,926
Issuance of common shares under 2017 share purchase agreement	-	15,000
Offering costs paid	(437)	(15)
Issuance of common shares pursuant to exercise of stock options	718	240
Cash provided by financing activities	103,448	27,871

Cash flows from (used in) investing activities:
Maturity (acquisition) of investments, net	(17,268)	341
Purchase of property and equipment	(102)	(329)
Cash provided by (used in) investing activities	(17,370)	12

Effect of exchange rate fluctuations on cash and cash equivalents held	23	(8)
Increase in cash and cash equivalents	64,543	4,668
Cash and cash equivalents, beginning of year	15,299	10,631
Cash and cash equivalents, end of year	$79,842	$15,299

See accompanying notes to consolidated financial statements.

1.	Reporting entity:

Aptose Biosciences Inc. (“Aptose” or the “Company”) is a clinical-stage biotechnology company committed to discovering and developing personalized therapies addressing unmet medical needs in oncology. The Company’s executive office is located in San Diego, California and its corporate office is located in Toronto, Canada.

Aptose has two clinical-stage programs and a third program that is discovery-stage and partnered with another company. CG026806 (“CG-806”), Aptose’s mutation-agnostic FMS-like tyrosine kinase 3 (FLT3 / Bruton’s tyrosine kinase (BTK) inhibitor, is currently enrolling patients in a Phase 1a/b, multicenter, open label, dose-escalation study with expansions to assess the safety, tolerability, PK, and preliminary efficacy of CG-806 in patients with chronic lymphocytic leukemia (CLL/SLL) or non-Hodgkin lymphomas (NHL). Aptose plans to seek allowance from the FDA to move into patient populations that include relapsed or refractory acute myeloid leukemia (AML) and myelodysplastic syndromes (MDS) in a separate Phase 1 trial. APTO-253, Aptose’s second program, is a small molecule MYC inhibitor and is currently enrolling patients in a Phase 1b clinical trial for the treatment of patients with R/R blood cancers, including AML and high-risk Myelodysplastic Syndrome.

Since our inception, we have financed our operations and technology acquisitions primarily from equity financing, proceeds from the exercise of warrants and stock options, and interest income on funds held for future investment. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees.

During the year ended December 31, 2019, the Company completed two confidentially marketed public offering (CMPO) through the issuance of 30,043,750 common shares for gross proceeds of $95.45 million (approximately $88.18 million net of share issue costs). The Company also raised capital pursuant to two separate share purchase agreement with Aspire Capital (Aspire) through the issuance of 7,302,433 common shares for gross and net proceeds of $14.4 million.

We do not expect to generate positive cash flow from operations for the foreseeable future due to the early stage of our clinical trials. It is expected that negative cash flow will continue until such time, if ever, that we receive regulatory approval to commercialize any of our products under development and/or royalty or milestone revenue from any such products exceeds expenses.

We believe that our cash, cash equivalents and investments on hand at December 31, 2019 will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements.  We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway. These estimates include the rate of enrolment and timing and release of the results of our clinical trials, and our reliance on our manufacturers.

We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds could be affected by adverse market conditions, the status of our product pipeline and various other factors and we may be unable to raise capital when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

2.	Significant accounting policies

(a)	Basis of consolidation:

These consolidated financial statements include the accounts of its subsidiaries. All intercompany transactions, balances, revenue and expenses are eliminated on consolidation.

(b)	Basis of presentation:

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP and the rules and regulations of the Securities and Exchange Commission, or SEC, related to annual reports filed on Form 10-K. The functional and presentation currency of the Company is the US dollar.

(c)	Significant accounting policies, estimates and judgments:

The preparation of the consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of accounting policies and reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual outcomes could differ from those estimates. The consolidated financial statements include estimates, which, by their nature, are uncertain.

The impacts of such estimates are pervasive throughout the consolidated financial statements and may require accounting adjustments based on future occurrences.

The estimates and underlying assumptions are reviewed on a regular basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected.

(d)	Leases

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

Cash and cash equivalents are short-term highly liquid investments with original maturities of 90 days or less as at the date of purchase. Cash equivalents are accounted for on amortized cost basis, which approximates its fair value due to their short-term maturities.

(f)	Investments:

Investments consist of time deposits with original maturities greater than 90 days are classified by management as securities available-for-sale. These available-for-sale securities are recorded at estimated fair values. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (AOCI) in shareholder’s equity. Realized gains and losses and declines in value that are judged to be other than temporary are included in interest income.

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

The residual value, useful life and methods of depreciation of the assets are reviewed at each reporting period and adjusted prospectively if appropriate.

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

Stock options awarded to non-employees are accounted for at the fair value of the goods received or the services rendered. The fair value is measured at the grant date. In June 2018, FASB issued accounting standards update No 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The amendment establishes that nonemployee share-based payment awards within the scope of Topic 718 be measured at grant-date fair value of the equity instruments issued. The amendments are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted and the Company elected to early adopt this policy. The early adoption did not result in any changes in retained earnings or other components of equity as the accounting.

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

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during the year. Diluted loss per share is computed similarly to basic loss per share except that the weighted average share outstanding is increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the year. The inclusion of the Company’s stock options and warrants in the computation of diluted loss per share has an anti-dilutive effect on the loss per share and, therefore, they have been excluded from the calculation of diluted loss per share.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filing is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as components of income tax expense. As at December 31, 2019 and December 31, 2018, the Company has not recorded any reserves for potential payments as the Company has a history of losses and does not have any revenue from operations.

3.	Cash and cash equivalents:

Cash and cash equivalents consists of cash of $1.640 million (December 31, 2018 - $621 thousand) and deposits in high interest savings accounts and other term deposits with maturities less than 90 days totaling of $78.202 million (December 31, 2018 - $14.678 million).

4.	Property and equipment:

December 31, 2019	Cost	Accumulated depreciation	Net book value

Laboratory equipment	$185	$160	$25
Computer hardware	122	60	62
Computer software	222	128	94
Office furniture	116	51	65
Leasehold improvements	177	89	88
	$822	$488	$334

December 31, 2018	Cost	Accumulated depreciation	Net book value

Laboratory equipment	$176	$129	$47
Computer hardware	80	40	40
Computer software	222	80	142
Office furniture	82	28	54
Leasehold improvements	160	59	101
	$720	$336	$384

5.	Right of-use assets, operating leases:

	Year ended December 31, 2019	Year ended December 31, 2018

Right-of-use assets, January 1, 2019	$1,570	-
Additions to right-of-use assets	267	-
Right-of-use assets, December 31, 2019	1,837	-
Accumulated amortization	(461)	-
Right-of use assets, NBV	1,376	-

6.	Investments:

Investments consisted of the following as of December 31, 2019 and December 31, 2018:

	December 31, 2019
	Cost	Unrealized gain/(loss)	Market value

Guaranteed investment certificate(s)	12,008	18	12,026
Commercial notes	3,736	-	3,736
Canadian promissory note	1,996	-	1,996
	17,740	18	17,758

	December 31, 2018
	Cost	Unrealized gain (loss)	Market value

Guaranteed investment certificate(s)	440	-	440

7.	Fair value measurements and financial instruments:

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

Level 3 - inputs are unobservable (supported by little or no market activity).

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

The following table presents the Company’s assets that are measured at fair value on a recurring basis for the periods presented:

	December 31, 2019	Level 1	Level 2	Level 3
Assets

High interest savings account	$2,989	$-	$2,989	-
Commercial notes	6,235	-	6,235	-
Canadian provincial promissory notes	5,493	-	5,493	-
Guaranteed investment certificates, issued by a Canadian financial institution	81,243	-	81,243	-
	$95,960	$-	$95,960	$-

	December 31, 2018	Level 1	Level 2	Level 3

Assets

High interest savings account	$496	$-	$496	$-
United States treasury bills	3,989	-	3,989	-
Canadian provincial promissory notes	5,991	-	5,991	-
Guaranteed investment certificates, Royal Bank of Canada	4,642	-	4,642	-
	$15,118	$-	$15,118	$-

8.	Accrued liabilities:

Accrued liabilities as of December 31, 2019 and December 31, 2018 consisted of the following:

	December 31, 2019	December 31, 2018

Accrued personnel related costs	$1,739	$955
Accrued research and development expenses	1,062	257
Other accrued expenses	257	262
	$3,058	$1,474

9.	Lease liability

Aptose leases office space and lab space in San Diego, California. The lease for the office space expires on March 31, 2023 and can be extended for an additional 5 year period. The lease for our lab space expired on February 29, 2019, and on February 18, 2019 was renewed until February 28, 2022. We lease office space in Toronto, Ontario, Canada and the lease for this location expires on June 30, 2023 with an option to renew for another 5-year period. The Company has not included any extension periods in calculating its right-to-use assets and lease liabilities. The Company also enters into leases for small office equipment.

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,
2020	$534
2021	545
2022	463
2023	119
Thereafter	-
$1,661

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

Year ended December 31, 2019
Weighted-average remaining term – operating leases (years)	3.3
Weighted-average discount rate – operating leases	5.43%

Lease liability, current portion	521
Lease liability, long term portion	1,011
Lease liability, total	1,532

Right-of-use assets obtained in exchange for new operating lease liabilities are as follows:

Year ended December 31, 2019
Right-of-use assets recorded upon adoption of Topic 842, January 1, 2019	$1,570
Right-of-use assets obtained in exchange for new operating lease liabilities in the period	$267

Operating lease costs and operating cash flows from our operating leases are as follows:

Year ended December 31, 2019
Operating lease cost	$551
Operating cash flows from operating leases	$471

Comparable figures are not presented as the Company adopted the new standard using the alternative transition method, which permits a company to use its effective date as the date of initial application without restating comparative period financial statements.

10.	Share capital:

The Company has authorized share capital of an unlimited number of common voting shares.

(a)	Equity issuances:

(i)	December 2019 Confidentially Marketed Public Offering (CMPO)

On December 19, 2019, the Company completed a confidentially marketed public offering through the issuance of 18,543,750 common shares at a price of $4.00 per share for gross proceeds of $74.175 million (approximately $68.588 million net of share issue costs). Costs associated with the proceeds consisted of a 7% cash commissions and share issue costs, which consisted of agent commission, legal and professional fees and listing fees.

(ii)	June 2019 Confidentially Marketed Public Offering (CMPO)

On June 3, 2019, the Company completed a confidentially marketed public offering through the issuance of 11,500,000 common shares at a price of $1.85 per share for gross proceeds of $21.275 (approximately $19.594 million net of share issue costs). Costs associated with the proceeds consisted of a 7% cash commissions and share issue costs, which consisted of agent commission, legal and professional fees and listing fees.

(iii)	2019 Share Purchase agreement

On May 7, 2019, the Company entered into the 2019 Aspire Purchase Agreement, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $20 million of Common Shares over approximately 30 months. Pursuant to the terms of this agreement, on May 13, 2019, the Company issued 171,428 Common Shares (“Commitment Shares”) to Aspire Capital in consideration for entering into the 2019 Aspire Purchase Agreement for a total cost of $360 thousand. During the period from May 7, 2019 up to December 16, 2019, the date the 2019 Aspire Purchase Agreement was terminated, the Company issued 1,800,000 common shares under the agreement at an average price of $2.43 per share for gross and net proceeds of $4.37 million.

(iv)	2018 Share Purchase agreement

On May 30, 2018, the Company entered into the 2018 Aspire Purchase Agreement, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $20 million of Common Shares over approximately 30 months. Pursuant to the terms of this agreement, on June 8, 2018, the Company issued 170,261 Common Shares (“Commitment Shares”) to Aspire Capital in consideration for entering into the 2018 Aspire Purchase Agreement for a total cost of $600 thousand. During the period from January 1, 2019 up to May 24, 2019, the date the 2018 Aspire Purchase Agreement was terminated, the Company issued 5,502,433 common shares under the agreement at an average price of $1.82 per share for gross and net proceeds of $10 million. On a cumulative basis up to May 24, 2019, the Company raised a total of approximately $11.9 million gross and net proceeds under the 2018 Aspire Purchase Agreement. As of May 24, 2019, the Company has issued 6,409,980, the maximum number of shares issuable under this facility without shareholder approval.

(v)	2017 Share purchase agreement

On October 27, 2017, the Company entered into the 2017 Aspire Purchase Agreement, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $15,500,000 of Common Shares over approximately 30 months. During the year ended December 31, 2017, and pursuant to the terms of the Aspire Purchase Agreement, Aspire Capital purchased 357,143 Common Shares for gross proceeds of $500 thousand ($324 thousand net of cash share issue costs) and the Company also issued 321,429 Common Shares to Aspire Capital in consideration for entering into the Aspire Purchase Agreement. During the year ended December 31, 2018, the Company issued 5,231,953 common shares under the Aspire Purchase Agreement at an average price of $2.87 per share for gross and net proceeds of approximately $15 million. On a cumulative basis to December 31, 2018, the Company has raised a total of $15.5 million gross proceeds under the Aspire Purchase Agreement, the total amount that was available under the Agreement.

(vi)	2019 At-The-Market (“ATM”) Facility

On May 24, 2019, the Company entered into an “At-The-Market” Facility (“ATM”) equity distribution agreement with Piper Jaffray and Canaccord Genuity acting as co-agents. Under the terms of this facility, the Company may, from time to time, sell shares of our common stock having an aggregate offering value of up to $40 million through Piper Jaffray and Canaccord Genuity on the Nasdaq Capital Market. During the period from May 24, 2019 to December 16, 2019, the date the “ATM” Facility was terminated, the Company did not issue any shares under this ATM equity.

(vii)	2018 At-The-Market (“ATM”) Facility

On March 27, 2018, the Company entered into an “At-The-Market” Facility (“ATM”) equity distribution agreement with Cantor Fitzgerald acting as sole agent. Under the terms of this facility, the Company may, from time to time, sell shares of our common stock having an aggregate offering value of up to $30 million through Cantor Fitzgerald on the Nasdaq Capital Market. During the year ended December 31, 2018, the Company issued 4,085,615 shares under this ATM equity facility at an average price of $2.71 for gross proceeds of $11 million ($10.7 million net of share issue costs). During the period from January 1, 2019 to May 24, 2019, the date the Agreement was terminated, the Company issued 77,349 shares under this ATM equity facility at an average price of $2.37 for gross proceeds of $183 thousand ($178 thousand net of share issue costs). Costs associated with the proceeds consisted of a 3% cash commission. As of May 24, 2019, the Company has raised a total of $11.2 million gross proceeds ($10.9 million net of share issue costs) under the ATM Facility.

(b)	Loss per share:

Loss per common share is calculated using the weighted average number of common shares outstanding and is presented in the table below:

(in thousands)	Year ended Dec 31, 2019	Year ended Dec 31, 2018

Net loss	$(26,277)	$(28,868)
Weighted-average common shares – basic and diluted	50,160	33,391
Net loss per share – basic and diluted	$(0.52)	$(0.86)

The effect of any potential exercise of the Company’s stock options outstanding during the year has been excluded from the calculation of diluted loss per common share as it would be anti-dilutive.

11.	Stock-based compensation:

(a)	Stock options

Under the Company’s stock option plan, options, rights and other entitlements may be granted to directors, officers, employees and consultants of the Company to purchase up to a maximum of 17.5% of the total number of outstanding common shares, estimated at 13.3 million options, rights and other entitlements as at December 31, 2019. Options are granted at the fair market value of the common shares on the closing trading price of the Company’s stock on the day prior to the grant if the grant is made during the trading day or the closing trading price on the day of grant if the grant is issued after markets have closed. Options vest at various rates (immediate to four years) and have a term of 10 years.

Stock option transactions for the years ended December 31, 2018 and 2019 are summarized as follows:

Option numbers are in (000’s)
	Options	Year ended December 31, 2019 Weighted average exercise price	Weighted average remaining contractual life(years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	2,344	$3.46
Granted	2,320	2.98
Exercised	(114)	2.04
Expired	(51)	2.34
Forfeited	(10)	4.97
Outstanding, December 31, 2018	4,489	$3.11
Granted	2,160	2.00
Exercised	(312)	2.32
Expired	(67)	4.61
Forfeited	(329)	2.36
Outstanding, December 31, 2019	5,941	2.84	7.6	16,866,623
Exercisable, December 31, 2019	3,057	3.44	6.5	6,853,978
Vested and expected to vest, December 31, 2109	5,508	2.89	7.5	15,364,726

Aggregate intrinsic value represents the excess of the value of the closing stock price on the previous trading day of the respective balance sheet dates over the exercise price of the stock options. Total intrinsic value of options exercised was $259 thousand for 2019 (2018 – $255 thousand).

As of December 31, 2019, there was $1.38 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.77 years.

The following table presents the weighted average assumptions that were used in the Black-Scholes option pricing model to determine the fair value of stock options granted during the year, and the resultant weighted average fair values:

	Year ended December 31, 2019	Year ended December 31, 2018
Risk-free interest rate	2.18%	2.43%
Expected dividend yield	-	-
Expected volatility	83.9%	93.3%
Expected life of options (years)	5	5
Grant date fair value	$1.34	$2.22

The Company uses historical data to estimate the expected dividend yield and expected volatility of its common shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

Stock options granted by the Company during the year ended December 31, 2019, vest 50% after one year and 16.67% on each of the next three anniversaries, except for 160,000 options which vest 50% after one year and 25% on each of the next two anniversaries and 335,000 options which vest 100% after one year.

Stock options granted by the Company during the year ended December 30, 2018 vest 50% after one year and 16.67% on each of the next three anniversaries, except for 166,000 options which vest 50% after one year and 25% on each of the next two anniversaries and 850,000 options which vested immediately on the grant date.

(b)	Restricted share units

The Company has a stock incentive plan (SIP) pursuant to which the Board may grant stock-based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company. Each restricted unit is automatically redeemed for one common share of the Company upon vesting. The following table presents the activity under the SIP plan for the year ended December 31, 2019 and 2018 the units outstanding.

	Year ended, December 31, 2019		Year ended, December 31, 2018
	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value
Outstanding, December 31. 2018	-	$-	-	$-
Granted	80	2.00	150	3.35
Redeemed	(40)	2.00	(150)	3.35
Outstanding, December 31, 2019	40	$2.00	-	$-

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

(c)	Share-based payment expense

The Company recorded share-based payment expense related to stock options and RSUs as follows:

	Year ended December 31, 2019	Year ended December 31, 2018
Research and development	$474	$1,026
General and administrative	1,822	3,250
Total	$2,296	$4,276

12.	Related party transactions:

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

During the year ended December 31, 2019, the Company recorded $223 thousand (2018 – $279 thousand) in research and development expenses related to the agreement.

13.	Collaborative agreements:

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

14.	Income taxes:

(a)	Recent tax legislation

In December 2017 the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act (the "Tax Act"), which significantly revises the U.S. tax code, generally effective January 1, 2018, by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system and setting limitations on the deductibility of certain costs (e.g. Interest expenses) among other things. As a Canadian entity, we generally would be classified as a foreign entity (and, therefore, a non-U.S. tax resident) under general rules of U.S. federal income taxation. However, we have a branch and U.S. subsidiary subject to U.S. federal income taxation. The Tax Act has impacted our consolidated results of operations during 2017 and 2018, and is expected to continue to impact our consolidated results of operations in future periods. The ultimate impact of the Tax Act on our effective tax rate in future periods will depend on interpretations and regulatory changes from the Internal Revenue.

(b)	Income taxes

For the years ended December 31, 2018 and 2019, the total comprehensive loss is as follows:

	December 31, 2019	December 31, 2018

Loss attributed to US foreign operations	$(20,470)	$(21,807)
Loss attributed to Canadian operations	(5,807)	(7,061)
Income (loss) before income taxes	(26,277)	(28,868)

(c)	Tax rate reconciliation

Major items causing the Company’s income tax rate to differ from the statutory rate of approximately 26.5% (December 31, 2018 – 26.5%) are as follows:

	Year ended December 31, 2019	Year ended December 31, 2018
Net loss	$(26,277)	$(28,868)
Statutory Canadian corporate tax rate	26.5%	26.5%

Computed expected tax recovery	$(6,963)	$(7,650)
Non-deductible permanent differences	(1,305)	1,422
Change in valuation allowance	12,146	4,528
Foreign tax rate differential	(286)	(325)
Foreign exchange differences	-	2,183
Prior year true-up adjustments	(3,563)	-
Other	(29)	(158)
	$-	$-

(d)	Significant components of deferred taxes

The tax effects of temporary differences that give rise to significant portions of the unrecognized deferred tax assets are presented below:

	December 31, 2019	December 31, 2018
Net operating losses carried forward	$26,786	$19,567
Research and development expenditures	5,031	5,024
Property, equipment, and other intangible assets	4,191	4,161
Research and development tax credits	3,685	394
Financing costs	2,010	452
Right-of-use assets	41	-
Total deferred tax assets	41,744	29,598
Valuation allowance	(41,744)	(29,598)
Net deferred tax asset	$-	$-

The valuation allowance at December 31, 2019 was primarily related to net operating loss carryforwards that, in the judgment of management, are not more-likely than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely than-not that all or some portion of the deferred assets will not be realized. This ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those deductible temporary difference become deductible. Based on the history of losses and projections for future taxable income, management believes that it is not more-likely than-not that the Company will realize the benefits of these deductible temporary differences (e.g. deferred tax assets).

The Company has undeducted research and development expenditures, totaling $18.958 million that can be carried forward indefinitely. The Company also has Canadian non-refundable federal and provincial investment tax credits of approximately $4.113 million which are available to reduce future federal taxes payable and begin to expire in 2020, as well as non-refundable US research and development tax credits of approximately $0.557 million which are available to reduce future US taxes payable and begin to expire in 2038.

In addition, the Company has Canadian non-capital loss carryforwards of $97.127 million. To the extent that the non-capital loss carryforwards are not used, they begin to expire in 2026. The Company also has US non-capital loss carryforward of $0.586 million, To the extent that the non-capital loss carryforwards are not used, they begin to expire in 2034.

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

15.	Selected quarterly financial data (unaudited):

Selected financial data (unaudited) for the periods presented was as follows:

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$-	$-	$-	$-
Net loss	(5,506)	(6,218)	(6,844)	(7,709)
Basic and diluted loss per common share	(0.14)	(0.13)	(0.12)	(0.13)

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$-	$-	$-	$-
Net loss	(6,814)	(10,262)	(5,531)	(6,261)
Basic and diluted loss per common share	(0.23)	(0.30)	(0.16)	(0.17)

16.	Subsequent events

(a)	Subsequent to the year end, the Company issued 5,808,834 stock options with an average exercise price of $6.82. The stock options vest 50% after one year and 16.67% on each of the next three anniversaries, except for 861,834 options which vest 50% after one year and 25% on each of the next two anniversaries.

(b)	Subsequent to the year end, the Company issued 161,775 common shares upon the exercise of stock options, with an average exercise price of $2.68.