Form 10-Q
period 2020-06-30
Aptose Biosciences Inc.
filed 2020-08-04
CIK 882361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of August 4, 2020 the registrant had 87,483,719 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Interim Financial Statements

(Unaudited)

APTOSE BIOSCIENCES INC.

For the three and six months ended June 30, 2020 and 2019

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Financial Position

(Expressed in thousands of US dollars) (unaudited)

	June 30, 2020	December 31, 2019

Assets

Current assets:
Cash and cash equivalents	$54,112	$79,842
Investments	28,610	17,758
Prepaid expenses	1,023	1,025
Other current assets	117	141
Total current assets	83,862	98,766

Non-current assets:
Property and equipment	309	334
Right-of-use assets, operating leases	1,147	1,376
Total non-current assets	1,456	1,710

Total assets	$85,318	$100,476

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,903	$1,960
Accrued liabilities	2,892	3,058
Current portion of lease liability, operating leases	528	521
Total current liabilities	5,323	5,539

Non-current liabilities:
Lease liability, operating leases	776	1,011
Total liabilities	6,099	6,550

Shareholders’ equity:
Share capital:
Common shares, no par value, unlimited authorized shares, 76,298,719 and 76,108,031 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	366,337	365,490
Additional paid-in capital	46,386	34,649
Accumulated other comprehensive loss	(4,313)	(4,298)
Deficit	(329,191)	(301,915)
Total shareholders’ equity	79,219	93,926

Total liabilities and shareholders’ equity	$85,318	$100,476

See accompanying notes to condensed consolidated interim financial statements (unaudited).

Subsequent events (note 12)

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statement of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019

Revenue	$–	$–	$–	$–

Expenses:
Research and development	6,866	3,491	12,800	6,831
General and administrative	9,015	2,855	14,915	5,115
Operating Expenses	15,881	6,346	27,715	11,946

Other income (expense):
Interest income	116	128	439	220
Foreign exchange gains/(losses)	15	–	–	2
Total other income	131	128	439	222

Net loss	$(15,750)	(6,218)	$(27,276)	$(11,724)

Other comprehensive gain/(loss):
Unrealized gain/(loss) on securities available-for-sale	(15)	9	(15)	18
Total comprehensive loss	$(15,765)	(6,209)	$(27,291)	$(11,706)

Basic and diluted loss per common share	$(0.21)	$(0.13)	$(0.36)	$(0.27)

Weighted average number of common shares outstanding used in the calculation of basic and diluted loss per common share (in thousands)	76,275	46,474	76,251	43,178

See accompanying notes to condensed consolidated interim financial statements (unaudited)

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

	Common Shares		Additional	Accumulated other
	Shares (thousands)	Amount	paid-in capital	comprehensive loss	Deficit	Total

Balance, December 31, 2019	76,108	365,490	34,649	(4,298)	(301,915)	93,926
Common shares issued upon exercise of stock options	191	847	(365)	–	–	482
Stock-based compensation	–	–	12,102	–	–	12,102
Other comprehensive loss	–	–	–	(15)	–	(15)
Net loss	–	–	–	–	(27,276)	(27,276)
Balance, June 30, 2020	76,299	366,337	46,386	(4,313)	(329,191)	79,219

Balance, December 31, 2018	38,162	261,072	32,963	(4,316)	(275,638)	14,081
Common shares issued pursuant to the public offering	11,500	19,594	–	–	–	19,594
Common shares issued pursuant to 2019 share purchase agreement	171	360	–	–	–	360
Common shares issued under the 2018 ATM	77	178	–	–	–	178
Common shares issued pursuant to 2018 share purchase agreement	5,502	10,000	–	–	–	10,000
Common shares issued upon exercise of stock options	23	34	(15)	–	–	19
Stock-based compensation	–	–	1,230	–	–	1,230
Other comprehensive gain	–	–	–	18	–	18
Net loss	–	–	–	–	(11,724)	(11,724)
Balance, June 30, 2019	55,435	$291,238	$34,178	$(4,298)	$(287,362)	$33,756

See accompanying notes to condensed consolidated interim financial statements (unaudited)

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in thousands of US dollars)

(unaudited)

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019

Cash flows from/(used in) operating activities:
Net loss for the period	$(15,750)	$(6,218)	$(27,276)	$(11,724)
Items not involving cash:
Stock-based compensation	7,701	568	12,102	1,230
Shares issued to Aspire Capital as commitment fees	–	360	–	360
Depreciation and amortization	37	53	78	82
Amortization of right-of-use assets	115	107	229	231
Interest on lease liabilities	19	23	37	47
Unrealized foreign exchange (loss)/gain	3	(1)	10	(3)
Accrued interest on investments	88	(19)	28	(19)
Change in non-cash operating working capital:
Prepaid expenses	(137)	(183)	2	(76)
Other current assets	–	(73)	24	(67)
Operating lease payments	(134)	(120)	(265)	(219)
Account payable	(114)	70	(57)	(75)
Accrued liabilities	1,008	164	(166)	90
Cash used in operating activities	(7,164)	(5,269)	(15,254)	(10,143)

Cash flows from/(used in) financing activities:
Issuance of common shares pursuant to Public Offering, net of broker commission and agent legal fees	–	19,736	–	19,736
Issuance of common shares under 2018 Share Purchase Agreement	–	4,000	–	10,000
Issuance of common shares under the 2018 ATM, net of broker commission	–	–	–	178
Cost of offerings	–	(142)	–	(142)
Issuance of common shares upon exercise of stock options	46	19	482	19
Cash provided by financing activities	46	23,613	482	29,791

Cash flows from/(used in) investing activities:
Maturity (acquisition) of investments, net	1,516	(8,000)	(10,895)	(8,000)
Purchase of property and equipment	(37)	(26)	(53)	(50)
Cash provided by (used in) investing activities	1,479	(8,026)	(10,948)	(8,050)

Effect of exchange rate fluctuations on cash and cash equivalents held	(3)	(1)	(10)	1

Increase/decrease in cash and cash equivalents	(5,642)	10,317	(25,730)	11,599

Cash and cash equivalents, beginning of period	59,754	16,581	79,842	15,299
Cash and cash equivalents, end of period	$54,112	$26,898	$54,112	$26,898

See accompanying notes to condensed consolidated interim financial statements (unaudited)

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three and six months ended June 30, 2020 and 2019
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

Aptose has two clinical-stage programs and a second program that is discovery-stage and partnered with another company. CG026806 (“CG-806”), Aptose’s pan-FMS-like tyrosine kinase 3 / pan-Bruton’s tyrosine kinase inhibitor, is currently enrolling patients in a Phase 1, multicenter, open label, dose-escalation study with expansions to assess the safety, tolerability, PK, and preliminary efficacy of CG-806 in patients with chronic lymphocytic leukemia (CLL/SLL) or non-Hodgkin lymphomas (NHL). Aptose was granted IND allowance from the U.S Food and Drug Administration (FDA) to initiate a separate Phase 1 trial in patients with relapse or refractory acute myeloid leukemia (AML) in June 2020. APTO-253, Aptose’s second program, is a small molecule MYC inhibitor and is currently enrolling patients in a Phase 1b clinical trial for the treatment of patients with R/R blood cancers, including AML and high-risk Myelodysplastic Syndrome.

We are advancing first-in-class targeted agents to treat life-threatening cancers that, in most cases, are not elective for patients and require immediate treatment.  However, COVID-19 has caused global economic and social disruptions that could adversely affect our ongoing and planned research and development of our clinical-stage programs including but not limited to drug manufacturing campaigns, clinical trial activities including enrollment of patients in our ongoing and planned clinical trials, collection and analysis of patient data and eventually, the reporting of results from our trials.

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

We believe that our cash, cash equivalents and investments on hand at June 30, 2020 will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment of our clinical trials, the amount of drug product that we will require to support our clinical trials, and our general corporate overhead costs to support our operations, and our reliance on our manufacturers. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway.

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
Three and six months ended June 30, 2020 and 2019
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

During the three and six months ended June 30, 2020, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The preparation of the condensed consolidated interim financial statements requires management to make judgments, estimates and assumptions that affect the application of accounting policies and reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual outcomes could differ from those estimates. The condensed consolidated interim financial statements include estimates, which, by their nature, are uncertain. Significant accounting policies and estimates made by management are the assumptions used in determining the valuation of share-based compensation and the estimates related to prepaid and accrued research and development costs.

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

The Company is subject to credit risk from the Company’s cash and cash equivalents and investments. The carrying amount of the financial assets represents the maximum credit exposure. The Company manages credit risk associated with its cash and cash equivalents and investments by maintaining minimum standards of R1-low or A-low investments and the Company invests only in instruments that are issued by highly rated Canadian corporations which are capable of prompt liquidation.

3.	Cash and cash equivalents:

Cash and cash equivalents consists of cash of $2.942 million (December 31, 2019 - $1.640 million), deposits in high interest savings accounts and other term deposits with original maturities less than 90 days totaling $51.170 million (December 31, 2019 - $78.202 million).

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three and six months ended June 30, 2020 and 2019
(Tabular amounts in thousands of United States dollars, except as otherwise noted)

4.	Right-of-use assets, operating leases:

	Six months ended June 30, 2020	Year ended December 31, 2019

Right-of-use assets, beginning of period	$1,837	1,570
Additions to right-of-use assets	–	267
Right-of-use assets, end of period	1,837	1,837
Accumulated amortization	(690)	(461)
Right-of use assets, NBV	1,147	1,376

5.	Investments:

Investments consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020

	Cost	Unrealized gain	Market value

Guaranteed investment certificates, issued by a Canadian financial institution	$5,515	–	5,515
Commercial notes	8,993	3	8,996
Government of Canada promissory notes	14,099	–	14,099
	$28,607	3	28,610

	December 31, 2019

	Cost	Unrealized gain	Market value

Guaranteed investment certificates, issued by a Canadian financial institution	$12,008	18	12,026
Commercial notes	3,736	–	3,736
Canadian provincial promissory note	1,996	–	1,996
	$17,740	18	17,758

6.	Fair value measurements and financial instruments:

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

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three and six months ended June 30, 2020 and 2019
(Tabular amounts in thousands of United States dollars, except as otherwise noted)

The following table presents the fair value of the Company’s financial instruments for the periods presented:

	June 30, 2020	Level 1	Level 2	Level 3
Assets

High interest savings account	$41,169	$–	$41,169	–
Commercial notes	8,996	–	8,996	–
Government of Canada promissory notes	21,599	–	21,599	–
Guaranteed investment certificates, issued by a Canadian financial institution	8,016	–	8,016	–
	$79,780	$–	$79,780	$–

	December 31, 2019	Level 1	Level 2	Level 3
Assets

High interest savings account	$2,989	$–	$2,989	$–
Commercial notes	6,235	–	6,235	–
Canadian provincial promissory notes	5,493	–	5,493	–
Guaranteed investment certificates, issued by a Canadian financial institution	81,243	–	81,243	–
	$95,960	$–	$95,960	$–

7.	Accrued liabilities:

Accrued liabilities as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019

Accrued personnel related costs	$1,488	$1,739
Accrued research and development costs	1,152	1,062
Other accrued costs	252	257
	$2,892	$3,058

8.	Lease liability

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

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three and six months ended June 30, 2020 and 2019
(Tabular amounts in thousands of United States dollars, except as otherwise noted)

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,
2020	$268
2021	545
2022	463
2023	119
Thereafter	–
$1,395

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

	June 30, 2020	December 31, 2019
Weighted-average remaining term – operating leases (in years)	2.6	3.3
Weighted-average discount rate – operating leases	5.43%	5.43%

Lease liability, current portion	528	521
Lease liability, long term portion	776	1,011
Lease liability, total	1,304	1,532

Right-of-use assets obtained in exchange for operating lease liabilities are as follows:

	Six months ended June 30, 2020	Six months ended June 30, 2019

Right-of-use assets recorded upon adoption of Topic 842, beginning of period	$–	$1,570
Right-of-use assets obtained in exchange for new operating lease liabilities in the period	$–	$234

Operating lease costs and operating cash flows from our operating leases are as follows:

	Three months ended June 30,			Six months ended June 30,
	2020	2019		2020	2019

Operating lease cost	$134	$141		$267	$289
Operating cash flows from operating leases	$134		$$120	$265	$219

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three and six months ended June 30, 2020 and 2019
(Tabular amounts in thousands of United States dollars, except as otherwise noted)

9.	Share capital:

The Company has authorized share capital of an unlimited number of common voting shares.

(a)	Equity issuances:

(i)	June 2019 Confidentially Marketed Public Offering (CMPO)

On June 3, 2019, the Company completed a confidentially marketed public offering through the issuance of 11,500,000 common shares at a price of $1.85 per share for gross proceeds of $21.275 million (approximately $19.594 million net of share issue costs). Costs associated with the proceeds consisted of a 7% cash commissions and share issue costs, which consisted of agent commission, legal and professional fees and listing fees.

(ii)	2019 Share Purchase agreement

On May 7, 2019, the Company entered into the 2019 Aspire Purchase Agreement, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20 million of Common Shares over approximately 30 months. Pursuant to the terms of this agreement, on May 13, 2019, the Company issued 171,428 Common Shares (“Commitment Shares”) to Aspire Capital in consideration for entering into the 2019 Aspire Purchase Agreement for a total cost of $360 thousand. The Aspire share purchase agreement was terminated on December 16, 2019. As at June 30, 2019, the Company had not issued any shares under the 2019 Aspire Purchase Agreement, other than the Commitment Shares.

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

(iv)	2018 At-The-Market (“ATM”) Facility

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

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three and six months ended June 30, 2020 and 2019
(Tabular amounts in thousands of United States dollars, except as otherwise noted)

(b)	Loss per share:

Loss per common share is calculated using the weighted average number of common shares outstanding and is presented in the table below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019

Net loss	$(15,750)	$(6,218)	$(27,276)	$(11,724)
Weighted-average common shares – basic and diluted	76,275	46,474	76,251	43,178
Net loss per share – basic and diluted	$(0.21)	$(0.13)	$(0.36)	$(0.27)

The effect of any potential exercise of the Company’s stock options outstanding during the three and six month periods ended June 30, 2020 and June 30, 2019 has been excluded from the calculation of diluted loss per common share as it would be anti-dilutive.

10.	Stock-based compensation:

(a)	Stock options

Under the Company’s stock option plan, options, rights and other entitlements may be granted to directors, officers, employees and consultants of the Company to purchase up to a maximum of 17.5% of the total number of outstanding common shares, estimated at 13.4 million options, rights and other entitlements as at June 30, 2020. Options are granted at the fair market value of the common shares on the closing trading price of the Company’s stock on the day prior to the grant if the grant is made during the trading day or the closing trading price on the day of grant if the grant is issued after markets have closed. Options vest at various rates (immediate to four years) and have a term of 10 years.

Stock option transactions for the six months ended June 30, 2020 and June 30, 2019, are summarized as follows:

Option numbers are in (000’s)
	Six months ended June 30, 2020
	Options	Weighted average exercise price	Weighted average remaining contractual life (years)

Outstanding, beginning of period	5,941	$2.84
Granted	6,272	6.84
Exercised	(191)	2.55
Forfeited	(71)	2.87
Outstanding, end of the period	11,951	4.91	8.4
Exercisable, end of the period	4,190	2.97	6.6
Vested and expected to vest, end of period	10,786	4.79	8.3

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three and six months ended June 30, 2020 and 2019
(Tabular amounts in thousands of United States dollars, except as otherwise noted)

Option numbers are in (000’s)
	Six months ended June 30, 2019
	Options	Weighted average exercise price	Weighted average remaining contractual life (years)

Outstanding, beginning of period	4,489	$3.11
Granted	1,789	1.93
Exercised	(23)	1.11
Forfeited	(130)	2.59
Expired	(47)	4.23
Outstanding, end of the period	6,078	2.83	8.0
Exercisable, end of the period	3,257	3.36	7.0
Vested and expected to vest, end of period	5,654	2.87	7.9

As of June 30, 2020, there was $18.4 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.7 years.

The following table presents the weighted average assumptions that were used in the Black-Scholes option pricing model to determine the fair value of stock options granted during the period, and the resultant weighted average fair values:

	Six months ended June 30, 2020	Six months ended June 30, 2019

Risk-free interest rate	1.28%	2.30%
Expected dividend yield	–	–
Expected volatility	85.9%	83.9%
Expected life of options (in years)	5	5
Grant date fair value	$4.61	$1.30

The Company uses historical data to estimate the expected dividend yield and expected volatility of its common shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

The following table presents the vesting terms of options granted in the period:

Option numbers are in (000’s)	Six months ended June 30, 2020	Six months ended June 30, 2019
	Number of options	Number of options

Cliff vesting after one year anniversary	300	335
3 year vesting (50%-25%-25%)	862	–
4 year vesting (50%-16 2/3%-16 2/3%-16 2/3%)	5,110	1,454
Total stock options granted in the period	6,272	1,789

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three and six months ended June 30, 2020 and 2019
(Tabular amounts in thousands of United States dollars, except as otherwise noted)

(b)	Restricted share units

The Company has a stock incentive plan (SIP) pursuant to which the Board may grant stock-based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company. Each restricted unit is automatically redeemed for one common share of the Company upon vesting. The following table presents the activity under the SIP plan for the six months ended June 30, 2020 and 2019 the units outstanding.

	Six months ended, June 30, 2020		Six months ended, June 30, 2019
	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value
Outstanding, beginning of period	40	$2.00	–	$–
Granted	645	7.32	80	2.0
Outstanding, end of period	685	$7.01	80	$2.0

On March 10, 2020, the Company granted 645,000 restricted share units (RSUs) with a vesting term of three months. On May 5, 2020, the vesting term on the RSUs was extended from three months to four months.

On June 3, 2019, the Company granted 80,000 restricted share units (RSUs), 40,000 of which have a vesting term of three months and the balance have a vesting term of one year. On May 5, 2020, the vesting term on the balance was extended from one year to one year and one month.

The grant date fair value of the March 10, 2020 and June 3, 2019 RSUs were determined as the closing value of the common shares of the Company on the Nasdaq Stock Market on the date prior to the date of grant.

(c)	Share-based payment expense

The Company recorded share-based payment expense related to stock options and RSUs as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Research and development	$933	$157	$1,733	$275
General and administrative	6,768	411	10,369	955
	$7,701	$568	$12,102	$1,230

11.	Related party transactions:

The Company uses Moores Cancer Center at the University of California San Diego (UCSD) to provide pharmacology lab services to the Company. Dr. Stephen Howell is a member of our Scientific Advisory Board and former Acting Chief Medical Officer of Aptose up to January 1, 2020, and is also a Professor of Medicine at UCSD and oversees the laboratory work. The work is completed under the terms of research services agreements executed in March 2015 and has been extended annually. These transactions are in the normal course of business and are measured at the amount of consideration established and agreed to by the related parties.

During the comparative period ended June 30, 2019, while Dr. Howell was Acting Chief Medical Officer, the Company recorded $135 thousand in research and development expenses related to the agreement.

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three and six months ended June 30, 2020 and 2019
(Tabular amounts in thousands of United States dollars, except as otherwise noted)

12.	Subsequent events

(a) On July 20, 2020, the Company completed a confidentially marketed public offering through the issuance of 10,500,000 common shares at a price of $5.25 per share for gross proceeds of $55.12 million.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CG-806 is an orally administered, highly potent first-in-class FMS-like tyrosine kinase (“FLT3”)/Bruton’s tyrosine kinase (“BTK”) inhibitor that selectively targets defined clusters of kinases that are operative in hematologic malignancies. This mutationally agnostic small molecule anticancer agent is currently being evaluated in a Phase 1a/b study for the treatment of patients having B-cell malignancies including classic CLL, small lymphocytic lymphoma (“SLL”) and certain non-Hodgkin’s lymphomas (“NHL”) that are resistant/refractory/intolerant to other therapies. In addition, Aptose recently received IND allowance to initiate a Phase 1a/b study to develop CG-806 for the treatment of patients with relapsed/refractory acute myeloid leukemia (“R/R AML”), including the emerging populations resistant to FLT3 inhibitors. In this trial of patients with R/R AML, the CG-806 starting dose of 450 mg BID was selected because the plasma from B-cell cancer patients at that dose completely inhibited phospho-FLT3, suggesting responses may emerge early in the AML patient population. It is important to note that CG-806 now is undergoing formal development for both lymphoid and myeloid hematologic malignancies.

APTO-253 is a first-in-class small molecule therapeutic agent that clinically inhibits expression of the MYC oncogene without causing, to date, general myelosuppression of the bone marrow. The MYC oncogene is overexpressed across many hematologic cancers, including AML and certain B cell malignancies, as well as certain solid tumor indications. MYC acts as a transcription factor that regulates cell growth, proliferation, differentiation and apoptosis, and overexpression of MYC amplifies new sets of genes to promote survival of cancer cells. APTO-253 suppresses expression of the MYC oncogene in AML cells and depletes those cells of the MYC oncoprotein, leading to apoptotic cell death. APTO-253 is currently being evaluated in a Phase 1b study for the treatment of patients with R/R AML and high-risk MDS. APTO-253 may serve as a safe and effective MYC inhibitor for AML/MDS patients that combines well with other agents and does not significantly impact the normal bone marrow.

PROGRAM UPDATES

CG-806

Indication and Clinical Trials:

CG-806 is being developed with the intent to deliver the agent as an oral therapeutic and to develop it for R/R AML and for a spectrum of B cell malignancies (including but not limited to CLL, SLL and NHL).

On March 25, 2019, we announced that the U.S Food and Drug Administration (“FDA”) granted Aptose Investigational New Drug (“IND”) allowance to initiate its Phase Ia/b clinical trial for CG-806. The clinical trial is a multicenter, open label, dose-escalation study with additional optional expansion cohorts to assess the safety, tolerability, pharmacokinetics and pharmacodynamic effects, and preliminary efficacy of CG-806 in patients with CLL, SLL or NHL. In this study, CG-806 is administered in gelatin capsules twice daily (“BID”) during a 28-day cycle.

As of the date of this report, we have initiated twenty-four clinical sites for the Phase 1a/b trial in patients with CLL/SLL or NHL which include specialty regional cancer care centers as well as large hospitals and key academic institutions. As of the date of this report, we have completed the first, second, third and fourth dose levels (150 mg, 300 mg, 450 mg and 600 mg BID, respectively). Aptose now has opened for patient enrollment for the fifth dose level (750 mg BID) of CG-806. Under an FDA-approved accelerated titration protocol, only one patient was required at each of the first two dose levels, followed by three patients at each dose level thereafter. Intra-patient dose escalation is allowed if the higher dose is safe in three or more patients, and additional patients may be enrolled at dose levels previously declared safe. To date, among enrolled patients with an array of B-cell malignancies, three classic CLL patients have received CG-806 and all three demonstrated inhibition of phospho-BTK and lymphocytosis, indicating target engagement and pharmacologic activity of CG-806. As CG-806 moves from low/intermediate dose levels and into the higher dose levels, it is hoped that an optimal dose can be selected that demonstrates formal clinical responses without excessive toxicity.

Aptose also plans to advance CG-806 into myeloid malignancies, with an initial focus on AML, in a separate Phase 1 trial. On June 29, 2020, the Company announced that it had received allowance from the FDA to proceed into a study in R/R AML with a starting dose of 450 mg BID. The clinical trial is a multicenter, open label, dose-escalation study with additional optional expansion cohorts to assess the safety, tolerability, pharmacokinetics and pharmacodynamic effects, and preliminary efficacy of CG-806 in patients with R/R AML. In this study, CG-806 is administered in BID during a 28-day cycle. Our strategy was to identify a starting dose of CG-806 that we believe could be therapeutically active in critically ill patients with R/R AML. In our ongoing Phase 1a/b study in patients with CLL and other B-cell malignancies, 450 mg BID CG-806 delivered plasma levels that completely inhibited phospho-FLT3, suggesting that the 450 mg BID dose may be therapeutically active in patients with AML. Aptose plans to dose escalate beyond the 450 mg BID dose level, provided the 450 mg BID dose level is safe and well tolerated in R/R AML patients. Based on strong preclinical evidence of CG-806’s activity against AML – including demonstration of mutation-agnostic and genotype-agnostic potency, particularly compared against other FLT3 inhibitors, and its ability to safely cure AML in murine leukemia models – we believe CG-806 may offer hope to the fragile and difficult-to-treat AML patient population. We intend to initiate the Phase 1a/b study during the second half of 2020 in AML patients who are relapsed, resistant, or refractory to current treatments.

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

Manufacturing:

During fiscal years 2017 and 2018, we created a scalable chemical synthetic route for the manufacture of CG-806 drug substance and have scaled the manufacture of API (active pharmaceutical ingredient, or drug substance) to multi-kg levels, we completed the manufacture of a multi-kg batch of API under Good Manufacturing Product (“GMP”) conditions as our API supply for our first-in-human clinical trials, and we manufactured under GMP conditions two dosage strengths of capsules to serve as our clinical supply in those human studies. During fiscal 2019, we completed successful manufacture of multiple batches of API and drug product, and planned numerous GMP production campaigns to supply the ongoing trial and planned trials into the future. To date we have been able to manufacture API and capsules to support clinical supplies under GMP conditions. We are continuing our manufacturing campaigns in the current 2020 fiscal period and have commenced scale-up and tech transfer activities to support additional manufacturing capacity for the ongoing and planned clinical trials of CG-806. Additional research and development funds are being utilized to support exploratory formulation studies in an ongoing effort to craft a superior formulation for later stage development of CG-806.

Data presentations:

On April 27, 2020, we presented the early clinical data on CG-806 at the AACR Virtual Annual Meeting I (April 27-28) in lieu of the live oral presentation originally planned. A video summary of Abstract # 9967 - Early clinical findings from a Phase 1a/b dose escalation trial to evaluate the safety and tolerability of CG-806 in patients with relapsed or refractory CLL/SLL or non-Hodgkin’s lymphomas described the first-in-human tests of CG-806 are being carried out in a Phase 1a/b clinical study in patients with significant unmet needs including patients with relapsed or refractory CLL, SLL or NHL who had been failed by or been intolerant to two lines of established therapy. We noted that the second patient, treated at the 300 mg BID dose level, represented a classic CLL patient that developed a brisk lymphocytosis (evidence of BTK target engagement and evidence of pharmacologic activity), and that enrollment was continuing.

On June 12, 2020, we presented new clinical data on CG-806 in a poster presentation at the 25th Congress of the EHA. The poster, Early Clinical Findings from a Phase 1 a/b Dose Escalation Trial to Evaluate the Safety and Tolerability of CG-806 in Patients with Relapsed or Refractory CLL/SLL or Non-Hodgkin’s Lymphomas (EHA2020 Abstract# EP711), reviewed CG-806 data for eight patients (as of the data cut-off date on May 5, 2020) with relapsed or refractory CLL,SLL or NHL in the first in-human Phase 1a/b, open-label, single arm, multicenter dose-escalation clinical study. Data from the ongoing trial demonstrated CG-806 was well-tolerated in patients treated at 150 mg, 300 mg, 450 mg BID over multiple cycles, with no dose-limiting toxicities or serious adverse events observed, supporting continued dose escalation. CG-806 treatment achieved human steady state PK levels known to be effective in murine tumor models and led to complete inhibition of phospho-BTK and multiple CLL survival pathways. CG-806 treatment also led to lymphocytosis in both classic CLL patients entering study with elevated lymphocyte counts and led to complete inhibition of phospho-FLT3, suggesting that dose levels evaluated in this study may be therapeutic in patients with AML.

On June 22, 2020, we presented new preclinical data on CG-806 in a poster presentation at the AACR Virtual Annual II 2020. The poster, CG-806, a First-in-Class FLT3/BTK Inhibitor, and Venetoclax Synergize to Inhibit Cell Proliferation and to Induce Apoptosis and Aggressive B-cell Lymphomas, illustrated how CG-806 simultaneously inhibits the driver BCR pathway and PI3K/AKT, NFᴋB and MAPK-mediated rescue pathways to kill aggressive double-hit and double-expressor B-cell lymphoma cells. Overall, the presented work provided additional mechanistic evidence to support the clinical development of CG-806 as a single agent or in combination with venetoclax in patients with aggressive B-cell lymphomas harboring unfavorable BCL2/MYC/BCL6 translocations and / or overexpression.

APTO-253

Phase 1b Trial

APTO-253, a small molecule inhibitor of MYC gene expression, is being evaluated by Aptose in a Phase 1b clinical trial in patients with R/R hematologic malignancies, particularly R/R AML and high-risk MDS. The Phase 1b, multicenter, open-label, dose-escalation clinical trial of APTO-253 is designed to assess the safety, tolerability, pharmacokinetics and pharmacodynamic responses and efficacy of APTO-253 as a single agent and determine the recommended Phase 2 dose. APTO-253 is being administered once weekly, over a 28-day cycle. The dose escalation stage of the study could potentially enroll up to 20 patients with R/R AML or high-risk MDS. The study is designed to then transition, as appropriate, to single-agent expansion cohorts in R/R AML and/or high-risk MDS.

As of the date of this report, we have multiple active sites recruiting patients in the dose escalation stage of the trial. As of the date of this report, we have completed enrollment and treatment of patients on the first, second, third and fourth dose levels (20, 40, 66, and 100 mg/m2, respectively). Under an FDA-approved accelerated titration protocol, only one patient was required at each of the first two dose levels, followed by three patients at each dose level thereafter. Aptose has now opened for patient enrollment the fifth dose level (150 mg/m2) of APTO-253. During the second quarter of 2020, the FDA allowed an amendment for Aptose to initiate more aggressive dose escalations with APTO-253, provided the tolerability profile remains favorable. The first four dosing cohorts have enrolled a mix of patients with AML and MDS. To date, we have observed meaningful reductions in MYC expression in peripheral blood mononuclear cells (PBMCs) from treated patients with AML and MDS, demonstrating MYC target engagement and mechanistic proof of concept in different indications.

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

Impact of COVID 19 on our Research Programs:

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

Our team proactively addressed these new challenges swiftly and appropriately, implementing safeguards and procedures to ensure both the safety of our employees and stakeholders, and accommodate the potential challenges due to COVID-19. Aptose was early in directing its employees to work-from-home and provided the tools to minimize productivity disruptions. Our Clinical Operations team reached out to active and future clinical sites to determine their needs and challenges and assist where possible, including virtual monitoring of patients, which reduces patients’ visits. We also have contacted our drug manufacturers to identify any potential supply chain disruptions and are adjusting accordingly. During the early part of the first quarter of 2020, we began to carefully monitor the potential impact of COVID-19, and on a regular basis, we communicated with investigators at our clinical sites to gain an evolving understanding of competing COVID-19 related activities and clinical trial related activities.

In the beginning of April, we learned that some of our larger clinical sites that are impacted by COVID-19 may either postpone or face delays in the enrollment of patients on all on-going clinical trials due to a number of factors, including the re-allocation of resources and to avoid clinical trial patients being exposed to COVID-19. Such measures taken at the clinical sites could lead to a slowdown in the enrollment of patients on our trials at these sites. To minimize the impact of COVID-19, we focused efforts on our other larger clinical sites and regional cancer care sites that are not/less impacted by COVID-19 to recruit patients into the fourth cohort. While it is difficult to estimate the duration and impact of COVID-19 on the larger sites, as of the date of this report, we have not experienced and do not foresee material delays to the enrollment of patients or timelines for the CG-806 Phase 1a/b trial due to the variety of clinical sites that we have actively recruited for this trial. APTO-253 is administered intravenously, which requires the need for hospital / clinical site resources to assist and monitor patients during each infusion and based on the current conditions caused by COVID-19, future enrollment of patients on this trial is likely to be negatively impacted.

Based on the current and foreseeable environment due to COVID-19 and the additional caution applied to the review and activation of new clinical trials by clinical sites, we may experience delays with initiating the Phase 1 clinical study in AML, including but not limited to the conduct of site initiation visits remotely.

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

Sources of liquidity:

The following table presents our cash and cash equivalents, investments and working capital as at June 30, 2020 and December 31, 2019.

(in thousands)	Balances at June 30, 2020	Balances at December 31, 2019
Cash and cash equivalents	$54,112	$79,842
Investments	28,610	17,758
Total	$82,722	$97,600

Working capital	$78,539	$93,227

Working capital represents primarily cash, cash equivalents, investments and other current assets less current liabilities.

We believe that our cash, cash equivalents and investments on hand at June 30, 2020 will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment of our clinical trials, the amount of drug product that we will require to support our clinical trials, and our general corporate overhead costs to support our operations, and our reliance on our manufacturers. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway.

Since our inception, we have financed our operations and technology acquisitions primarily from equity financing, proceeds from the exercise of warrants and stock options, and interest income on funds held for future investment.

On July 20, 2020, the Company completed a confidentially marketed public offering (“CMPO”), with Piper Sandler & Co. as the representative of the underwriters, through the issuance of 10,500,000 common shares for gross proceeds of $55.12 million.

On May 5, 2020, the Company entered into an “At-The-Market” Facility equity distribution agreement with Piper Sandler & Co. and Canaccord Genuity LLC acting as co-agents (the “2020 ATM”). Under the terms of this facility, the Company may, from time to time, sell common shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market. During the six months period ended June 30, 2020, the Company did not issue any shares under this 2020 ATM.

During the year ended December 31, 2019, the Company completed two CMPOs, with RBC Capital Markets, LLC and Canaccord Genuity LLC, as representatives of the underwriters, and Piper Jaffray & Co., as the representative of the underwriters, respectively, through the issuance of, in the aggregate, 30,043,750 common shares for aggregate gross proceeds of $95.45 million (approximately $88.18 million net of share issue costs). The Company also raised capital pursuant to two separate share purchase agreements with Aspire Capital Fund, LLC (“Aspire Capital”) through the issuance of an aggregate of 7,302,433 common shares for aggregate gross proceeds of $14.4 million We do not expect that COVID-19 will have a significant impact on our liquidity and capital resources and we are not incurring significant additional costs to support our ongoing operations during this time. We have not entered into long term manufacturing contracts and should there be a delay in our trials we have flexibility to reduce future planned manufacturing campaigns.

We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. In December 2019, we filed a short form base shelf prospectus (the “Base Shelf”) that allows us to distribute, upon the filing of prospectus supplements, up to $200,000,000 of common shares, warrants, or units comprising any combination of common shares and warrants. The Base Shelf was declared effective by the SEC on January 9, 2020 and expires on January 9, 2023.

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

Cash flows:

The following table presents a summary of our cash flows for the three and six-month periods ended June 30, 2020 and 2019:

	Three months ended,		Six months ended,
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net cash provided by (used in):
Operating activities	$(7,164)	$(5,269)	$(15,254)	$(10,143)
Investing activities	1,479	(8,026)	(10,948)	(8,050)
Financing activities	46	23,613	482	29,791
Effect of exchange rates changes on cash and cash equivalents	(3)	(1)	(10)	1
Net (decrease)/increase in cash and cash equivalents	$(5,642)	$10,317	$(25,730)	$11,599

Cash used in operating activities:

Our cash used in operating activities for the three months ended June 30, 2020 and 2019 was approximately $7.2 million and $5.3 million, respectively. Our cash used in operating activities for the six months ended June 30, 2020 and 2019 was approximately $15.3 million and $10.1 million, respectively. Net cash used in operating activities was higher in the three and six-month periods ended June 30, 2020 as compared with the three and six-month periods ending June 30, 2019 resulting mostly from higher net loss in the current periods. See “Results of Operations”. Our uses of cash for operating activities for both periods primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees.

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

Cash flow from investing activities:

Our cash used in investing activities for the three months ended June 30, 2020 was $1.5 million, and consisted of net maturity of investments of $1.5 million and purchases of property and equipment of $37 thousand. Our cash used in investing activities in the three-month period ended June 30, 2019 was $8.0 million, and consisted of net purchases of investments of $8 million and property and equipment of $26 thousand.

Our cash used in investing activities in the six month period ended June 30, 2020 was $10.9 million, and consisted of net purchases of investments of $10.9 million and purchases of property and equipment of $53 thousand. Our cash used in investing activities in the six month period ended June 30, 2019 was $8.05 million, and consisted net purchases of investments of $8 million and property and equipment of $50 thousand.

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

Cash flow from financing activities:

Our cash flow from financing activities for the three months ended June 30, 2020 was $46 thousand, and consisted of proceeds from the exercise of stock options. Our cash flow from financing activities in the three month period ended June 30, 2019 was $23.6 million, and consisted of 11,500,000 shares issued pursuant to the CMPO of common shares in June 2019 for net proceeds of approximately $19.6 million, 2,242,478 shares issued to Aspire Capital pursuant to a share purchase agreement entered into on May 30, 2018 (the “Aspire Purchase Agreement”) for net proceeds of approximately of $4 million and $19 thousand of proceeds from the exercise of stock options.

Our cash flow from financing activities for the six months ended June 30, 2020 was approximately $482 thousand, consisted of proceeds of exercise of stock options of $482 thousand. During the three and six months ended June 30, 2019 we raised net proceeds of approximately $29.8 million from the issuance of common shares as detailed below.

Public Offering of Common Shares

On June 3, 2019, the Company completed a CMPO through the issuance of 11,500,000 common shares at a price of $1.85 per share for gross proceeds of $21.275 million (approximately $19.594 million net of share issue costs). Costs associated with the proceeds consisted of a 7% cash commissions and share issue costs, which consisted of agent commission, legal and professional fees and listing fees.

At-The-Market Facilities

On May 5, 2020, the Company entered into an ATM equity distribution agreement with Piper Sandler & Co. and Canaccord Genuity LLC acting as co-agents. Under the terms of this facility, the Company may, from time to time, sell common shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market. During the six months ended June 30, 2020, the Company did not issue any shares under this ATM equity facility.

On March 27, 2018, the Company entered into the 2018 ATM. Under the terms of this facility, the Company was allowed, from time to time, to sell common shares having an aggregate offering value of up to $30 million through Cantor Fitzgerald on the Nasdaq Capital Market. During the six months ended June 30, 2019, the Company issued 77,349 shares under this 2018 ATM at an average price of $2.37 for gross proceeds of $183 thousand ($178 thousand net of share issue costs). On a cumulative basis to June 30, 2019, the Company had raised a total of $11.2 million gross proceeds ($10.9 million net of share issue costs) under the 2018 ATM. The Company terminated this agreement on May 24, 2019.

Common Share Purchase Agreements

On May 30, 2018, the Company entered into the Aspire Purchase Agreement to sell up to $20.0 million of common shares to Aspire Capital over approximately 30 months. Pursuant to the terms of this agreement, on June 8, 2018, the Company issued 170,261 common shares to Aspire Capital in consideration for entering into the 2018 Aspire Purchase Agreement for a total cost of $600 thousand. During the six months ended June 30, 2019, the Company issued 5,502,433 common shares pursuant to the Aspire Purchase Agreement at an average price of $1.82 per share for gross and net proceeds of $10 million. On a cumulative basis up to May 24, 2019, the Company raised a total of approximately $11.9 million gross and net proceeds and has raised 6,409,980under the Aspire Purchase Agreement.

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which can be found on EDGAR at www.sec.gov/edgar.shtml and on SEDAR at www.sedar.com.

RESULTS OF OPERATIONS

A summary of the results of operations for the three-month and six-month periods ended June 30, 2020 and 2019 is presented below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019

Revenues	$-	$-	$-	$-
Research and development expenses	6,866	3,491	12,800	6,831
General and administrative expenses	9,015	2,855	14,915	5,115
Net finance income	131	128	439	222
Net loss	(15,750)	(6,218)	(27,276)	(11,724)
Other comprehensive gain/(loss)	(15)	9	(15)	18
Total comprehensive loss	$(15,765)	$(6,209)	$(27,291)	$(11,706)
Basic and diluted loss per common share	$(0.21)	$(0.13)	$(0.36)	$(0.27)

The net loss for the three-month period ended June 30, 2020 increased by $9.5 million to $15.8 million as compared with $6.2 million for the comparable period in 2019, primarily as a result of an increase of $7.1 million in stock-based compensation in the current period, a combined increase in program costs and related labor costs of approximately $2.6 million on our CG-806 and APTO-253 development programs, and offset by lower  general and administrative expenses, after adjusting for stock option compensation, of $185 thousand.

The net loss for the six-month period ended June 30, 2020 increased by $15.6 million to $27.3 million as compared with $11.7 million for the comparable period, primarily as a result of an increase of $10.9 million in stock-based compensation in the current period, a combined increase in program costs and related labor costs of approximately $4.5 million on our CG-806 and APTO-253 development programs, and higher cash-based general and administrative expenses of $384 thousand. These expenses were partially offset by an increase in net finance income of $217 thousand in the current period compared to the comparative period, mostly as a result of higher interest earned on larger balances of cash equivalents and investments held during the six-month period ended June 30, 2020.

Research and Development

The research and development expenses for the three-month and six-month periods ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019

Program costs – CG-806	$3,755	$1,678	$6,700	$3,064
Program costs – APTO-253	856	722	1,735	1,850
Personnel related expenses	1,317	925	2,620	1,624
Stock-based compensation	933	157	1,733	275
Depreciation of equipment	5	9	12	18
	$6,866	$3,491	$12,800	$6,831

Research and development expenses increased by $3.4 million to $6.9 million for the three-month period ended June 30, 2020 as compared with $3.5 million for the comparative period. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

•	Program costs for CG-806 increased by approximately $2.1 million, mostly as a result of higher manufacturing costs, including costs to scale up manufacturing and research costs associated with optimizing the formulation, higher costs associated with the CG-806 Phase 1a/b trial and the costs associated with planning for the CG-806 AML trial.

•	Personnel-related expenses increased by $392 thousand, mostly related to new positions hired since the second quarter of 2019 to support the CC-806 Phase 1a/b and APTO-253 Phase 1 clinical trials and the planning of the CG-806 AML Phase 1 clinical trial.

•	Stock-based compensation increased by approximately $776 thousand in the three months ended June 30, 2020, compared with the three months ended June 30, 2019, mostly related to an increase in the number of options granted during the six months ended June 30, 2020 and a higher grant date fair value of options as compared with the six months ended June 30, 2019.

Research and development expenses increased by $6.0 million to $12.8 million for the six-month period ended June 30, 2020 as compared with $6.8 million for the comparative period for the same reasons as described above for the three-month period ended June 30, 2020.

General and Administrative

The general and administrative expenses for the three-month and six-month periods ending June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019

General and administrative, excluding items below	$2,214	$2,399	$4,479	$4,095
Stock-based compensation	6,768	411	10,369	955
Depreciation of equipment	33	45	67	65
	$9,015	$2,855	$14,915	$5,115

General and administrative expenses for the three-month period ended June 30, 2020 were $9.0 million as compared with $2.9 million for the comparative period, an increase of approximately $6.2 million. The increase was primarily as a result of the following:

•	General and administrative expenses, other than stock-based compensation and depreciation of equipment, decreased by approximately $185 thousand in the three months ended June 30, 2020, primarily as a result of lower financing costs in the current period, offset by higher personnel related costs mostly related to two additional hires, including a Chief Business Officer, in the second quarter of 2019, higher insurance and professional and regulatory costs, and higher office administrative costs.

•	Stock-based compensation increased by approximately $6.4 million in the three months ended June 30, 2020, compared with the three months ended June 30, 2019 mostly related to an increase in the number of restricted share units (RSUs) and options granted during the six-month period ended June 30, 2020, and a higher grant date fair value of options as compared with June 30, 2019.

General and administrative expenses for the six-month period ended June 30, 2020 were $14.9 million as compared with $5.1 million for the comparative period, an increase of approximately $9.8 million. The increase was primarily as a result of the following:

•	General and administrative expenses, other than stock-based compensation and depreciation of equipment, increased by approximately $384 thousand in the six months ended June 30, 2020 primarily as a result of higher personnel related costs mostly related to two additional hires, including a Chief Business Officer, in the second quarter of 2019, higher insurance and professional and regulatory costs, and higher office administrative costs.

•	Stock-based compensation increased by approximately $9.4 million in the six months ended June 30, 2020, compared with the six months ended June 30, 2019 for the same reasons as described above for the three-month period ended June 30, 2020.

COVID-19 did not have a significant impact on our results of operations for the quarter ended June 30, 2020. We have not experienced and do not foresee material delays to the enrollment of patients or timelines for the CG-806 Phase 1a/b trial due to the variety of clinical sites that we have actively recruited for this trial. APTO-253 is administered intravenously, which requires the need for hospital / clinical site resources to assist and monitor patients during each infusion and based on the current conditions caused by COVID-19, future enrollment of patients on this trial is likely to be negatively impacted. As of the date of this report, we have not experienced material delays in the manufacturing of CG-806 or APTO-253 related to COVID-19. Should our manufacturers be required to shut down their facilities due to COVID-19 for an extended period of time, our trials may be negatively impacted.

OFF-BALANCE SHEET ARRANGEMENTS

As at June 30, 2020, we were not party to any off-balance sheet arrangements.

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

Significant accounting judgments and estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report for the fiscal year ended December 31, 2019 on Form 10-K filed with the United States Securities Exchange Commission (the “SEC”) on March 10, 2020. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2020 other than that we have determined that due to an increase in the amount and values of our research contracts, we now consider our estimates related to prepaid and accrued research and development (R&D) activities as significant estimates. Research and development (R&D) costs are expensed as incurred.   R&D costs consist primarily of salaries and benefits, stock-based compensation, manufacturing, contract services, clinical trials, intangibles, and research related overhead.  Non-refundable advance payments for goods and services that will be used in future research are recorded in prepaid and other assets and are expensed when the services are performed.

We record expenses for research and development activities based on our estimates of services received and efforts expended pursuant to contracts with vendors that conduct research and development on our behalf. The financial terms vary from contract to contract and may result in uneven payment flows as compared with services performed or products delivered. As a result, we are required to estimate research and development expenses incurred during the period, which impacts the amount of accrued expenses and prepaid balances related to such costs as of each balance sheet date. We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

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

Updated share information

As at August 4, 2020, we had 87,483,719 common shares issued and outstanding. In addition, there were 11,950,557 common shares issuable upon the exercise of outstanding stock options and upon the vesting of restricted share units.

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

More detailed information about risk factors and their underlying assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2019, under Item 1A – Risk Factors, as they are updated and supplemented in this Report. Except as required under applicable securities legislation, we undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3 – Qualitative and Quantitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide this information.

Item 4 – Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2020, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of our fiscal quarter ended June 30, 2020, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1 – Legal Proceedings

We are not involved in any material active legal actions. However, from time to time, we may be subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.

Item 1A – Risk Factors

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

Risks Related to our Business

We need to raise additional capital.

We have an ongoing need to raise additional capital. To obtain the necessary capital, we must rely on some or all of the following: additional share issues, debt issuances (including promissory notes), collaboration agreements or corporate partnerships and grants and tax credits to provide full or partial funding for our activities. Additional funding may not be available on terms that are acceptable to us or in amounts that will enable us to carry out our business plan. Although, as of the date of this report, we do not expect that COVID-19 will have a significant impact on our liquidity and capital resources, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted. As such, our ability to raise additional funds could be affected by adverse market conditions resulting from the COVID-19 outbreak and delays in enrolment in our trial related to COVID-19.

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

In addition, sales of a substantial number of our shares of common shares in the public markets, or the perception that such sales could occur, could depress the market price of our shares of common shares and impair our ability to raise capital through the sale of additional equity securities.

Our operations could be adversely affected by events outside of our control, such as natural disasters, wars or health crises such as the COVID-19 pandemic.

We may be impacted by business interruptions resulting from pandemics and public health emergencies, including those related to COVID-19, geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires. An outbreak of infectious disease, a pandemic or a similar public health threat, such as the COVID 19 pandemic, or a fear of any of the foregoing, could adversely impact us by causing operating, manufacturing supply chain, clinical trial and project development delays and disruptions, labour shortages, travel and shipping disruption and shutdowns (including as a result of government regulation and prevention measures). The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among other future developments. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

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

Clinical trials are long, expensive and uncertain processes. Clinical trials may not start or be on schedule and the FDA or Health Canada or any other regulatory body may not ultimately approve our product candidates for commercial sale in the relevant territory. Based on the current environment due to COVID-19 and the additional caution applied to the granting of new clinical trial initiations, there is no assurance that the FDA will grant allowance to initiate the planned CG-806 AML study while COVID -19 related restrictions are in place at the FDA. The clinical trials of any of our drug candidates could be unsuccessful, which would prevent us from advancing, commercializing or partnering the drug.

Even if the results of our preclinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer term treatment. Positive results in Phase 1 clinical trials may not necessarily repeat in larger Phase 2 or Phase 3 clinical trials.

Our preclinical studies and clinical trials may not generate positive results that will allow us to move towards the commercial use and sale of our product candidates. Furthermore, negative preclinical or clinical trial results may cause our business, financial condition, or results of operations to be materially adversely affected. For example, our Phase 1b clinical trial of APTO-253 in patients with R/R AML and high risk MDS was placed on clinical hold by the FDA in November 2015. Those shortcomings of the drug product were addressed and the clinical hold was lifted. However, there can be no assurance that the Company will have the resources, or that we will decide, to continue the development of APTO-253 after the current clinical trial. There is a long development path ahead that will take many years to complete the development and is prone to the risks of failure or delays inherent in drug development. Likewise, our CG-806 product candidate is currently being evaluated in a Phase 1a/b study for patients having B-cell malignancies, and it is expected to undergo many years of testing and regulatory examinations prior to any potential regulatory approvals.

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

Although, as of the date of this report, we do not foresee material delays to the enrollment of patients or timelines for our trials due to COVID-19, the extent to which COVID-19 will impact the projected development goals will depend on future developments, which are highly uncertain and cannot be predicted. In the beginning of April we learned that certain of our larger sites will not be able to enroll new patients on the fourth dose level of CG-806 due to the current environment caused by COVID-19 and we therefore expect a slowdown in enrollment at these sites. We are continuing to work with our smaller regional cancer care centers that are not impacted by COVID-19 to recruit patients into the fourth cohort. Furthermore, should the FDA approve a phase 1 study for CG-806 in AML, we may have delays in starting a clinical trial due to the challenges of organizing site initiation visits remotely. We are continuing to plan for the CG-806 AML study and meeting with potential sites so we can test CG-806 in AML patients after FDA approval. Future enrollment of patients on the APTO-253 trial is likely to be negatively impacted as a result of the current environment, as it is administered to patients IV which requires the need for hospital / clinical site resources to assist and monitor patients during each infusion.

Delays in clinical testing could result in delays in commercializing our product candidates and our business may be substantially harmed.

We cannot predict whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Although, as of the date of this report, we do not foresee material delays to the enrollment of patients or timelines for our trials, the extent to which COVID-19 will impact the projected development goals will depend on future development, which are highly uncertain and cannot be predicted. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before us, which would impair our ability to successfully commercialize our product candidates and may harm our financial condition, results of operations and prospects. The recommencement and completion of clinical trials for our products, including the APTO-253 phase 1b clinical trial, the phase 1a/b clinical trial for CG-806 study for the treatment of patients having B-cell malignancies, and the IND acceptance of our planned Phase 1 study for the development of CG-806 for the treatment of patients with R/R AML may be delayed for a number of reasons, including delays related, but not limited, to:

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

Although, as of the date of this report, we have not experienced any material delays in the manufacturing of CG-806 and APTO-253 due to COVID-19, the extent to which it will impact the manufacturing of our products will depend on future developments, which are highly uncertain and cannot be predicted. Should our suppliers involved in the manufacture of CG-806 be required to shut down their facilities due to COVID-19 either due to lack of materials or personnel, our trials would be negatively impacted. We are mitigating this risk by continuing to manufacture drug supply, but there is no guarantee that we will have enough drug to supply the trial if any of our manufacturers have a sustained shut down in their operations. COVID-19 may also affect the timing and delivery of labeled and packaged drug product for APTO-253 since it is an IV formulation which, compared to orally administered therapies, involves a more complex process. Factors related to COVID-19 caused a delay in the labeling and packaging of the APTO-253 drug product; however, going forward we do not anticipate this to materially affect the patient accrual for the ongoing Phase 1b trial.

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

Although, as of the date of this report, we do not foresee material delays to the enrollment of patients or timelines for our trials due to COVID-19, the extent to which COVID-19 will impact the projected development goals will depend on future developments, which are highly uncertain and cannot be predicted.

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

Item 6 – Exhibits

Exhibit Number	Description of Document

10.1	Equity Distribution Agreement, dated May 5, 2020, among Aptose Biosciences Inc., Piper Sandler & Co. and Canaccord Genuity LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on May 5, 2020.)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following consolidated financial statements from the Aptose Biosciences Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) statements of operations and comprehensive loss, (ii) balance sheets, (iii) statements of changes of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 4th day of August, 2020.

APTOSE BIOSCIENCES INC.

By:	/s/ Gregory K. Chow
Gregory K. Chow
Executive Vice President,
Chief Financial Officer
and Duly Authorized Officer