Form 10-Q
period 2020-09-30
Aptose Biosciences Inc.
filed 2020-11-10
CIK 882361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 10, 2020 the registrant had 88,861,737 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Interim Financial Statements

(Unaudited)

APTOSE BIOSCIENCES INC.

For the three and nine months ended September 30, 2020 and 2019

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Financial Position

(Expressed in thousands of US dollars)

(unaudited)

	September 30, 2020	December 31, 2019
Assets

Current assets:
Cash and cash equivalents	$99,727	$79,842
Investments	32,997	17,758
Prepaid expenses	1,106	1,025
Other current assets	115	141
Total current assets	133,945	98,766

Non-current assets:
Property and equipment	272	334
Right-of-use assets, operating leases	1,041	1,376
Total non-current assets	1,313	1,710

Total assets	$135,258	$100,476

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,529	$1,960
Accrued liabilities	3,378	3,058
Current portion of lease liability, operating leases	537	521
Total current liabilities	5,444	5,539

Non-current liabilities:
Lease liability, operating leases	658	1,011
Total liabilities	6,102	6,550

Shareholders’ equity:
Share capital:
Common shares, no par value, unlimited authorized shares, 88,861,737 and 76,108,031 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	429,457	365,490
Additional paid-in capital	46,454	34,649
Accumulated other comprehensive loss	(4,315)	(4,298)
Deficit	(342,440)	(301,915)
Total shareholders’ equity	129,156	93,926

Total liabilities and shareholders’ equity	$135,258	$100,476

See accompanying notes to condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statement of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Expenses:
Research and development	7,519	4,751	20,319	11,582
General and administrative	5,775	2,276	20,690	7,391
Operating expenses	13,294	7,027	41,009	18,973

Other income (expense):
Interest income	46	187	485	407
Foreign exchange losses	(1)	(4)	(1)	(2)
Total other income	45	183	484	405

Net loss	$(13,249)	(6,844)	$(40,525)	$(18,568)

Other comprehensive gain/(loss):
Unrealized gain/(loss) on securities available-for-sale	(2)	(5)	(17)	13
Total comprehensive loss	$(13,251)	(6,849)	$(40,542)	$(18,555)

Basic and diluted loss per common share	$(0.15)	$(0.12)	$(0.51)	$(0.39)

Weighted average number of common shares outstanding used in the calculation of basic and diluted loss per common share (in thousands)	85,860	55,454	79,477	47,315

See accompanying notes to condensed consolidated interim financial statements (unaudited)

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

				Accumulated
	Common Shares		Additional	other
	Shares		paid-in	comprehensive
	(thousands)	Amount	capital	loss	Deficit	Total
Balance, December 31, 2019	76,108	365,490	34,649	(4,298)	(301,915)	93,926
Common shares issued pursuant to the public offering	11,854	58,234	-	-	-	58,234
Common shares issued upon exercise of stock options	215	932	(401)	-	-	531
Stock-based compensation	-	-	17,007	-	-	17,007
Common shares issued upon redemption of restricted share units	685	4,801	(4,801)	-	-	-
Other comprehensive loss	-	-	-	(17)	-	(17)
Net loss	-	-	-	-	(40,525)	(40,525)
Balance, September 30, 2020	88,862	$429,457	$46,454	$(4,315)	$(342,440)	$129,156

Balance, December 31, 2018	38,162	261,072	32,963	(4,316)	(275,638)	14,081
Common shares issued pursuant to the public offering	11,500	19,594	-	-	-	19,594
Common shares issued pursuant to 2019 share purchase agreement	171	360	-	-	-	360
Common shares issued under the 2018 ATM	77	178	-	-	-	178
Common shares issued pursuant to 2018 share purchase agreement	5,502	10,000	-	-	-	10,000
Common shares issued upon exercise of stock options	34	60	(24)	-	-	36
Common shares issued upon redemption of restricted share units	40	80	(80)	-	-	-
Stock-based compensation	-	-	1,734	-	-	1,734
Other comprehensive gain	-	-	-	13	-	13
Net loss	-	-	-	-	(18,568)	(18,568)
Balance, September 30, 2019	55,486	$291,344	$34,593	$(4,303)	$(294,206)	$27,428

See accompanying notes to condensed consolidated interim financial statements (unaudited)

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in thousands of US dollars)

(unaudited)

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019

Cash flows from/(used in) operating activities:
Net loss for the period	$(13,249)	$(6,844)	$(40,525)	$(18,568)
Items not involving cash:
Stock-based compensation	4,905	504	17,007	1,734
Shares issued to Aspire Capital as commitment fees	-	-	-	360
Depreciation and amortization	37	33	115	115
Amortization of right-of-use assets	116	115	345	346
Interest on lease liabilities	17	22	54	69
Unrealized foreign exchange gain	-	5	9	2
Accrued interest on investments	9	(58)	22	(77)
Change in non-cash operating working capital:
Prepaid expenses	(83)	437	(81)	361
Other current assets	2	59	26	(8)
Operating lease payments	(136)	(126)	(401)	(345)
Account payable	(374)	(66)	(431)	(141)
Accrued liabilities	486	735	320	825
Cash used in operating activities	(8,270)	(5,184)	(23,540)	(15,327)

Cash flows from/(used in) financing activities:
Issuance of common shares pursuant to Public Offering, net of broker commission and agent legal fees	58,234	-	58,234	19,736
Issuance of common shares under 2018 Share Purchase Agreement	-	-	-	10,000
Issuance of common shares under the 2018 ATM, net of broker commission	-	-	-	178
Cost of offerings	-	-	-	(142)
Issuance of common shares upon exercise of stock options	49	17	531	36
Cash provided by financing activities	58,283	17	58,765	29,808

Cash flows from/(used in) investing activities:
Maturity (acquisition) of investments, net	(4,398)	(1,000)	(15,278)	(9,000)
Purchase of property and equipment	-	(42)	(53)	(92)
Cash used in investing activities	(4,398)	(1,042)	(15,331)	(9,092)

Effect of exchange rate fluctuations on cash and cash equivalents held	-	(3)	(9)	(2)

Increase/decrease in cash and cash equivalents	45,615	(6,212)	19,885	5,387

Cash and cash equivalents, beginning of period	54,112	26,898	79,842	15,299
Cash and cash equivalents, end of period	$99,727	$20,686	$99,727	$20,686

See accompanying notes to condensed consolidated interim financial statements (unaudited)

1.	Reporting entity:

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

We believe that our cash, cash equivalents and investments on hand at September 30, 2020 will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment of our clinical trials, the amount of drug product that we will require to support our clinical trials, and our general corporate overhead costs to support our operations, and our reliance on our manufacturers. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway.

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

Three and nine months ended September 30, 2020 and 2019

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

(c)	Significant accounting policies, estimates and judgments:

During the three and nine months ended September 30, 2020, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Cash and cash equivalents consists of cash of $3.362 million (December 31, 2019 - $1.640 million), deposits in high interest savings accounts and other term deposits with original maturities less than 90 days totaling $96.365 million (December 31, 2019 - $78.202 million).

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and nine months ended September 30, 2020 and 2019

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

4.	Right-of-use assets, operating leases:

	Nine months ended September 30, 2020	Year ended December 31, 2019

Right-of-use assets, beginning of period	$1,837	1,570
Additions to right-of-use assets	10	267
Right-of-use assets, end of period	1,847	1,837
Accumulated amortization	(806)	(461)
Right-of use assets, NBV	1,041	1,376

5.	Investments:

Investments consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Cost	Unrealized gain	Market value

Commercial notes	$8,999	1	9,000
United States Treasury Bills	23,997	-	23,997
	$32,996	1	32,997

	December 31, 2019
	Cost	Unrealized gain	Market value

Guaranteed investment certificates, issued by a Canadian financial institution	$12,008	18	12,026
Commercial notes	3,736	-	3,736
Canadian provincial promissory note	1,996	-	1,996
	$17,740	18	17,758

6.	Fair value measurements and financial instruments:

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

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and nine months ended September 30, 2020 and 2019

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

The following table presents the fair value of the Company’s financial instruments for the periods presented:

	September 30, 2020	Level 1	Level 2	Level 3
Assets

High interest savings account	$96,365	$-	$96,365	-
Commercial notes	9,000	-	9,000	-
United States Treasury Bill	23,997	-	23,997	-
	$129,362	$-	$129,362	$-

	December 31, 2019	Level 1	Level 2	Level 3

Assets

High interest savings account	$2,989	$-	$2,989	$-
Commercial notes	6,235	-	6,235	-
Canadian provincial promissory notes	5,493	-	5,493	-
Guaranteed investment certificates, issued by a Canadian financial institution	81,243	-	81,243	-
	$95,960	$-	$95,960	$-

7.	Accrued liabilities:

Accrued liabilities as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019

Accrued personnel related costs	$1,674	$1,739
Accrued research and development costs	1,526	1,062
Other accrued costs	178	257
	$3,378	$3,058

8.	Lease liability

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

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and nine months ended September 30, 2020 and 2019

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,
2020	$136
2021	552
2022	464
2023	119
Thereafter	-
$1,271

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

	September 30, 2020	December 31, 2019
Weighted-average remaining term – operating leases (in years)	2.4	3.3
Weighted-average discount rate – operating leases	5.40%	5.43%

Lease liability, current portion	537	521
Lease liability, long term portion	658	1,011
Lease liability, total	1,195	1,532

Right-of-use assets obtained in exchange for operating lease liabilities are as follows:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019

Right-of-use assets recorded upon adoption of Topic 842, beginning of period	$-		$$1,570
Right-of-use assets obtained in exchange for new operating lease liabilities in the period	$10		$$267

Operating lease costs and operating cash flows from our operating leases are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Operating lease cost	$132	$142	$399	$431
Operating cash flows - operating leases	$136	$126	$401	$345

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and nine months ended September 30, 2020 and 2019

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

9.	Share capital:

The Company has authorized share capital of an unlimited number of common voting shares.

(a)	Equity issuances:

(i)	July/August 2020 Confidentially Marketed Public Offering (CMPO)

On July 20, 2020 and August 10, 2020, the Company completed a confidentially marketed public offering through the issuance of 11,854,472 common shares at a price of $5.25 per share for gross proceeds of $62.236 million (approximately $58.234 million net of share issue costs). Costs associated with the proceeds consisted of a 6% cash commissions and share issue costs, which consisted of agent commission, legal and professional fees and listing fees.

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

(v)	2018 At-The-Market (“ATM”) Facility

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

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and nine months ended September 30, 2020 and 2019

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

(b)	Loss per share:

Loss per common share is calculated using the weighted average number of common shares outstanding and is presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019

Net loss	$(13,249)	$(6,844)	$(40,525)	$(18,568)
Weighted-average common shares – basic and diluted	85,860	55,454	79,477	47,315
Net loss per share – basic and diluted	$(0.15)	$(0.12)	$(0.51)	$(0.39)

The effect of any potential exercise of the Company’s stock options outstanding during the three and nine month periods ended September 30, 2020 and September 30, 2019 has been excluded from the calculation of diluted loss per common share as it would be anti-dilutive.

10.	Stock-based compensation:

(a)	Stock options

Under the Company’s stock option plan, options, rights and other entitlements may be granted to directors, officers, employees and consultants of the Company to purchase up to a maximum of 17.5% of the total number of outstanding common shares, estimated at 15.6 million options, rights and other entitlements as at September 30, 2020. Options are granted at the fair market value of the common shares on the closing trading price of the Company’s stock on the day prior to the grant if the grant is made during the trading day or the closing trading price on the day of grant if the grant is issued after markets have closed. Options vest at various rates (immediate to four years) and have a term of 10 years.

Stock option transactions for the nine months ended September 30, 2020 and September 30, 2019, are summarized as follows:

Option numbers are in (000’s)
		Nine months ended September 30, 2020
	Options	Weighted average exercise price	Weighted average remaining contractual life (years)

Outstanding, beginning of period	5,941	$2.84
Granted	6,352	6.82
Exercised	(215)	2.49
Forfeited	(71)	2.87
Outstanding, end of the period	12,007	4.93	8.2
Exercisable, end of the period	4,310	2.99	6.5
Vested and expected to vest, end of period	10,853	4.82	8.1

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and nine months ended September 30, 2020 and 2019

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

Option numbers are in (000’s)
		Nine months ended September 30, 2019
	Options	Weighted average exercise price	Weighted average remaining contractual life (years)

Outstanding, beginning of period	4,489	$3.11
Granted	2,018	1.97
Exercised	(34)	1.11
Forfeited	(322)	2.36
Expired	(47)	4.33
Outstanding, end of the period	6,104	2.81	7.8
Exercisable, end of the period	3,340	3.34	6.8
Vested and expected to vest, end of period	5,689	2.86	7.7

As of September 30, 2020, there was $14.1 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.7 years.

The following table presents the weighted average assumptions that were used in the Black-Scholes option pricing model to determine the fair value of stock options granted during the period, and the resultant weighted average fair values:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019

Risk-free interest rate	1.27%	2.21%
Expected dividend yield	-	-
Expected volatility	85.9%	83.9%
Expected life of options (in years)	5	5
Grant date fair value	$4.59	$1.32

The Company uses historical data to estimate the expected dividend yield and expected volatility of its common shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

The following table presents the vesting terms of options granted in the period:

Option numbers are in (000’s)	Nine months ended September 30, 2020	Nine months ended September 30, 2019
	Number of options	Number of options

Cliff vesting after one year anniversary	300	335
3 year vesting (50%-25%-25%)	862	160
4 year vesting (50%-16 2/3%-16 2/3%-16 2/3%)	5,190	1,523
Total stock options granted in the period	6,352	2,018

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and nine months ended September 30, 2020 and 2019

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

(b)	Restricted share units

The Company has a stock incentive plan (SIP) pursuant to which the Board may grant stock-based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company. Each restricted unit is automatically redeemed for one common share of the Company upon vesting. The following table presents the activity under the SIP plan for the nine months ended September 30, 2020 and 2019 the units outstanding.

	Nine months ended, September 30, 2020		Nine months ended, September 30, 2019
	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value
Outstanding, beginning of period	40	$2.00	-	$-
Granted	645	7.32	80	2.0
Vested	(685)	7.01	(40)	2.0
Outstanding, end of period	-	$-	40	$2.0

On March 10, 2020, the Company granted 645,000 restricted share units (RSUs) with a vesting term of three months. On May 5, 2020, the vesting term on the RSUs was extended from three months to four months. On July 10, 2020, all of these restricted share units were vested and were redeemed for 645,000 common shares.

On June 3, 2019, the Company granted 80,000 restricted share units (RSUs), 40,000 of which have a vesting term of three months and the balance have a vesting term of one year. On May 5, 2020, the vesting term on the balance was extended from one year to one year and one month. On July 2, 2020, the remaining of these restricted share units were vested and were redeemed for 40,000 common shares.

The grant date fair value of the March 10, 2020 and June 3, 2019 RSUs were determined as the closing value of the common shares of the Company on the Nasdaq Stock Market on the date prior to the date of grant.

(c)	Share-based payment expense

The Company recorded share-based payment expense related to stock options and RSUs as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Research and development	$1,051	$34	$2,784	$309
General and administrative	3,854	470	14,223	1,425
	$4,905	$504	$17,007	$1,734

11.	Related party transactions:

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

During the comparative period ended September 30, 2019, while Dr. Howell was Acting Chief Medical Officer, the Company recorded $154 thousand in research and development expenses related to the agreement.

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

CG-806 is an orally administered, highly potent first-in-class FMS-like tyrosine kinase 3 (“FLT3”)/Bruton’s tyrosine kinase (“BTK”) inhibitor that selectively targets defined clusters of kinases that are operative in hematologic malignancies. This mutationally agnostic small molecule anticancer agent is currently being evaluated in a Phase 1a/b study for the treatment of patients having B-cell malignancies including classic CLL, small lymphocytic lymphoma (“SLL”) and certain non-Hodgkin’s lymphomas (“NHL”) that are resistant/refractory/intolerant to other therapies. In addition, Aptose recently received IND allowance and has initiated patient dosing in a Phase 1a/b study to develop CG-806 for the treatment of patients with relapsed/refractory acute myeloid leukemia (“R/R AML”), including the emerging populations resistant to FLT3 inhibitors. In this trial of patients with R/R AML, the CG-806 starting dose of 450 mg BID was selected because the plasma from B-cell cancer patients at that dose completely inhibited phospho-FLT3, suggesting that this starting dose might be active in the AML patient population. It is important to note that CG-806 now is undergoing formal clinical development in both lymphoid and myeloid hematologic malignancies.

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

PROGRAM UPDATES

CG-806

Indication and Clinical Trials:

CG-806 is being developed with the intent to deliver the agent as an oral therapeutic for the treatment of R/R AML and for the treatment of a spectrum of B cell malignancies (including but not limited to CLL, SLL and NHL).

On March 25, 2019, we announced that the U.S Food and Drug Administration (“FDA”) granted Aptose Investigational New Drug (“IND”) allowance to initiate its Phase 1a/b clinical trial for CG-806. The clinical trial is a multicenter, open label, dose-escalation study with additional optional expansion cohorts to assess the safety, tolerability, pharmacokinetics and pharmacodynamic effects, and preliminary efficacy of CG-806 in patients with CLL, SLL or NHL. In this study, CG-806 is administered in gelatin capsules twice daily (“BID”) during a 28-day cycle.

As of the date of this report, we have initiated thirty clinical sites for the Phase 1a/b trial in patients with CLL/SLL or NHL which include specialty regional cancer care centers as well as large hospitals and key academic institutions. As of the date of this report, we have completed the first, second, third and fourth dose levels (150 mg, 300 mg, 450 mg and 600 mg BID, respectively). Cohort 5 (750mg) enrollment is ongoing. Under an FDA-approved accelerated titration protocol, only one patient was required at each of the first two dose levels, followed by three patients at each dose level thereafter. Intra-patient dose escalation is allowed if the higher dose is safe in three or more patients, and additional patients may be enrolled at dose levels previously declared safe. To date, we have reported that among enrolled patients with an array of B-cell malignancies, three classic CLL patients have received CG-806 and all three demonstrated inhibition of phospho-BTK and “on-target” lymphocytosis, indicating target engagement and pharmacologic activity of CG-806. As CG-806 moves from low/intermediate dose levels and into the higher dose levels, it is hoped that an optimal dose can be selected that demonstrates formal clinical responses without excessive toxicity.

Aptose is also advancing CG-806 into myeloid malignancies, with an initial focus on AML, in a separate Phase 1a/b trial. On June 29, 2020, the Company announced that it had received allowance from the FDA to proceed into a study in R/R AML with a starting dose of 450 mg BID, and subsequently on October 19, 2020, announced that it had initiated dosing of the first patient with AML. As of the date of this report we have initiated five clinical sites for the Phase 1a/b trial.

The clinical trial is a multicenter, open label, dose-escalation study with additional optional expansion cohorts to assess the safety, tolerability, pharmacokinetics and pharmacodynamic effects, and preliminary efficacy of CG-806 in patients with R/R AML. In this study, CG-806 is administered in gelatin capsules BID during a 28-day cycle. Our strategy was to identify a starting dose of CG-806 that we believe could be therapeutically active in critically ill patients with R/R AML. In our ongoing Phase 1a/b study in patients with CLL and other B-cell malignancies, 450 mg BID CG-806 delivered plasma levels that completely inhibited phospho-FLT3 in a plasma inhibitory activity (PIA) reporter cell assay, suggesting that the 450 mg BID dose may be active in patients with AML. Aptose plans to dose escalate beyond the 450 mg BID dose level, provided the 450 mg BID dose level is safe and well tolerated in R/R AML patients. Based on strong preclinical evidence of CG-806’s activity against AML – including demonstration of mutation-agnostic and genotype-agnostic potency, particularly compared against other FLT3 inhibitors, and its ability to safely cure AML in murine leukemia models – we believe CG-806 may offer hope to the fragile and difficult-to-treat AML patient population.

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

Data presentations:

On April 27, 2020, we presented the early clinical data on CG-806 at the AACR Virtual Annual Meeting I (April 27-28) in lieu of the live oral presentation originally planned. A video summary of Abstract # 9967 - Early clinical findings from a Phase 1a/b dose escalation trial to evaluate the safety and tolerability of CG-806 in patients with relapsed or refractory CLL/SLL or non-Hodgkin’s lymphomas described the first-in-human tests of CG-806 which are being carried out in a Phase 1a/b clinical study in patients with significant unmet needs including patients with relapsed or refractory CLL, SLL or NHL who had been failed by or been intolerant to two lines of established therapy. We noted that the second patient, treated at the 300 mg BID dose level, represented a classic CLL patient that developed a brisk lymphocytosis (evidence of BTK target engagement and evidence of pharmacologic activity), and that enrollment was continuing.

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

As of the date of this report, we have multiple active sites recruiting patients in the dose escalation stage of the trial. As of the date of this report, we have completed enrollment and treatment of patients on the first, second, third and fourth dose levels (20, 40, 66, and 100 mg/m2, respectively). Under an FDA-approved accelerated titration protocol, only one patient was required at each of the first two dose levels, followed by three patients at each dose level thereafter. Aptose is currently enrolling and treating patients in the fifth dose level (150 mg/m2) of APTO-253. During the second quarter of 2020, the FDA allowed an amendment for Aptose to initiate more aggressive dose escalations with APTO-253, provided the tolerability profile remains favorable. The first four dosing cohorts have enrolled a mix of patients with AML and MDS. To date, we have observed meaningful reductions in MYC expression in peripheral blood mononuclear cells (PBMCs) from treated patients with AML and MDS, demonstrating MYC target engagement and mechanistic proof of concept in different indications.

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

In the beginning of April 2020, we learned that some of our larger clinical sites that are impacted by COVID-19 may either postpone or face delays in the enrollment of patients on all on-going clinical trials due to a number of factors, including the re-allocation of resources and to avoid clinical trial patients being exposed to COVID-19. Such measures taken at the clinical sites could lead to a slowdown in the enrollment of patients on our trials at these sites. To minimize the impact of COVID-19, we focused efforts on our other larger clinical sites and regional cancer care sites that are not/less impacted by COVID-19 to recruit patients into the fourth cohort. While it is difficult to estimate the duration and impact of COVID-19 on the larger clinical sites and regional cancer care sites, as of the date of this report, we have not experienced and do not foresee material delays to the enrollment of patients or timelines for the CG-806 Phase 1a/b B-cell malignancy trial due to the variety of clinical sites that we have actively recruited for this trial. APTO-253, which is administered intravenously, requires the need for hospital / clinical site resources to assist and monitor patients during each infusion and based on the current conditions caused by COVID-19, future enrollment of patients on this trial is likely to be negatively impacted.

While as of the date of this report we have not experienced any material delays in initiating our CG-806 Phase 1 clinical study in AML due to COVID-19, we are conducting site initiation visits remotely which could result in delays in site activations and negatively impact this trial. Additionally, COVID-19 could negatively impact patient enrollment if our clinical sites are unable to enroll patients due to either a lack of administrative resources at their sites or decisions made at the clinical sites to limit patient exposure to COVID-19.

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

Sources of liquidity:

The following table presents our cash and cash equivalents, investments and working capital as at September 30, 2020 and December 31, 2019.

(in thousands)	Balances at September 30, 2020	Balances at December 31, 2019
Cash and cash equivalents	$99,727	$79,842
Investments	32,997	17,758
Total	$132,724	$97,600

Working capital	$128,501	$93,227

Working capital represents primarily cash, cash equivalents, investments and other current assets less current liabilities.

We believe that our cash, cash equivalents and investments on hand at September 30, 2020 will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment of our clinical trials, the amount of drug product that we will require to support our clinical trials, and our general corporate overhead costs to support our operations, and our reliance on our manufacturers. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway.

Since our inception, we have financed our operations and technology acquisitions primarily from equity financing, proceeds from the exercise of warrants and stock options, and interest income on funds held for future investment.

On July 20, 2020 and August 10, 2020, the Company completed a confidentially marketed public offering (“CMPO”), with Piper Sandler & Co. as the representative of the underwriters, through the issuance of, in the aggregate, 11,854,472 common shares for gross proceeds of $62.2 million (approximately $58.2 million net of share issue costs).

On May 5, 2020, the Company entered into an “At-The-Market” Facility equity distribution agreement with Piper Sandler & Co. and Canaccord Genuity LLC acting as co-agents (the “2020 ATM”). Under the terms of this facility, the Company may, from time to time, sell common shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market. During the nine month period ended September 30, 2020, the Company did not issue any shares under this 2020 ATM.

During the year ended December 31, 2019, the Company completed two CMPOs, with RBC Capital Markets, LLC and Canaccord Genuity LLC, as representatives of the underwriters, and Piper Jaffray & Co., as the representative of the underwriters, respectively, through the issuance of, in the aggregate, 30,043,750 common shares for aggregate gross proceeds of $95.45 million (approximately $88.18 million net of share issue costs). The Company also raised capital pursuant to two separate share purchase agreements with Aspire Capital Fund, LLC (“Aspire Capital”) through the issuance of an aggregate of 7,302,433 common shares for aggregate gross proceeds of $14.4 million . We do not expect that COVID-19 will have a significant impact on our liquidity and capital resources and we are not incurring significant additional costs to support our ongoing operations during this time. We have not entered into long term manufacturing contracts and should there be a delay in our trials we have flexibility to reduce future planned manufacturing campaigns.

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

Our ability to raise additional funds could be affected by adverse market conditions, the status of our product pipeline, possible delays in enrollment in our trial related to COVID-19, and various other factors and we may be unable to raise capital when needed, or on terms favorable to us. If the necessary funds are not available, we may need to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

Cash flows:

The following table presents a summary of our cash flows for the three and nine-month periods ended September 30, 2020 and 2019:

	Three months ended,		Nine months ended,
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net cash provided by (used in):
Operating activities	$(8,270)	$(5,184)	$(23,540)	$(15,327)
Investing activities	(4,398)	(1,042)	(15,331)	(9,092)
Financing activities	58,283	17	58,765	29,808
Effect of exchange rates changes on cash and cash equivalents	-	(3)	(9)	(2)
Net (decrease)/increase in cash and cash equivalents	$45,615	$(6,212)	$19,885	$5,387

Cash used in operating activities:

Our cash used in operating activities for the three months ended September 30, 2020 and 2019 was approximately $8.3 million and $5.2 million, respectively. Our cash used in operating activities for the nine months ended September 30, 2020 and 2019 was approximately $23.5 million and $15.3 million, respectively. Net cash used in operating activities was higher in the three and nine-month periods ended September 30, 2020 as compared with the three and nine-month periods ended September 30, 2019 resulting mostly from higher net loss in the current periods. See “Results of Operations”. Our uses of cash for operating activities for both periods primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, drug manufacturing costs, laboratory supplies and materials, and office administrative costs.

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

Cash flow from investing activities:

Our cash used in investing activities for the three months ended September 30, 2020 was $4.4 million, and consisted of net purchases of investments of $4.4 million. Our cash used in investing activities in the three-month period ended September 30, 2019 was $1.0 million, and consisted of net purchases of investments of $1.0 million and property and equipment of $42 thousand.

Our cash used in investing activities in the nine-month period ended September 30, 2020 was $15.3 million, and consisted of net purchases of investments of $15.3 million and purchases of property and equipment of $53 thousand. Our cash used in investing activities in the nine-month period ended September 30, 2019 was approximately $9.1 million, and consisted of net purchases of investments of $9.0 million and property and equipment of $92 thousand.

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

Cash flow from financing activities:

Our cash flow from financing activities for the three months ended September 30, 2020 was $58.3 million, and consisted of 11,854,472 shares issued pursuant to the CMPO in July and August 2020 for net proceeds of approximately $58.2 million and proceeds of approximately $49 thousand from the exercise of stock options. Our cash flow from financing activities in the three-month period ended September 30, 2019 was $17 thousand, and consisted of proceeds of approximately $17 thousand from the exercise of stock options.

Our cash flow from financing activities for the nine months ended September 30, 2020 was approximately $58.8 million, consisted mostly of the CMPO we completed in July and August 2020 as described above and of proceeds from the exercise of stock options of $531 thousand. Net cash provided by financing activities in the nine-month period ended September 30, 2019 reflects mostly the 11,500,000 common shares issued pursuant to the CMPO we completed in June 2019 with RBC Capital Markets, LLC and Canaccord Genuity LLC, as representatives of the underwriters, for net proceeds of approximately $19.6 million, 5,502,433 shares issued to Aspire Capital pursuant to the 2018 Aspire Purchase Agreement, as described below, for net proceeds of approximately $10 million, and 77,349 shares issued pursuant to the 2018 ATM Facility with Cantor Fitzgerald, as described below, for net proceeds of approximately $178 thousand.

At-The-Market Facilities

On May 5, 2020, the Company entered into an ATM equity distribution agreement with Piper Sandler & Co. and Canaccord Genuity LLC acting as co-agents. Under the terms of this facility, the Company may, from time to time, sell common shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market. During the nine months ended September 30, 2020, the Company did not issue any shares under this ATM equity facility.

On March 27, 2018, the Company entered into an ATM equity distribution agreement with Cantor Fitzgerald acting as sole agent (the “2018 ATM Facility”). Under the terms of this facility, the Company was allowed, from time to time, to sell common shares having an aggregate offering value of up to $30 million through Cantor Fitzgerald on the Nasdaq Capital Market. During the nine months ended September 30, 2019, the Company issued 77,349 shares under the 2018 ATM Facility at an average price of $2.37 for gross proceeds of $183 thousand ($178 thousand net of share issue costs). On a cumulative basis to September 30, 2019, the Company had raised a total of $11.2 million gross proceeds ($10.9 million net of share issue costs) under the 2018 ATM Facility. The Company terminated this agreement on May 24, 2019.

Common Share Purchase Agreements

On May 30, 2018, the Company entered into a Common Share Purchase Agreement to sell up to $20.0 million of common shares to Aspire Capital over approximately 30 months (the “2018 Aspire Purchase Agreement”). Pursuant to the terms of this agreement, on June 8, 2018, the Company issued 170,261 common shares to Aspire Capital in consideration for entering into the 2018 Aspire Purchase Agreement for a total cost of $600 thousand. During the nine months ended September 30, 2019, the Company issued 5,502,433 common shares to Aspire Capital pursuant to the 2018 Aspire Purchase Agreement at an average price of $1.82 per share for gross and net proceeds of $10 million. On a cumulative basis, the Company raised a total of approximately $11.9 million gross and net proceeds under the 2018 Aspire Purchase Agreement. As of May 7, 2019 the Company had issued 6,409,980 common shares, the maximum number of shares issuable under this facility without shareholder approval, and the 2018 Aspire Purchase Agreement was accordingly terminated.

On May 7, 2019, the Company entered into the 2019 Aspire Purchase Agreement, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $20 million of Common Shares over approximately 30 months. Pursuant to the terms of this agreement, on May 13, 2019, the Company issued 171,428 Common Shares (“Commitment Shares”) to Aspire Capital in consideration for entering into the 2019 Aspire Purchase Agreement for a total cost of $360 thousand. During the period from October 1, 2019 up to December 16, 2019, the date the 2019 Aspire Purchase Agreement was terminated, the Company issued 1,800,000 common shares under the agreement at an average price of $2.43 per share for gross and net proceeds of $4.4 million.

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which can be found on EDGAR at www.sec.gov/edgar.shtml and on SEDAR at www.sedar.com.

RESULTS OF OPERATIONS

A summary of the results of operations for the three-month and nine-month periods ended September 30, 2020 and 2019 is presented below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019

Revenues	$-	$-	$-	$-
Research and development expenses	7,519	4,751	20,319	11,582
General and administrative expenses	5,775	2,276	20,690	7,391
Net finance income	45	183	484	405
Net loss	(13,249)	(6,844)	(40,525)	(18,568)
Other comprehensive gain/(loss)	(2)	(5)	(17)	13
Total comprehensive loss	$(13,251)	$(6,849)	$(40,542)	$(18,555)
Basic and diluted loss per common share	$(0.15)	$(0.12)	$(0.51)	$($0.39)

The net loss for the three-month period ended September 30, 2020 increased by $6.4 million to $13.2 million as compared with $6.8 million for the comparable period in 2019, primarily as a result of an increase of $4.4 million in stock-based compensation in the current period, a combined increase in costs for our CG-806 development program and related labor costs of approximately $2.5 million and offset by lower costs of approximately $721 thousand on our APTO-253 program. There was also an increase in cash-based general and administrative expenses of $108 thousand and a decrease in net finance income of $138 thousand in the current period compared to the comparative period, mostly as a result of lower yields on investments held during the three-month period ended September 30, 2020.

The net loss for the nine-month period ended September 30, 2020 increased by $22.0 million to $40.5 million as compared with $18.6 million for the comparable period in 2019, primarily as a result of an increase of $15.3 million in stock-based compensation in the current period, a combined increase in program costs and related labor costs of approximately $7.1 million on our CG-806 development program and higher cash-based general and administrative expenses of approximately $492 thousand. These expenses were partially offset by lower costs of $836 thousand on our APTO-253 development programs.

Research and Development

The research and development expenses for the three-month and nine-month periods ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019

Program costs – CG-806	4,300	$2,223	11,000	$5,287
Program costs – APTO-253	725	1,446	2,460	3,296
Personnel related expenses	1,440	1,042	4,060	2,666
Stock-based compensation	1,051	34	2,784	309
Depreciation of equipment	3	6	15	24
	$7,519	$4,751	$20,319	$11,582

Research and development expenses increased by $2.8 million to $7.5 million for the three-month period ended September 30, 2020 as compared with $4.8 million for the comparative period in 2019. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

•	Program costs for CG-806 increased by approximately $2.1 million, mostly as a result of higher manufacturing costs, including costs to scale up manufacturing and research costs associated with optimizing the formulation, higher costs associated with the CG-806 Phase 1a/b trial and the costs associated the CG-806 AML trial.

•	Program costs for APTO-253 decreased by approximately $721 thousand, mostly as a result of lower manufacturing costs and lower clinical trial costs related to the APTO-253 Phase 1b trial.

•	Personnel-related expenses increased by $398 thousand, mostly related to new positions hired since the second quarter of 2019 to support the CG-806 Phase 1a/b and APTO-253 Phase 1b clinical trials and the CG-806 AML Phase 1 clinical trial.

•	Stock-based compensation increased by approximately $1.0 million in the three months ended September 30, 2020, compared with the three months ended September 30, 2019, mostly related to an increase in the number of options granted during the nine months ended September 30, 2020 and a higher grant date fair value of options as compared with the nine months ended September 30, 2019, and a higher rate of forfeitures in the comparative period.

Research and development expenses increased by $8.7 million to $20.3 million for the nine-month period ended September 30, 2020 as compared with $11.6 million for the comparative period in 2019 for the same reasons as described above for the three-month period ended September 30, 2020.

•	Program costs for CG-806 increased by approximately $5.7 million, mostly as a result of higher manufacturing costs, including costs to scale up manufacturing and research costs associated with optimizing the formulation, higher costs associated with the CG-806 Phase 1a/b trial and the costs associated with the CG-806 AML trial.

•	Program costs for APTO-253 decreased by approximately $836 thousand, mostly as a result of lower manufacturing costs and lower clinical trial costs related to the APTO-253 Phase 1b trial.

•	Personnel-related expenses increased by $1.4 million, mostly related to new positions hired since the second quarter of 2019 to support the CG-806 Phase 1a/b and APTO-253 Phase 1b clinical trials and the CG-806 AML Phase 1 clinical trial.

•	Stock-based compensation increased by approximately $2.5 million in the three months ended September 30, 2020, compared with the three months ended September 30, 2019, mostly related to an increase in the number of options granted during the nine months ended September 30, 2020 and a higher grant date fair value of options as compared with the nine months ended September 30, 2019, and a higher rate of forfeitures in the comparative period in 2019.

General and Administrative

The general and administrative expenses for the three-month and nine-month periods ending September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019

General and administrative, excluding items below:	$1,888	$1,780	$6,367	$5,875
Stock-based compensation	3,854	470	14,223	1,425
Depreciation of equipment	33	26	100	91
	5,775	$2,276	20,690	$7,391

General and administrative expenses for the three-month period ended September 30, 2020 were $5.8 million as compared with $2.3 million for the comparative period in 2019, an increase of approximately $3.5 million. The increase was primarily as a result of the following:

•	General and administrative expenses, other than share-based compensation and depreciation of equipment, increased by approximately $108 thousand in the three months ended September 30, 2020, primarily as a result of higher personnel related costs, higher insurance costs and higher office administrative costs offset by lower professional fees and lower travel expenses.

•	Stock-based compensation increased by approximately $3.4 million in the three months ended September 30, 2020, compared with the three months ended September 30, 2019, mostly related to an increase in the number of options granted during the nine-month period ended September 30, 2020, and a higher grant date fair value of options as compared with September 30, 2019.

General and administrative expenses for the nine-month period ended September 30, 2020 were $20.7 million as compared with $7.4 million for the comparative period in 2019, an increase of approximately $13.3 million. The increase was primarily as a result of the following:

•	General and administrative expenses, other than stock-based compensation and depreciation of equipment, increased by approximately $492 thousand in the nine months ended September 30, 2020 primarily as a result of higher personnel related costs, higher insurance costs and higher office administrative costs and offset by lower financing costs and lower travel expenses.

•	Stock-based compensation increased by approximately $12.8 million in the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019 mostly related to an increase in the number of restricted share units and options granted during the nine-month period ended September 30, 2020, and a higher grant date fair value of options as compared with September 30, 2019.

COVID-19 did not have a significant impact on our results of operations for the quarter ended September 30, 2020. We have not experienced and do not foresee material delays to the enrollment of patients or timelines for the CG-806 Phase 1a/b trial due to the variety of clinical sites that we have actively recruited for this trial. Similarly, we do not expect our enrollment of the CG-806 AML trial to be negatively impacted by COVID-19 as we plan to use a variety of clinical sites for this trial as well. APTO-253, which is administered intravenously, requires the need for hospital / clinical site resources to assist and monitor patients during each infusion and, based on the current conditions caused by COVID-19, future enrollment of patients on this trial is likely to be negatively impacted. As of the date of this report, we have not experienced material delays in the manufacturing of CG-806 or APTO-253 related to COVID-19. Should our manufacturers be required to shut down their facilities due to COVID-19 for an extended period of time, our trials may be negatively impacted.

OFF-BALANCE SHEET ARRANGEMENTS

As at September 30, 2020, we were not party to any off-balance sheet arrangements.

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

Significant accounting judgments and estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report for the fiscal year ended December 31, 2019 on Form 10-K filed with the United States Securities Exchange Commission (the “SEC”) on March 10, 2020. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2020 other than that we have determined that due to an increase in the amount and values of our research contracts, we now consider our estimates related to prepaid and accrued research and development (R&D) activities as significant estimates. Research and development (R&D) costs are expensed as incurred.  R&D costs consist primarily of salaries and benefits, stock-based compensation, manufacturing, contract services, clinical trials, intangibles, and research related overhead.  Non-refundable advance payments for goods and services that will be used in future research are recorded in prepaid and other assets and are expensed when the services are performed.

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

Updated share information

As at November 10, 2020, we had 88,861,737 common shares issued and outstanding. In addition, there were 11,996,011 common shares issuable upon the exercise of outstanding stock options and upon the vesting of restricted share units.

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

Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others:

•	events outside of our control, such as natural disasters, wars or health crises such as the COVID-19 pandemic, which result in uncertainty and adverse effects on our business;
•	our lack of product revenues and net losses and a history of operating losses;

•	our early stage of development, particularly the inherent risks and uncertainties associated with (i) developing new drug candidates generally, (ii) demonstrating the safety and efficacy of these drug candidates in clinical studies in humans, and (iii) obtaining regulatory approval to commercialize these drug candidates;

•	our need to raise substantial additional capital in the future and our potential inability to raise such funds when needed and on acceptable terms, particularly in light of restrictions and increasing costs of capital related to the COVID-19 pandemic;

•	delays to clinical studies and regulatory approvals of our drug candidates, including delays resulting from the COVID-19 pandemic, which may increase our costs and could substantially harm our business;
•	difficulties in enrolling patients for clinical trials which may lead to delays or cancellations of our clinical trials;

•	the marketplace’s refusal to accept our products or product candidates due to intense competition and technological change in our industries, and our inability to compete successfully against other companies in our industries and achieve profitability;

•	our inability to protect our intellectual property rights and to not infringe on the intellectual property rights of third parties;
•	limits on commercialization of our products because of intellectual property rights owned or controlled by third parties;

•	potential exposure to litigation, including product liability and other claims, and the potential need to take action against other parties; and
•	extensive government regulation of our industry and our inability to comply with applicable regulations and standards;

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

Item 4 – Controls and Procedures

As of the end of our fiscal quarter ended September 30, 2020, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of our fiscal quarter ended September 30, 2020, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business

We need to raise additional capital.

We have an ongoing need to raise additional capital. To obtain the necessary capital, we must rely on some or all of the following: additional share issues, debt issuances (including promissory notes), collaboration agreements or corporate partnerships and grants and tax credits to provide full or partial funding for our activities. Additional funding may not be available on terms that are acceptable to us or in amounts that will enable us to carry out our business plan. Although, as of the date of this report, we do not expect that COVID-19 will have a significant impact on our liquidity and capital resources, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted. As such, our ability to raise additional funds could be affected by adverse market conditions resulting from the COVID-19 outbreak and delays in enrollment in our trial related to COVID-19.

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

In addition, sales of a substantial number of our common shares in the public markets, or the perception that such sales could occur, could depress the market price of our common shares and impair our ability to raise capital through the sale of additional equity securities.

Our operations could be adversely affected by events outside of our control, such as natural disasters, wars or health crises such as the COVID-19 pandemic.

We may be impacted by business interruptions resulting from pandemics and public health emergencies, including those related to COVID-19, geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires. An outbreak of infectious disease, a pandemic or a similar public health threat, such as the COVID 19 pandemic, or a fear of any of the foregoing, could adversely impact us by causing operating, manufacturing, supply chain, clinical trial and project development delays and disruptions, labour shortages, travel and shipping disruption and shutdowns (including as a result of government regulation and prevention measures). The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among other future developments. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

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

Clinical trials are long, expensive and uncertain processes. Clinical trials may not start or be on schedule and the FDA or Health Canada or any other regulatory body may not ultimately approve our product candidates for commercial sale in the relevant territory. Based on the current environment due to COVID-19 and the additional caution applied to the granting of new clinical trial initiations, there is no assurance that the FDA will grant allowance to initiate the planned CG-806 AML study while COVID-19-related restrictions are in place at the FDA. The clinical trials of any of our drug candidates could be unsuccessful, which would prevent us from advancing, commercializing or partnering the drug.

Even if the results of our preclinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer term treatment. Positive results in Phase 1 clinical trials may not necessarily repeat in larger Phase 2 or Phase 3 clinical trials.

Our preclinical studies and clinical trials may not generate positive results that will allow us to move towards the commercial use and sale of our product candidates. Furthermore, negative preclinical or clinical trial results may cause our business, financial condition, or results of operations to be materially adversely affected. For example, our Phase 1b clinical trial of APTO-253 in patients with R/R AML and high risk MDS was placed on clinical hold by the FDA in November 2015. Those shortcomings of the drug product were addressed and the clinical hold was lifted. However, there can be no assurance that the Company will have the resources, or that we will decide, to continue the development of APTO-253 after the current clinical trial. There is a long development path ahead that will take many years to complete the development and is prone to the risks of failure or delays inherent in drug development. Likewise, our CG-806 product candidate is currently being evaluated in two separate Phase 1a/b studies  for patients having B-cell malignancies and R/R AML, respectively, and it is expected to undergo many years of testing and regulatory examinations prior to any potential regulatory approvals.

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

Although, as of the date of this report, we do not foresee material delays to the enrollment of patients or timelines for our trials due to COVID-19, the extent to which COVID-19 will impact the projected development goals will depend on future developments, which are highly uncertain and cannot be predicted. In the beginning of April 2020 we learned that certain of our larger sites will not be able to enroll new patients on the fourth dose level of CG-806 due to the current environment caused by COVID-19 and we therefore expect a slowdown in enrollment at these sites . While it is difficult to estimate the duration and impact of COVID-19 on the larger clinical sites and regional cancer care sites, as of the date of this report, we have not experienced and do not foresee material delays to the enrollment of patients or timelines for the CG-806 Phase 1a/b B-cell malignancy trial due to the variety of clinical sites that we have actively recruited for this trial. While as of the date of this report we have not experienced any material delays in initiating our CG-806 Phase 1 clinical study in AML due to COVID 19, we are conducting site initiation visits remotely which could result in delays in site activations and negatively impact this trial. Additionally, COVID 19 could negatively impact patient enrolment if our clinical sites are unable to enroll patients due to either a lack of administrative resources at their sites or decisions made at the clinical sites to limit patient exposure to COVID 19.

Future enrollment of patients on the APTO-253 trial is likely to be negatively impacted as a result of the current environment, as it is administered to patients intravenously, which requires the need for hospital / clinical site resources to assist and monitor patients during each infusion.

Delays in clinical testing could result in delays in commercializing our product candidates and our business may be substantially harmed.

We cannot predict whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Although, as of the date of this report, we do not foresee material delays to the enrollment of patients or timelines for our trials, the extent to which COVID-19 will impact the projected development goals will depend on future developments, which are highly uncertain and cannot be predicted. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before us, which would impair our ability to successfully commercialize our product candidates and may harm our financial condition, results of operations and prospects. The recommencement and completion of clinical trials for our products, including the APTO-253 Phase 1b clinical trial, the Phase 1a/b clinical trial for CG-806 study for the treatment of patients having B-cell malignancies, and the Phase 1a/b study for the development of CG-806 for the treatment of patients with R/R AML may be delayed for a number of reasons, including delays related, but not limited, to:

•	failure by regulatory authorities to grant permission to proceed with a clinical trial;
•	a regulatory decision to place or placing the clinical trial on hold;
•	patients failing to enroll or remain in our trials at the rate we expect;
•	suspension or termination of clinical trials by regulators for many reasons, including concerns about patient safety or failure of our contract manufacturers to comply with cGMP requirements;
•	any changes to our manufacturing process that may be necessary or desired;
•	delays or failure to obtain GMP-grade clinical supply from contract manufacturers of our products necessary to conduct clinical trials;
•	product candidates demonstrating a lack of safety or efficacy during clinical trials;
•	patients choosing an alternative treatment for the indications for which we are developing any of our product candidates or participating in competing clinical trials;
•	patients failing to complete clinical trials due to dissatisfaction with the treatment, side effects or other reasons;
•	reports of clinical testing on similar technologies and products raising safety and/or efficacy concerns;
•	competing clinical trials and scheduling conflicts with participating clinicians;
•	clinical investigators not performing our clinical trials on their anticipated schedule, dropping out of a trial, or employing methods not consistent with the clinical trial protocol, regulatory requirements or other third parties not performing data collection and analysis in a timely or accurate manner;
•	failure of our contract research organizations, or CROs, to satisfy their contractual duties or meet expected deadlines;
•	inspections of clinical trial sites by regulatory authorities, or IRBs, or ethics committees or boards finding regulatory violations that require us to undertake corrective action, resulting in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study;
•	one or more IRBs or ethics committees or boards rejecting, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or
•	failure to reach agreement on acceptable terms with prospective clinical trial sites.

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

We rely on contract manufacturing organizations (“CMOs”) to manufacture our product candidates for some preclinical studies and clinical trials. We rely on CMOs for manufacturing, filling, packaging, storing and shipping of drug product in compliance with cGMP regulations applicable to our products. The FDA and other regulatory agencies ensure the quality of drug products by carefully monitoring drug manufacturers’ compliance with cGMP regulations. The cGMP regulations for drugs contain minimum requirements for the methods, facilities and controls used in manufacturing, processing and packing of a drug product.

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

Although, as of the date of this report, we have not experienced any material delays in the manufacturing of CG-806 and APTO-253 due to COVID-19, the extent to which it will impact the manufacturing of our products will depend on future developments, which are highly uncertain and cannot be predicted. Should our suppliers involved in the manufacture of CG-806 be required to shut down their facilities due to COVID-19 either due to lack of materials or personnel, our trials would be negatively impacted. We are mitigating this risk by continuing to manufacture drug supply, but there is no guarantee that we will have enough drug to supply the trial if any of our manufacturers have a sustained shut down in their operations. COVID-19 may also affect the timing and delivery of labeled and packaged drug product for APTO-253 since it is an intravenous formulation which, compared to orally administered therapies, involves a more complex process. Factors related to COVID-19 caused a delay in the labeling and packaging of the APTO-253 drug product; however, going forward we do not anticipate this to materially affect the patient accrual for the ongoing Phase 1b trial.

Some components of our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, political and public health risks associated with international trade and those markets.

We have third-party manufacturing partners in Germany and the United Kingdom; in addition, some materials used by our third-party manufacturers are supplied by companies located in other countries, including but not limited to India and China. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including laws relating to the importation and taxation of goods; (b) public health crises, such as pandemics and epidemics, in the countries where our suppliers and manufacturers are located; (c) transportation interruptions or increases in transportation costs; and (d) foreign intellectual property infringement risks. For example, the ongoing COVID-19 outbreak emanating at the beginning of 2020 from China, but now affecting most nations, has resulted in extended shutdown of certain businesses and markets in many regions causing reduced availability for certain pharmaceutical ingredients. This public health crisis or any further political developments or health concerns in markets in which our products are manufactured or from which we obtain necessary pharmaceutical ingredients could adversely affect the supply of our drug products and, in turn, our business, financial condition, and results of operations.

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

Item 6 – Exhibits

Exhibit Number	Description of Document

10.1	Underwriting Agreement, dated July 15, 2020, between Aptose Biosciences Inc. and Piper Sandler & Co. (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report filed on Form 8-K on July 16, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following consolidated financial statements from the Aptose Biosciences Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) statements of operations and comprehensive loss, (ii) balance sheets, (iii) statements of changes of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 10th day of November 2020.

APTOSE BIOSCIENCES INC.

By:	/s/ Gregory K. Chow
Gregory K. Chow
Executive Vice President,
Chief Financial Officer
and Duly Authorized Officer

