Form 10-K
period 2020-12-31
Aptose Biosciences Inc.
filed 2021-03-23
CIK 882361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b 2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting stock and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2020 was $478,045,833.

As of March 23, 2021, the registrant had 88,885,238 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2021 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III.

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. For more information, see “Part I. Item 1. Business — Cautionary Note Regarding Forward-Looking Statements.”

As used in this report, the terms “Aptose,” “Aptose Biosciences,” the “Company,” “we,” “us,” “our” and similar references refer to Aptose Biosciences Inc. (formerly known as Lorus Therapeutics Inc.) and our consolidated subsidiaries, and the term “Common Shares” refers to our common shares, no par value.

Aptose has historically qualified as a “foreign private issuer” for purposes of reporting under the Exchange Act, and filing registration statements under the Securities Act of 1933, as amended. Effective December 31, 2018, however, Aptose ceased qualifying as a foreign private issuer and began filing reports with the SEC as a “domestic issuer”. As a result, Aptose changed the accounting standards by which it prepares its financial statements from International Financial Reporting Standards, or “IFRS”, to generally accepted accounting principles in the United States, or “US GAAP”. All financial statements contained in this Annual Report are presented on the basis of U.S. GAAP. This report contains the following trademarks, trade names and service marks of ours: Aptose. This report also contains trademarks, trade names and service marks that are owned by other persons or entities.

PART I.

Item 1. Business

Overview

Aptose is a science-driven biotechnology company advancing highly differentiated agents to treat unmet medical needs in life-threatening cancers, such as acute myeloid leukemia (“AML”), certain B-cell malignancies, high-risk myelodysplastic syndrome (“MDS”) and other hematologic malignancies. Aptose is a publicly listed company incorporated under the laws of Canada. The Company’s Common Shares are listed on the Nasdaq Capital Market and the Toronto Stock Exchange. The Company was incorporated on September 5, 1986, under the name RML Medical Laboratories (“RML”) pursuant to the Business Corporations Act (Ontario) and then continued pursuant to the Canada Business Corporations Act (“CBCA”). Between 1986 and 2014, the Company operated under the names of RML, IMUTEC Corporation and Lorus Therapeutics Inc. On August 28, 2014, the Company changed its name from Lorus Therapeutics Inc. to Aptose Biosciences Inc. and, on October 1, 2014, we consolidated our outstanding Common Shares on the basis of one post-consolidation Common Share for each twelve pre-consolidation Common Shares.

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

Aptose Programs

Aptose has two clinical-stage assets, and a third program that is discovery-stage and partnered with another company.

•	Luxeptinib (CG026806, CG-806) is a clinical stage asset with two separate clinical programs: luxeptinib, Aptose’s FMS-like tyrosine kinase 3 (“FLT3”) / Bruton’s tyrosine kinase (“BTK”) inhibitor is being evaluated currently in two separate Phase 1a/b dose escalation studies. The first trial, supported by an investigational new drug (“IND”) application submitted to the U.S. Food and Drug Administration (“FDA”) in February 2019 for luxeptinib, is being conducted in patients with certain B-cell malignancies, including chronic lymphocytic leukemia (“CLL”), small lymphocytic lymphoma (“SLL”) and certain non-Hodgkin’s lymphomas (“NHL”) that are resistant/refractory/intolerant to other therapies. The second trial, supported by an IND application submitted in June 2020 to the FDA for luxeptinib, is being conducted in patients with relapsed/refractory acute myeloid leukemia (“R/R AML”), including the emerging populations resistant to FLT3 inhibitors.
2

•	APTO-253, our second clinical-stage asset: APTO-253 is a small molecule MYC oncogene inhibitor and we are currently enrolling patients in a Phase 1a/b clinical trial for the treatment of patients with relapsed or refractory (“R/R”) blood cancers, including AML and high-risk MDS.

•	APL-581, our partnered program, is a dual bromodomain and extra-terminal domain motif (“BET”) protein and kinase inhibitor program which we partnered with Ohm Inc. (“OHM”) on March 7, 2018.

Aptose is committed to the development of anticancer drugs that target aberrant oncologic signaling that underlies a particular life-threatening malignancy. This targeted approach is intended to impact the disease-causing events in cancer cells without affecting normal processes within cells. Such an approach requires that we first identify critical underlying oncogenic mechanisms in cancer cells and then develop a therapeutic asset that selectively impacts such oncogenic mechanisms.

•	As a cluster-selective kinase inhibitor, luxeptinib targets the wild type and mutant forms of the FLT3 and BTK validated cancer targets, as well as multiple critical pathways that overlap to lead to the proliferation of cancer cells, including the B-cell receptor signaling pathway and FLT3 receptor pathways, as well as other receptor kinases and signaling cascades that drive dysregulated survival of the cancer cells.

•	Further, Aptose created the APTO-253 small molecule targeted drug that inhibits expression of the MYC oncogene and is under development as a novel therapy for AML and related MDS. Dysregulation of the MYC oncogene reprograms signaling of cancer cells to allow for malignant transformation and resistance to typical anticancer drugs. APTO-253 directly targets the MYC gene and inhibits production of MYC mRNA and protein, thereby leading to cancer cell death.

The following table sets forth various product conditions in our pipeline and their respective stages of development.

Luxeptinib (CG-806) Program

Overview

On May 7, 2018, we exercised an option by paying $2.0 million in cash to South Korean company CrystalGenomics, Inc. (“CG”), in order to purchase an exclusive license to research, develop and commercialize luxeptinib in all countries of the world except the Republic of Korea and China, for all fields of use (collectively, the “Rights”). Subsequently, on June 14, 2018, we announced that we entered into a license agreement with CG for Aptose to gain a license for Rights in China (including the People’s Republic of China, Hong Kong and Macau) (the “China Rights”). Under the license agreement, Aptose made an upfront payment to CG of $3.0 million for the China Rights. CG is eligible for development, regulatory and commercial-based milestones, as well as single-digit royalties on product sales in China. The total deal value for the China Rights, including the upfront payment, is up to $125 million. Aptose now owns worldwide (excluding Korea) Rights, including an issued patent in China, to luxeptinib, a first-in-class, highly potent oral small molecule being developed for AML, B-cell malignancies and other hematologic malignancies. Future possible royalties that might be paid under these agreements are determined on a country-by-country and product-by-product basis, on net sales during the period of time beginning on the first commercial sale of such product in such country and continuing until the later of: (i) the expiration of the last-to-expire valid claim of the CG Patents in such country covering such product; and (ii) ten (10) years after the first commercial sale of such product in such country.

Luxeptinib exhibits a picomolar half maximal inhibitory concentration (“IC50”) toward FLT3 with the Internal Tandem Duplication (“FLT3-ITD”), potency against the wild type FLT3 and a host of mutant forms of FLT3, as well as single-digit nanomolar IC50’s against BTK and its C481S mutant (“BTK-C481S”). Consequently, luxeptinib is characterized as a mutation-agnostic FLT3/ BTK inhibitor. Further, luxeptinib suppresses a small group of other relevant oncogenic kinases/pathways (including CSF1R, PDGFRα, TRK, and the ERK, MYC, AKT/mTOR/S6K and AURK/H3S10 pathways) that are operative in AML and certain B cell malignancies, but does not inhibit the TEC, EGFR and ErbB2/4 kinases that are responsible for safety concerns with certain other kinase inhibitors.

As a potent inhibitor of FLT3-ITD, luxeptinib may become an effective therapy in a high-risk subset of AML patients. This is because the FLT3-ITD mutation occurs in approximately 30% of patients with AML and is associated with a poor prognosis. In murine xenograft studies of human AML (FLT3-ITD), CG-806 administered orally resulted in tumor elimination (“cures”) without measurable toxicity. Importantly, luxeptinib targets other oncogenic kinases which may also be operative in FLT3-ITD AML, thereby potentially allowing the agent to become an important therapeutic option for a broader group of this difficult-to-treat AML patient population. The findings that luxeptinib targets all forms of FLT3 and several other key oncogenic pathways, and that luxeptinib was well tolerated from a safety perspective during efficacy and formal Good Laboratory Practice (“GLP”) toxicology studies, suggest that luxeptinib may also have applicability in treating patients, particularly those over the age of 65, who cannot tolerate other therapies.

Separate from the AML and FLT3 story, luxeptinib may be a therapeutic option for patients with B cell malignancies. Overexpression of the BTK enzyme can drive oncogenic signaling of certain B cell malignancies, including CLL and certain NHL such as mantle cell lymphoma (“MCL”), follicular lymphoma (“FL”), diffuse large cell B cell lymphoma (“DLBCL”) and others. Therapy of these patients with covalent, irreversible BTK inhibitors, such as ibrutinib, that target the active site cysteine (“Cys”) residue of BTK can be beneficial in many patients. However, therapy with covalent BTK inhibitors can select for BTK with a C481S mutation, thereby conferring resistance to covalent BTK inhibitors. Furthermore, approximately half of CLL patients have discontinued treatment with ibrutinib after 3.4 years of therapy. Discontinuation of ibrutinib is due to the development of drug resistance (in particular, patients have malignancies that developed the BTK-C481S mutation), or due to refractory disease (patient tumors did not respond to ibrutinib) or intolerance (side effects led to discontinuation of ibrutinib), according to a study performed at The Ohio State University. The C481S mutation is observed in 5-10% of the patients, while 40-45% of the patients were intolerant or refractory to ibrutinib. As a non-covalent, reversible inhibitor of BTK, luxeptinib does not rely on the Cysteine 481 residue (“C481”) for inhibition of the BTK enzyme. Indeed, recent X-ray crystallographic studies (with wild type and C481S BTK) demonstrated that luxeptinib binds productively to the BTK active site in a manner that is indifferent to the presence or absence of mutations at the 481 residue. Moreover, in vitro studies demonstrated that luxeptinib kills B cell malignancy cell lines on average approximately 1000 times more potently than ibrutinib and kills ibrutinib-resistance cancer cells, and that luxeptinib more potently killed primary malignant cells taken from the bone marrow of CLL and ALL B-cell cancer patients. Yet, luxeptinib demonstrated a high degree of safety in animal efficacy and GLP toxicology studies. Consequently, patients who are resistant, refractory or intolerant to ibrutinib or other commercially approved or development-stage BTK inhibitors with B cell malignancies may continue to be sensitive to luxeptinib therapy. This is particularly true since luxeptinib inhibits the wild type and mutant forms of BTK, as well as other kinases/pathways that drive the survival and proliferation of B cell malignancies.

Role of BTK in B-cell signaling

BTK, a member of the TEC family kinase, is an essential element of B-cell receptor (“BCR”) signaling, which is required for B-cell maturation, survival and proliferation. It is an upstream activator of multiple pro-survival / anti-apoptotic pathways, including the NF-KB, mTOR-AKT, RAS, ERK and MAPK pathways. BTK is overexpressed in malignant cells from patients with various B-cell malignancies, such as CLL, MCL, FL, and DLBCL. Disruption of BCR signaling via inhibition of BTK, has been shown to lead to clinical remissions in these patients.

Luxeptinib as a Non-covalent, Reversible Kinase Inhibitor

Binding studies of luxeptinib have confirmed non-covalent, reversible inhibition of BTK, FLT3-ITD and Aurora Kinase A. Ibrutinib, a commercially-approved, covalent BTK inhibitor, possesses a Michael acceptor to react with C481 in BTK and irreversibly inactivates the BTK enzyme. In contrast, luxeptinib does not require reactivity with the C481 residue for inhibition of the BTK enzyme, thereby allowing luxeptinib to inhibit the wild type and C481 mutant form of the BTK enzyme.

Preclinical In Vitro Evaluation of Luxeptinib

Luxeptinib is a potent inhibitor of BTK and FLT3 wild types, as well as the BTK C481S and FLT3-ITD mutants, which are strongly associated with clinical relapse or are negative prognostic factors in patients. In enzymatic assays, luxeptinib has demonstrated potency against the BTK C481S mutant with a half maximal IC50 of 2.5 nanomolar (nM). CG-806 also has potent activity against the FLT-ITD mutation, occurring in 30-35% of AML patients, with an IC50 against the purified enzyme of 0.8nM (800pM). Likewise, luxeptinib exerts low nM IC50 values against the FLT3 enzyme having various mutations in the tyrosine kinase domain (TKD) and the Gatekeeper region, and luxeptinib has the ability to potently suppress the CSF1R, PDGFRα, SYK, AKT/mTOR/S6K, ERK, MAPK, MYC and AURK/H3S10 pathways. Finally, luxeptinib does not exhibit any inhibition of epidermal growth factor receptor (“EGFR”), TEC or ErbB2/4 kinases. Inhibition of one or more of these kinases has been speculated to contribute to the toxicity observed from the commercially approved BTK inhibitor.

Luxeptinib Xenograft Studies

In vivo subcutaneous AML tumor models of anti-cancer efficacy revealed luxeptinib induced rapid and sustained tumor eradication (Figure 1a). Luxeptinib was administered orally once daily, for 14 days. Moreover, luxeptinib exhibited the sustained tumor elimination post therapy, while demonstrating no impact to murine body weight, no impacts to hematology cell counts or visible organ toxicities – necropsy and clinical pathology findings did not reveal any abnormal observations. A maximum tolerated dose has not yet been identified with murine xenograft studies.

Figure 1a. Efficacy of luxeptinib (CG-806) in MV4-11 xenograft model.

MV4-11 tumor bearing mice were administered an oral suspension once daily for 14 days of luxeptinib (CG-806) at 2 mg/kg (blue line), 10 mg/kg (green line) or 100 mg/kg (red line), Ibrutinib at 12 mg/kg (turquoise line), or vehicle (Control; black line) with 7-day post-treatment follow-up. Tumor volumes and body weights were measured 3 times weekly.

In a separate MV4-11 xenograft study (Figure 1b), the antitumor efficacy of luxeptinib and mouse survival over 120 days were evaluated when mice were treated orally for 28 consecutive days with luxeptinib at dose levels of 0 (vehicle only, red), 10 (olive), 30 (green), 100 (blue), or 300 mg/kg (magenta). In this study, the clinical formulation (luxeptinib co-micronized with 2.5% sodium lauryl sulfate (SLS)) and the dosing schedule (“BID”) was utilized. Luxeptinib produced slower tumor growth and extended survival at the 10 and 30mg/kg dose levels, while 100% cure rates were achieved at the 100 and 300 mg/kg dose levels (11/11 mice survived in the latter two groups). Moreover, no signs of toxicity were noted at any dose level.

28-Days Dosing
Survival probability
1.00
0.75
0.50
0.25
0.00
CG−806
Vehicle
10mg/kg
30mg/kg
100mg/kg
300mg/kg
p < 0.0001
0
30
60
90
120
Time (Days)

Figure 1b. Luxeptinib (CG-806) Extends Survival in a Dose-Dependent Way in MV4-11 AML Xenograft Mouse Model Following Oral BID Dosing for 28 Consecutive Days.

Although the above murine xenograft models demonstrate potent antitumor activity with no observed toxicity, the models utilize an AML cell line rather than cells derived from an AML patient. In a study performed at the University of Texas MD Anderson Cancer Center (“MDACC”), the efficacy of luxeptinib was evaluated in a patient derived xenograft (“PDX”) model (Figure 1c). Bone marrow cells were collected from an AML patient that had relapsed on a clinical trial. The patient entered the trial with FLT3-ITD AML and was placed on sorafenib and azacytidine. After one cycle, the patient had a complete response but then relapsed after cycle 3. Genetic analysis demonstrated that the AML cells had acquired a second mutation in AML, and this was the D835 mutation, making the patient dual mutant FLT3-ITD/D835. Bone marrow cells from the patient (AML FLT3-ITD/D835) were implanted in mice to establish a PDX model. Expansion of the human AML cells in the bone marrow and peripheral blood of the mice took approximately one month. In the vehicle (15% Transcutol HP/85% PEG-400) treated mice, the leukemic burden in the peripheral blood increased from day 31 through day 50 and beyond. However, treatment with 100 mg/kg luxeptinib (orally daily for 5 consecutive days followed by 2 days off every week), resulted in significant reduction in the leukemic burden and reductions in splenomegaly at 52 days post-implantation. These data suggest that luxeptinib may be used to treat patients whose disease has become resistant to other FLT3 inhibitors.

Figure 1c. Luxeptinib (CG-806) Efficacy in PDX Model Against AML Patient Cells with FLT3-ITD+D835Y Mutations

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

During 2015, we were evaluating APTO-253 in a Phase 1a/b clinical trial in patients with R/R hematologic malignancies, particularly AML and MDS, before being placed on clinical hold by the FDA in November 2015. The Phase 1a/b trial was placed on clinical hold in order to solve a chemistry-based formulation issue, and the chemistry of the active pharmaceutical ingredient (“API”) and the formulation underwent minor modifications to deliver a stable and soluble drug product for return to the clinical setting. In December 2016, we announced that we had successfully manufactured multiple non-GMP batches of a new drug product formulation for APTO-253, including a batch that had been stable and soluble for over six months. However, the 40L batch that was the intended clinical supply encountered an unanticipated mishap during the filling process that compromised the stability of that batch of drug product. On January 23, 2017, we announced that the root cause and corrective action studies would take longer than originally expected and that we would temporarily delay clinical activities with APTO-253 in order to elucidate the cause of manufacturing mishap, with the intention of restoring the molecule to a state supporting clinical development and partnering. Formal root cause analyses studies were completed to identify the reason for the drug product stability failure, and a correction action was implemented. We then manufactured a new GMP clinical supply of drug product and performed the studies required to demonstrate the fitness of the drug product for clinical usage, and presented the findings to the FDA in the second quarter of 2018. On June 28, 2018, the FDA notified us that it had lifted the clinical hold on APTO-253. This was followed by resubmission of the revised clinical protocol to Institutional Review Boards (“IRB”) at multiple clinical sites.

On November 28, 2018, we announced that we dosed the first patient in the re-initiation of the Phase 1a/b Clinical Study of APTO-253. Since then, we have completed the first four dose cohorts (20mg/m2, 40mg/m2, 66mg/m2 and 100mg/m2) and are currently dosing patients in the fifth dose cohort at 150mg/m2 dose level. In the patients we have dosed at the first four dose levels, we observed meaningful reductions in MYC expression in the patient PBMC samples and noted that the drug product is well tolerated to date.

APTO-253 Studies on Solid Tumors

In January 2011, Aptose announced the first patient enrollment in a Phase 1 dose-escalation study for APTO-253 in patients with advanced or metastatic solid tumors who are unresponsive to conventional therapy or for whom no effective therapy is available. The study was initially being conducted at Memorial Sloan-Kettering Cancer Center in New York. Objectives of the study included determination or characterization of the safety profile, maximum tolerated dose, and antitumor activity of APTO-253, as well as pharmacokinetics and a recommended Phase 2 dose for subsequent clinical trials.

In June 2012, MDACC in Houston was added as a second site under the direction of Dr. Jennifer Wheler as the principal investigator. In addition, Aptose announced that the study had successfully completed the accelerated drug dose escalation stage (Stage 1), with further escalation under way in the non-accelerated dose escalation stage (Stage 2) for the purpose of determining the maximal tolerated dose level and recommended Phase 2 dose. The addition of a second site expanded patient availability for enrollment.

In January 2013, Aptose announced that Phase 1 clinical study of APTO-253 had successfully escalated to the target dose level based on predicted and observed clinical effects without limitation by toxicity. The success of this study allowed Aptose to initiate a biomarker clinical investigation to further explore the effects of the drug at relevant doses determined in the clinical trial.

In April 2013, Aptose announced that studies demonstrated the antitumor activity of APTO-253 in animal models of human non-small cell lung cancer (“NSCLC”) with a dose-response effect in NSCLC.

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

The clinical trial enrolled patients at seven dose levels ranging from 20 to 229 mg/m2. Of the 27 patients enrolled, 17 were evaluable for efficacy. Of these 17 patients, seven (41%) achieved stable disease by Response Evaluation Criteria In Solid Tumors (“RECIST”). This included patients with colorectal, lung, appendiceal, liver and uterine cancers. Dose related activity was demonstrated at the higher dose levels (176 and 229 mg/m2). At these two highest dose levels, four of five evaluable patients (80%) achieved sustained stable disease by RECIST ranging from 5.6 months to 8 months, representative of disease control. Of these, a patient with NSCLC at the highest dose level additionally demonstrated non-index tumor shrinkage.

The safety assessment indicated that APTO-253 was well tolerated at all dose levels tested in this trial. The dose escalation was not limited by toxicity. The most common adverse event was Grade 1 or 2 fatigue seen in three patients. There was one Grade 3 toxicity, asymptomatic low blood phosphate level that was reversible by supplementation with phosphates. The pharmacokinetic profile was consistent with the predictive profile seen preclinically, and the elimination profile and half-life in patients were suggestive of a very rapid distribution phase and prolonged retention. No further studies were performed after late 2013.

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

On March 7, 2018, Aptose entered into an exclusive global license agreement with OHM, an affiliate of LALS that was formed in 2016 to advance the clinical development of compelling molecules derived from the LALS initiative, for the development, manufacture and commercialization of APL-581, as well as related molecules, from Aptose’s dual BET protein and kinase inhibitor program. Under the agreement, Aptose retained reacquisition rights to certain molecules, while OHM/LALS has the rights to develop and sublicense all other molecules. Aptose received a nominal upfront cash payment and is eligible to receive up to $125 million of additional payments based on the achievement of certain developmental, regulatory and sales milestones, as well as significant royalties on future sales generated from the program, if any. We have not received any milestone or royalty payments pursuant to this agreement. Future possible royalties that might be paid by OHM to Aptose under these agreements are determined on a country-by-country and product-by-product basis, on net sales during the period of time beginning on the first commercial sale of such product in such country and continuing until the later of: (i) the expiration of the last-to-expire valid claim of the patents in such country covering such product; and (ii) ten (10) years after the first commercial sale of such product in such country.

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

Luxeptinib Treatment for B Cell Malignancies

We are aware of a number of companies that have developed and are pursuing different approaches to BTK inhibition, both for the wild type and to the C481S-mutant forms. Companies that have developed approved or are currently developing inhibitors that directly target the wild type include AbbVie (IMBRUVICA) and AstraZeneca (CALQUENCE) and Beigene Co., Ltd. (Zanubrutinib).

Others that are developing inhibitors that target the C481S-mutant BTK include Merck (MK-1026), Roche, and Eli Lilly (LY3527727) among others.

Luxeptinib and APTO-253 for AML

We also face intense competition in AML as there is a wide range of therapies that have been approved and are under development for the treatment of AML. Companies that have developed approved or are currently developing non-targeted therapies include Jazz (VYXEOS), Pfizer (MYLOTARG) and AbbVie (VENCLEXTA), among others. Others that have developed or are developing highly targeted therapies such as FLT3 inhibitors include Novartis (RYDAPT), Astellas (XOSPATA), Daiichi Sankyo (quizartinib), Arog (crenolanib), and IDH1/2 inhibitors include Agios/Servier (TIBSOVO) and Celgene/BMS (IDHIFA) among others.

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

CG-806

A Patent Cooperation Treaty (“PCT”) application providing composition of matter and use protection for CG-806 was filed in late 2013, with a potential expiry in 2033 before extension opportunities, across all major geographies

In May 2018, we paid $2.0 million in cash and licensed the Rights to CG-806, for all fields of use, in all territories outside of the Republic of Korea and China, by exercising an option we obtained through a June 2016 option-license agreement with CG that had granted us an exclusive option to research, develop and commercialize CG-806.

In June 2018, we entered into a separate license agreement with CG for Aptose to gain a license for the China Rights. This license agreement was formally executed by Aptose through an upfront payment to CG of $3.0 million for the China Rights. CG is eligible for payments upon the achievement of developmental, regulatory and commercial-based milestones, as well as single-digit royalties on product sales in China. Aptose now owns worldwide Rights to CG-806, including an issued patent in China but excluding any Rights in Korea.

US Patent No. 9,758,508

On September 12, 2017, we announced that United States Patent and Trademark Office (“USPTO”) issued patent number 9,758,508, entitled “2,3-dihydro-isoindole-1-on derivative as BTK kinase suppressant, and pharmaceutical composition including same”, which claims numerous compounds, including the CG-806 compound, pharmaceutical compositions comprising the CG-806 compound, and methods of treating various diseases. The patent is expected to provide protection until December of 2033.

US Patent No. 10,604,508

The issued patent, issued on March 21, 2020, claims a genus that covers the CG-806 compound, pharmaceutical compositions comprising a compound from the genus, and methods of treating various diseases caused by abnormal or uncontrolled activation of protein kinases, including lymphoma and leukemia. This US patent is expected to provide protection until December 2033.

European Patent No. EP2940014B1

The granted patent claims the CG-806 compound, pharmaceutical compositions comprising the CG-806 compound, and uses for treating diseases caused by abnormal or uncontrolled activation of protein kinases, such as cancer. This European patent will be nationalized in, and cover, approximately twenty European countries including the United Kingdom, France, Germany, Italy, Netherlands and Spain. The patent is expected to provide protection until December of 2033.

Australian Patent Nos. 2013371146 and 2018214134

The granted patents claim numerous compounds, including the CG-806 compound, pharmaceutical compositions comprising the CG-806 compound, and methods of treating various diseases, including treating cancers such as lymphoma and leukemia. The patent is expected to provide protection until December of 2033.

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

Japanese Patent Nos. 6325573 and 6596537

The granted patents claim numerous compounds, including the CG-806 compound, pharmaceutical compositions comprising the CG-806 compound, and the use of such a compound for the manufacture of a pharmaceutical composition for treating a disease caused by an abnormal or uncontrolled protein kinase, and pharmaceutical compositions for treating various diseases, including treating cancers such as lymphoma and leukemia. The patents are expected to provide protection until December of 2033.

Canadian Patent No. 2896711

The granted patent claims numerous compounds, including the CG-806 compound, pharmaceutical compositions comprising the CG-806 compound, and the use of such a compound for the manufacture of a pharmaceutical composition for treating a disease caused by an abnormal or uncontrolled protein kinase. The patent is expected to provide protection until December of 2033.

Russian Patent No. 2671847

The granted patent claims various compounds, including the CG-806 compound, pharmaceutical compositions comprising the CG-806 compound, and methods for treating diseases caused by abnormal or uncontrolled activation of protein kinases, and uses for the treatment, relief or prevention of cancer. The patent is expected to provide protection until December 2033.

APTO-253

As of March 23, 2021, we are the owner of record of five issued U.S. patents, which together provide coverage for the APTO-253 compound, its pharmaceutical composition and methods of treating various cancers with APTO-253, including solid tumors and leukemia. The APTO-253 composition of matter has patent protection until February, 2028 in the United States and May, 2026 in other countries. We also hold 23 international (non-U.S.) granted patents which together provide coverage for APTO-253, three of which are granted European patents, validated in at least eight countries in Europe. Our patents also include several compounds that are similar to APTO-253, which provide protection from competitors seeking to develop anticancer products that are related in chemical structure to APTO-253.

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

Employees

As at December 31, 2020, we employed 39 full-time persons and two part-time persons in research and drug development and administration activities. Six of our employees hold Ph.D.s and numerous others hold degrees and designations such as MD, MSc, BSc, CPA (CA), CPA (California) and MBA. To encourage a focus on achieving long-term performance, employees and members of the board of directors of the Company (the “Board”) have the ability to acquire an ownership interest in the Company through Aptose’s share option and alternate compensation plans. Of note, in January of 2020, Aptose hired a Chief Medical Officer holding an MD and a Ph.D.

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

Government Regulation

Overview

Our overall regulatory strategy is to work with the appropriate government departments which regulate the use and sale of therapeutic drug products. This includes the FDA in the United States, Health Canada in Canada, the European Medicines Agency (“EMA”) in Europe, and other local regulatory agencies with oversight of preclinical studies, clinical trials and marketing of therapeutic products. Where possible, we intend to take advantage of opportunities for accelerated development of drugs designed to treat rare and serious or life-threatening diseases. We also intend to pursue priority evaluation of any application for marketing approval filed in Canada, the United States or the European Union and to file additional drug applications in other markets where commercial opportunities exist. We may not be able to pursue these opportunities successfully.

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

In addition, all federally regulated trials must be approved and monitored by an independent committee of doctors, scientists, advocates and others to ensure safety and ethical standards, IRBs or Ethics Review Boards (“ERBs”). The review boards study and approve all study-related documents before a clinical trial begins and also carefully monitor data to detect benefit or harm, and validity of results.

Provided Health Canada does not reject a clinical trial application submission and IRB or ERB approval has been obtained, clinical trials can begin. Clinical trials for product candidates in Canada, as in the United States, are generally carried out in three phases. Phase 1 involves studies to evaluate toxicity and ideal dose levels in healthy humans. The new drug is administered to human patients who have met the clinical trial entry criteria to determine pharmacokinetics, human tolerance and prevalence of any adverse side effects. Phases 2 and 3 involve therapeutic studies. In Phase 2, efficacy, dosage, side effects and safety are established in a small number of patients who have the disease or disorder that the new drug is intended to treat. In Phase 3, there are controlled clinical trials in which the new drug is administered to a large number of patients who are likely to receive benefit from the new drug. In Phase 3, the effectiveness of the new drug in patients is compared to that of standard accepted methods of treatment in order to provide sufficient data for the statistical proof of safety and efficacy for the new drug.

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

Approval of New Drugs in the United States

In the United States, the FDA controls and investigates the investigation, manufacturing, and sale of new drugs. New drugs require FDA approval of an NDA prior to commercial sale. In the case of certain biological products, a Biological License Application (“BLA”) must be obtained prior to marketing and batch releasing. As in Canada, to obtain marketing approval, data from adequate and well-controlled human clinical trials, demonstrating to the FDA’s satisfaction a new drug’s safety and effectiveness for its intended use, are required. Data are generated in studies conducted pursuant to an IND submission, similar to that required for a clinical trial application in Canada. Clinical trials with human subjects are characterized as Phase 1, Phase 2 and Phase 3 trials or a combination thereof. In a marketing application, the manufacturer must also demonstrate the identity, potency, quality and purity of the active ingredients of the new drug involved, and the stability of those ingredients. Further, the manufacturing facilities, equipment, processes and quality controls for the new drug must comply with the FDA’s current cGMP regulations for drugs both in a pre-licensing inspection before product licensing and in subsequent periodic inspections after licensing. An establishment license grants the sponsor permission to fabricate, package, label, distribute, import, wholesale or test the newly approved drug.

Federally regulated trials must be approved and monitored by an independent committee of doctors, scientists, advocates and others to ensure safety and ethical standards, IRBs or ERBs. The review boards study and approve all study-related documents before a clinical trial begins and also carefully monitor data to detect benefit or harm, and validity of results.

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

A post surveillance program involves clinical trials conducted after a drug is marketed (referred to as Phase 4 studies in the United States) and is an important source of information on as yet undetected adverse outcomes, especially in populations that may not have been involved in the premarketing trials (e.g., children, the elderly, pregnant women) and the drug’s long-term morbidity and mortality profile. Regulatory authorities may require companies to conduct Phase 4 studies as a condition of market approval. Companies often conduct post-marketing studies in the absence of a regulatory mandate.

The foregoing description is a brief summary of the requirements for a new drug to be approved for marketing in North America. The EMA and Japanese Pharmaceuticals and Medical Devices Agency are also important regulatory authorities in drug development. Together with the FDA, they are the three International Conference on Harmonization parties which oversee the three largest markets for drug sales.

Information About Our Executive Officers

Aptose’s leadership team comprises accomplished industry, financial and clinical research professionals who are dedicated to building a comprehensive anticancer drug pipeline and clinical development programs focused on targeted therapeutics directed against dysregulated oncogenic processes in patients with life. The team includes our President, Chairman and Chief Executive Officer, our Chief Financial Officer and Chief Operating Officer, our Chief Business and Strategy Officer and our Chief Medical Officer.

Dr. William G. Rice, Ph.D., age 62, joined Aptose as Chairman and Chief Executive Officer in October 2013. Prior to joining Aptose, Dr. Rice served as the President, Chief Executive Officer and Chairman of the board of Cylene Pharmaceuticals, Inc. (“Cylene”), a private biotechnology company, from 2003 to 2013. Prior to Cylene, Dr. Rice was the founder, President, Chief Executive Officer and Director of Achillion Pharmaceuticals, Inc. from 1998 to 2003. He also served as Senior Scientist and Head of the Drug Mechanism Laboratory at the National Cancer Institute-Frederick Cancer Research and Development Center from 1992 to 1998 and served as a faculty member in the division of Pediatric Hematology and Oncology at Emory University School of Medicine from 1989 to 1992. Dr. Rice received his Ph.D. from Emory University Department of Biochemistry. He continues to serve as the Chairman of the board of Cylene and is a member of the board of directors of Oncolytics Biotech Inc. since 2015.

Gregory K. Chow, M.B.A., age 48, joined Aptose as Senior Vice President and Chief Financial Officer in December 2013, was then appointed as Executive Vice President and Chief Financial Officer in 2019, and then Chief Operating Officer and Chief Financial Officer in 2021. Previously, Mr. Chow served as Managing Director, Director of Private Placements at Wedbush Securities from 2012 to 2013, where he led the private placement capital activities within the Life Sciences Investment Banking Group. Prior to joining Wedbush, he was a Director in the Private Placements / Equity Capital Markets Group at RBC Capital Markets from 2006 to 2011, where he led life science private capital activities. From 2003 to 2006, he led the Private Capital Group at Wells Fargo Securities and was a Senior Auditor at BDO Seidman, LLP in their Century City, CA office. Mr. Chow is a Certified Public Accountant (inactive) in the State of California. Mr. Chow received his MBA in Finance from The Wharton School at the University of Pennsylvania, and his BA in Business Economics with an emphasis in Accounting from the University of California, Santa Barbara.

Dr. Jotin Marango, M.D, Ph.D., age 42, joined Aptose as Senior Vice President and Chief Business Officer in June 2019 and Chief Business and Strategy Officer in January 2021. Prior to joining Aptose, from 2017 to 2019, Dr. Marango was a managing director and senior research analyst at Roth Capital Partners covering biotechnology and therapeutics. Dr. Marango joined Roth from H.C. Wainwright & Co., where he worked from 2015 to 2017 and covered hematology, oncology, and pulmonary therapeutics, with a focus on epigenetic and molecularly targeted therapies. Dr. Marango began his career in equity research with Collins Stewart/Canaccord Genuity in 2010. Previously, Dr. Marango also served as Chief Operating Officer at the Samuel Waxman Cancer Research Foundation from 2012 to 2015, where he oversaw academic collaborations in translational therapeutics, as well as venture philanthropy initiatives in drug development. Dr. Marango studied theoretical chemistry and classical literature at Harvard University and later received his M.D. and Ph.D. degrees from the Mount Sinai School of Medicine in New York.

Dr. Rafael Bejar, M.D, Ph.D., age 49, joined Aptose as Senior Vice President and Chief Medical Officer in January 2020. Dr. Bejar is an internationally recognized physician scientist with extensive research and clinical experience in the area of hematologic malignancies. Dr. Bejar joined Aptose from UC San Diego (“UCSD”) where he began working in 2012. He continues to serve at UCSD as an Associate Professor of Clinical Medicine, caring for patients and maintaining a research laboratory focused on translational studies of myeloid malignancies and also serves and is an independent consultant as a member of the Independent Data Monitoring Committee for other pharmaceutical companies. At UCSD, he founded the MDS Center of Excellence and led the Hematology Disease Team from 2017 to 2019. There he has directed several clinical studies and served as an advisor for numerous companies including Celgene, Takeda, AbbVie, Astex, Genoptix, Forty Seven, PersImmune, and Daiichi-Sankyo. Outside UCSD, Dr. Bejar sits on the Scientific Advisory Board for the MDS Foundation, is a prior member of the National Comprehensive Cancer Network Guidelines Committee, and has led projects for the International Working Group for MDS. He is frequently invited to speak at national and international meetings and has published articles in a variety of journals including The New England Journal of Medicine, Journal of Clinical Oncology, Leukemia, Blood, and Blood Advances. Dr. Bejar completed his fellowship at the Dana-Farber Cancer Institute and has been board certified in Hematology and Oncology. He completed his internship in Internal Medicine at the University of Chicago followed by his residency at the Brigham and Women’s Hospital in Boston where he later served a Medical Chief Resident and an Instructor in Hematology. He holds an MD degree and Neuroscience PhD from UCSD and a BS in Physics from MIT.

Corporate Information

Aptose is a publicly traded company governed by the CBCA. Our headquarters are located at 251 Consumers Road, Suite 1105 Toronto, Ontario, Canada M2J 4R3 (telephone: 647-479-9828), and our executive offices are located at 12770 High Bluff Drive, Suite 120, San Diego, CA 92130 (telephone: 858-926-2730).

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

We are also a reporting issuer under the securities laws of every province of Canada.

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary

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
14

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

Risk Factor Summary

Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others:

•	our lack of product revenues and net losses and a history of operating losses;

•	our early stage of development, particularly the inherent risks and uncertainties associated with (i) developing new drug candidates generally, (ii) demonstrating the safety and efficacy of these drug candidates in clinical studies in humans, and (iii) obtaining regulatory approval to commercialize these drug candidates;

•	our need to raise substantial additional capital in the future and that we may be unable to raise such funds when needed and on acceptable terms;

•	further equity financing, which may substantially dilute the interests of our existing shareholders;

•	clinical studies and regulatory approvals of our drug candidates are subject to delays, and may not be completed or granted on expected timetables, if at all, and such delays may increase our costs and could substantially harm our business;

•	our reliance on external contract research/manufacturing organizations for certain activities and if we are subject to quality, cost, or delivery issues with the preclinical and clinical grade materials supplied by contract manufacturers, our business operations could suffer significant harm;

•	clinical studies are long, expensive and uncertain processes and the FDA, or other similar foreign regulatory agencies that we are required to report to, may ultimately not approve any of our product candidates;

•	Our operations could be adversely affected by events outside of our control, such as natural disasters, wars or health crises such as the COVID-19 pandemic.

•	our ability to comply with applicable governmental regulations and standards;

•	our inability to achieve our projected development goals in the time frames we announce and expect;
15

•	difficulties in enrolling patients for clinical trials may lead to delays or cancellations of our clinical trials;

•	our reliance on third-parties to conduct and monitor our preclinical studies;

•	our ability to attract and retain key personnel, including key executives and scientists;

•	any misconduct or improper activities by our employees;

•	our exposure to exchange rate risk;

•	our ability to commercialize our business attributed to negative results from clinical trials;

•	the marketplace may not accept our products or product candidates due to the intense competition and technological change in the biotechnical and pharmaceuticals, and we may not be able to compete successfully against other companies in our industries and achieve profitability;

•	our ability to obtain and maintain patent protection;

•	our ability to afford substantial costs incurred with defending our intellectual property;

•	our ability to protect our intellectual property rights and not infringe on the intellectual property rights of others;

•	our business is subject to potential product liability and other claims;

•	potential exposure to legal actions and potential need to take action against other entities;

•	commercialization limitations imposed by intellectual property rights owned or controlled by third parties;

•	our ability to maintain adequate insurance at acceptable costs;

•	our ability to find and enter into agreements with potential partners;

•	extensive government regulation;

•	data security incidents and privacy breaches could result in increased costs and reputational harm;

•	our share price has been and is likely to continue to be volatile;

•	future sales of our Common Shares by us or by our existing shareholders could cause our share price to drop;

•	changing global market and financial conditions;

•	changes in an active trading market in our Common Shares;

•	difficulties by non-Canadian investors to obtain and enforce judgments against us because of our Canadian incorporation and presence;

•	potential adverse U.S. federal tax consequences for U.S. shareholders because we are a “passive foreign investment company”;

•	our “smaller reporting company” status;

•	any failures to maintain an effective system of internal controls may result in material misstatements of our financial statements, or cause us to fail to meet our reporting obligations or fail to prevent fraud;

•	our broad discretion in how we use the proceeds of the sale of Common Shares;

•	our ability to expand our business through the acquisition of companies or businesses; and

•	other risks detailed from time-to-time in our on-going filings with the SEC and Canadian securities regulators, and those which are discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K.

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

Risks Related to our Business

We are an early stage development company with no revenues from product sales.

We are at an early stage of development. In the past five years, none of our potential products has obtained regulatory approval for commercial use and sale in any country and as such, no revenues have resulted from product sales. Significant additional investment will be necessary to complete the development of any of our product candidates. Preclinical and clinical trial work must be completed before our potential products could be ready for use within the markets that we have identified. We may fail to develop any products, obtain regulatory approvals, enter clinical trials or commercialize any products. We do not know whether any of our potential product development efforts will prove to be effective, meet applicable regulatory standards, obtain the requisite regulatory approvals, be capable of being manufactured at a reasonable cost or be accepted in the marketplace. We also do not know whether sales, license fees or related royalties will allow us to recoup any investment we make in the commercialization of our products.

The product candidates we are currently developing are not expected to be commercially viable for at least the next several years and we may encounter unforeseen difficulties or delays in commercializing our product candidates. In addition, our potential products may not be effective or may cause undesirable side effects.

Our product candidates require significant funding to reach regulatory approval assuming positive clinical results. For example, our product candidate APTO-253 began enrollment in a Phase 1a/b clinical trial in patients with relapsed or refractory AML and high risk MDS and was placed on clinical hold by the FDA following a voluntary suspension of dosing by us. That hold has been lifted, but significant additional funding will be necessary to complete the restarted Phase 1a/b clinical and, if required, Phase 2 or Phase 3 clinical trials. Similarly, we have received FDA approval to initiate a Phase 1a/b clinical trial with our product candidate luxeptinib for patients with B-cell malignancies. Significant additional capital will be necessary to complete the Phase 1 clinical trial, and if required, Phase 2 or Phase 3 clinical trials. Such funding for our product candidates may be difficult, or impossible to raise in the public or private markets or through partnerships. If funding or partnerships are not readily attainable, the development of our product candidates may be significantly delayed or stopped altogether. The announcement of a delay or discontinuation of development would likely have a negative impact on our share price.

We need to raise additional capital.

We have an ongoing need to raise additional capital. To obtain the necessary capital, we must rely on some or all of the following: additional share issues, debt issuances (including promissory notes), collaboration agreements or corporate partnerships and grants and tax credits to provide full or partial funding for our activities. Additional funding may not be available on terms that are acceptable to us or in amounts that will enable us to carry out our business plan. Although, as of the date of this report, the COVID-19 pandemic did not have and we do not expect that it will have a significant impact on our liquidity and capital resources, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among other future developments. As such, our ability to raise additional funds could be affected by adverse market conditions resulting from the COVID-19 pandemic and delays related to COVID-19 in enrollment in our trial.

Our need for capital may require us to:

•	engage in equity financings that could result in significant dilution to existing investors;
17

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

We have not been profitable since our inception in 1986. We reported net losses of $55.2 million in the fiscal year ended December 31, 2020, $26.3 million in the fiscal year ended December 31, 2019 and $28.8 million in the fiscal year ended December 31, 2018, and as of December 31, 2020, we had an accumulated deficit of $357.2 million.

We have not generated any significant revenue to date and it is possible that we will never have sufficient product sales revenue (if any) to achieve profitability. We expect to continue to incur losses for at least the next several years as we or our collaborators and licensees pursue clinical trials and research and development efforts. To become profitable, we, either alone or with our collaborators and licensees, must successfully develop, manufacture and market our current product candidates APTO-253 or luxeptinib, as well as continue to identify, develop, manufacture and market new product candidates. It is possible that we will never have significant product sales revenue or receive royalties on our licensed product candidates. If funding is insufficient at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

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
19

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

Our preclinical studies and clinical trials may not generate positive results that will allow us to move towards the commercial use and sale of our product candidates. Furthermore, negative preclinical or clinical trial results may cause our business, financial condition, or results of operations to be materially adversely affected. For example, our Phase 1a/b clinical trial of APTO-253 in patients with relapsed or refractory AML and high risk MDS was placed on clinical hold by the FDA in November 2015. Those short comings of the drug product were addressed and the clinical hold was lifted. However, there can be no assurance that the Company will have the resources, or that we will decide, to continue the development of APTO-253. There is a long development path ahead that will take many years to complete the development and is prone to the risks of failure or delays inherent in drug development. Likewise, our luxeptinib product candidate is currently being evaluated in a Phase 1a/b study for patients having B-cell malignancies, and it is expected to undergo many years of testing and regulatory examinations prior to any potential regulatory approvals.

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

Although, as of the date of this report, we do not foresee material delays to the enrollment of patients or timelines for our trials due to COVID-19, the extent to which COVID-19 will impact the projected development goals will depend on future developments, which are highly uncertain and cannot be predicted. In the beginning of April 2020 we learned that certain of our larger sites would not be able to enroll new patients on the fourth dose level of luxeptinib due to the current environment caused by COVID-19 and we therefore expect a slowdown in enrollment at these sites. While it is difficult to estimate the duration and impact of COVID-19 on the larger clinical sites and regional cancer care sites, as of the date of this report, we have not experienced and do not foresee material delays to the enrollment of patients or timelines for the luxeptinib Phase 1a/b B-cell malignancy trial due to the variety of clinical sites that we have actively recruited for this trial. While as of the date of this report we have not experienced any material delays in initiating our luxeptinib Phase 1 clinical study in AML due to COVID-19, we are conducting site initiation visits remotely which could result in delays in site activations and negatively impact this trial. Additionally, COVID-19 could negatively impact patient enrolment if our clinical sites are unable to enroll patients due to either a lack of administrative resources at their sites or decisions made at the clinical sites to limit patient exposure to COVID-19.

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

We cannot predict whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before us, which would impair our ability to successfully commercialize our product candidates and may harm our financial condition, results of operations and prospects. The completion of clinical trials for our products, including the APTO-253 Phase 1a/b clinical trial, the Phase 1a/b clinical trial for the luxeptinib study for the treatment of patients having B-cell malignancies, and the IND acceptance of our planned Phase 1a/b study for the development of luxeptinib for the treatment of patients with R/R AML may be delayed for a number of reasons, including delays related, but not limited, to:

•	failure by regulatory authorities to grant permission to proceed with a clinical trial;

•	a regulatory decision to place or placing the clinical trial on hold;

•	patients failing to enroll or remain in our trials at the rate we expect;
21

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

Although, as of the date of this report, we have not experienced any material delays in the manufacturing of luxeptinib and APTO-253 due to COVID-19, the extent to which it will impact the manufacturing of our products will depend on future developments, which are highly uncertain and cannot be predicted. Should our suppliers involved in the manufacture of luxeptinib be required to shut down their facilities due to COVID-19 either due to lack of materials or personnel, our trials would be negatively impacted. We are mitigating this risk by continuing to manufacture drug supply, but there is no guarantee that we will have enough drug to supply the trial if any of our manufacturers have a sustained shut down in their operations. COVID-19 may also affect the timing and delivery of labeled and packaged drug product for APTO-253 since it is an intravenous formulation which, compared to orally administered therapies, involves a more complex process. Factors related to COVID-19 caused a delay in the labeling and packaging of the APTO-253 drug product; however, going forward we do not anticipate this to materially affect the patient accrual for the ongoing Phase 1b trial.

Some components of our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, political and public health risks associated with international trade and those markets.

We have third-party manufacturing partners in Germany and the United Kingdom; in addition, some materials used by our third-party manufacturers are supplied by companies located in other countries, including China. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including laws relating to the importation and taxation of goods (b) public health crises, such as pandemics and epidemics, in the countries where our suppliers and manufacturers are located; (c) transportation interruptions or increases in transportation costs; and (d) foreign intellectual property infringement risks. For example, the ongoing COVID-19 pandemic has resulted in the extended shutdown of certain businesses and markets in many regions causing reduced availability for certain pharmaceutical ingredients. The current public health crisis or any further political developments or health concerns in markets in which our products are manufactured or from which we obtain necessary pharmaceutical ingredients could adversely affect the supply of our drug products and, in turn, our business, financial condition, and results of operations.

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

The design or execution of a clinical trial can determine whether its results will support regulatory approval and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any Phase 2, Phase 3 or other clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

Further, the FDA, Health Canada and comparable foreign regulatory authorities will have some discretion in the approval process and in determining when or whether regulatory approval will be obtained for any of our product candidates. Our product candidates may not be approved even if they achieve their primary endpoints in future Phase 3 clinical trials or registration trials. The FDA, Health Canada or other regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in approval by the FDA, Health Canada or another regulatory agency. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA, Health Canada or other regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

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

For luxeptinib and APTO-253 in AML, examples of potential competitors include companies that have developed approved or are currently developing inhibitors that directly target the wild type include AbbVie (IMBRUVICA) and AstraZeneca (CALQUENCE) and Beigene Co., Ltd. (Zanubrutinib).

Others that are developing inhibitors that target the C481S-mutant BTK include Merck (MK-1026), Roche, and Eli Lilly (LY3527727) among others.

For luxeptinib and APTO-253 in AML, examples of potential competitors include companies that have developed, approved or are currently developing non-targeted therapies include Jazz (VYXEOS), Pfizer (MYLOTARG) and Roche (VENCLEXTA), among others. Others that have developed or are developing highly targeted therapies such as FLT-3 include Novartis (RYDAPT), Astellas (XOSPATA), Daiichi Sankyo (QUIZARTINIB), Arog (CRENOLANIB), and IDH1 include Agios (TIBSOVO) and Celgene/BMS (IDHIFA) among others.

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

Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter which we or our collaborators may be required to license in order to research, develop or commercialize APTO-253 or luxeptinib. In addition, third parties may assert infringement or other intellectual property claims against us. An adverse outcome in these proceedings could subject us to significant liabilities to third-parties, require disputed rights to be licensed from third-parties or require us to cease or modify our use of the technology. If we are required to license third-party technology, a license under such patents and patent applications may not be available on acceptable terms or at all. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another’s proprietary technology. We may also need to bring claims against others who we believe are infringing our rights in order to become or remain competitive and successful. Any such claims can be time consuming and expensive to pursue.

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

The Rights we hold under our license agreement with CG are critical to our business. Our luxeptinib program is built around patents exclusively in-licensed from CG, which permit us to research, develop and commercialize CG-806 worldwide except for the Republic of Korea. Under our agreement with CG, we are subject to significant obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales, as well as other material obligations. CG is eligible for payments upon the achievement of developmental, regulatory and commercial-based milestones, as well as low single-digit royalties on product sales in all territories outside of the Republic of Korea.

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

We currently hold licenses for certain technologies that are or may be critical to our current and subsequent product candidates. These include our exclusive license to research, develop and commercialize luxeptinib worldwide except for the Republic of Korea. The license from CG is subject to termination in the event of a breach by us of the license, if we fail to cure the breach following notice and the passage of a cure period. We may need to acquire additional licenses in the future to technologies developed by others. Furthermore, future license agreements may require us to make substantial milestone payments. We may also be obligated to make royalty payments on the sales, if any, of products resulting from the license. The termination of a license or the inability to license future technologies on acceptable terms may adversely affect our ability to develop or sell our products.

Legal and Regulatory Risk

Our ability to develop, produce and market our products is subject to extensive government regulation.

Government regulation is a significant factor in the development, production and marketing of our products. Research and development, testing, manufacture, marketing and sales of pharmaceutical products or related products are subject to extensive regulatory oversight, often in multiple jurisdictions, which may cause significant additional costs and/or delays in bringing products to market, and in turn, may cause significant losses to investors. The regulations applicable to our product candidates in a given jurisdiction may change. Even if granted, regulatory approvals may include significant limitations on the uses for which products can be marketed or may be conditioned on the conduct of post-marketing surveillance studies. Failure to comply with applicable regulatory requirements can, among other things, result in delay in approving or refusal to approve a product candidate, interruptions of clinical trials or manufacturing, suspension or withdrawal of regulatory approval, warning letters, the imposition of civil penalties or other monetary payments, product recall or seizure, operating restrictions, injunctions or criminal prosecution. In addition, regulatory agencies many not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

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

In Canada, the Patented Medicine Prices Review Board (“PMPRB”) has jurisdiction to control prices of patented medicines that are considered excessive. Recent changes to the regulations governing the PMPRB are intended to lower the prices of patented medicines even further. The PMPRB’s jurisdiction could extend to any of our drug products that are approved in Canada and protected under Canadian patents, with an adverse effect on the prices that we would otherwise obtain for these drugs in the relevant market.

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

If we cannot negotiate collaboration, license or partnering agreements, we may never achieve profitability and we may not be able to continue to develop our product candidates. Continuing Phase 1a/b, and commencing Phase 2 and Phase 3 clinical trials for luxeptinib and APTO-253 would require significant amounts of funding and such funding may not be available to us.

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

You should consider an investment in our Common Shares as risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. The market price of our Common Shares has been highly volatile and is likely to continue to be volatile. This leads to a heightened risk of securities litigation pertaining to such volatility. Factors affecting our Common Share price include but are not limited to:

•	the progress of our pre-clinical and clinical trials;

•	our ability to obtain partners and collaborators to assist with the future development of our products;

•	general market conditions;

•	announcements of technological innovations or new product candidates by us, our collaborators or our competitors;
30

•	published reports by securities analysts;

•	developments in patent or other intellectual property rights;

•	the cash and investments held by us and our ability to secure future financing;

•	our ability to raise additional capital;

•	public concern as to the safety and efficacy of drugs that we and our competitors develop;

•	shareholder interest in our Common Shares;

•	low liquidity in the daily trading volume of our Common Shares; and

•	our ability to continue as a going concern.

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

Our Common Shares are listed for trading on the Nasdaq Capital Market and the Toronto Stock Exchange. However, an active trading market in our Common Shares on the stock exchanges may not be sustained and we may not be able to maintain our listings.

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

General Risks

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

United States investors in our Common Shares should be aware that we believe we are classified as a passive foreign investment company (“PFIC”) during the tax year ended December 31, 2020, and based on the nature of our business, the projected composition of our gross income and the projected composition and estimated fair market value of our assets, we expect to be a PFIC for the year ending December 31, 2021, and may be a PFIC in subsequent tax years. If the Company is a PFIC for any year during a United States shareholder’s holding period, then such United States shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” election (“QEF election”) or a “mark-to-market” election with respect to the Common Shares. A United States shareholder who makes a QEF election generally must report on a current basis its share of the Company’s net capital gain and ordinary earnings for any year in which the Company is a PFIC, whether or not the Company distributes any amounts to its shareholders. However, United States shareholders should be aware that we do not intend to satisfy record keeping requirements that apply to a qualified electing fund, and we do not intend to supply United States shareholders with information that such United States shareholders require to report under the QEF election rules, in the event that we are a PFIC and a United States shareholder wishes to make a QEF election. Thus, United States shareholders should assume that they will not be able to make a QEF election with respect to their Common Shares. A United States shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. Each United States shareholder should consult its own tax advisor regarding the United States federal, United States local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of our Common Shares.

Any failure to maintain an effective system of internal controls may result in material misstatements of our consolidated financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud; and in that case, our shareholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our Common Shares.

Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that our management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; and in that case, our shareholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our Common Shares. While we believe that we have sufficient personnel and review procedures to allow us to maintain an effective system of internal controls, we cannot assure you that we will not experience potential material weaknesses in our internal control. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with US GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our future reporting obligations.

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

Disruptions due to cyber security incidents could adversely affect our business. In particular, a cyber security incident could result in the loss or corruption of data from our research and development activities, including clinical trials, which may cause significant delays to some or all of our clinical programs. Also, our trade secrets, including unpatented know how, technology and other proprietary information could be disclosed to competitors further to a breach, which would harm our business and competitive position. We expect that risks and exposures related to cyber security attacks will remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats. While we have invested in the protection of data and information technology, there can be no assurance that our efforts to implement adequate security measures would be sufficient to protect us against cyber-attacks.

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

As of March 23, 2021, there were approximately 32 shareholders of record of our Common Shares, which included Cede & Co., a nominee for Depository Trust Company, or DTC, and CDS & Co., a nominee for The Canadian Depository for Securities Ltd., or CDS. Common shares that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at either DTC or CDS, and are considered to be held of record by Cede & Co. or CDS & Co., each as one shareholder.

We currently intend to retain all future earnings, if any, for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our Common Shares in the foreseeable future.

Repurchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of 2020.

ITEM 6. SELECTED financial data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and have therefore omitted the information required by this Item 6.

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

OVERVIEW

Aptose is a science-driven biotechnology company advancing first-in-class targeted agents to treat life-threatening cancers, such as AML, high-risk MDS, CLL and other hematologic malignancies. Based on insights into the genetic and epigenetic profiles of certain cancers and patient populations, Aptose is building a pipeline of novel oncology therapies directed at dysregulated processes and signaling pathways. Aptose is developing targeted medicines for precision treatment of these diseases to optimize efficacy and quality of life by minimizing the side effects associated with conventional therapies. We currently have in development two molecules: luxeptinib (CG-806) and APTO-253, both being evaluated for safety, tolerability, pharmacokinetics and signals of efficacy in Phase 1 clinical trials. Each molecule is described below.

Luxeptinib is an orally administered, highly potent first-in-class FLT3/BTK inhibitor that selectively targets defined clusters of kinases that are operative in hematologic malignancies. This mutationally agnostic small molecule anticancer agent is currently being evaluated in a Phase 1a/b study for the treatment of patients having B-cell malignancies including classic CLL, SLL and certain NHL that are resistant/refractory/intolerant to other therapies. In addition, Aptose received IND allowance and initiated patient dosing in a Phase 1a/b study to develop luxeptinib for the treatment of patients with R/R AML, including the emerging populations resistant to FLT3 inhibitors. In this trial of patients with R/R AML, the luxeptinib starting dose of 450 mg BID was selected because the plasma from B-cell cancer patients at that dose completely inhibited phospho-FLT3, suggesting that this starting dose might be active in the AML patient population, and that dose escalation is planned to identify an optimal dose for treating a breadth of AML patients. It is important to note that luxeptinib now is undergoing formal clinical development in both lymphoid and myeloid hematologic malignancies.

APTO-253 is a first-in-class small molecule therapeutic agent that clinically inhibits expression of the MYC oncogene without causing, to date, general myelosuppression of the bone marrow. The MYC oncogene is overexpressed across many hematologic cancers, including AML and certain B cell malignancies, as well as certain solid tumor indications. MYC acts as a transcription factor that regulates cell growth, proliferation, differentiation and apoptosis, and overexpression of MYC amplifies new sets of genes to promote survival of cancer cells. APTO-253 suppresses expression of the MYC oncogene in AML cells and depletes those cells of the MYC oncoprotein, leading to apoptotic cell death. APTO-253 is currently being evaluated in a Phase 1a/b study for the treatment of patients with R/R AML and high-risk MDS. APTO-253 may serve as a safe and effective MYC inhibitor for AML/MDS patients that combines well with other agents and does not significantly impact the normal bone marrow.

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

In the beginning of April 2020, we learned that some of our larger clinical sites that are impacted by COVID-19 may either postpone or face delays in the enrollment of patients on all on-going clinical trials due to a number of factors, including the re-allocation of resources and to avoid clinical trial patients being exposed to COVID-19. Such measures taken at the clinical sites could lead to a slowdown in the enrollment of patients on our trials at these sites. To minimize the impact of COVID-19, we focused efforts on our other larger clinical sites and regional cancer care sites that are not/less impacted by COVID-19 to recruit patients into the fourth cohort. While it is difficult to estimate the duration and impact of COVID-19 on the larger clinical sites and regional cancer care sites, as of the date of this report, we have not experienced and do not foresee material delays to the enrollment of patients or timelines for the luxeptinib Phase 1a/b B-cell malignancy trial due to the variety of clinical sites that we have actively recruited for this trial. APTO-253, which is administered intravenously, requires the need for hospital / clinical site resources to assist and monitor patients during each infusion and based on the current conditions caused by COVID-19, future enrollment of patients on this trial is likely to be negatively impacted.

PROGRAM UPDATES

Luxeptinib (CG-806)

Indication and Clinical Trials:

Luxeptinib is being developed with the intent to deliver the agent as an oral therapeutic for the treatment of R/R AML and for the treatment of a spectrum of B cell malignancies (including but not limited to CLL, SLL and NHL).

On March 25, 2019, we announced that the FDA granted Aptose IND allowance to initiate its Phase 1a/b clinical trial for luxeptinib. The clinical trial is a multicenter, open label, dose-escalation study with additional optional expansion cohorts to assess the safety, tolerability, pharmacokinetics and pharmacodynamic effects, and prelimnary efficacy of luxeptinib in patients with CLL, SLL or NHL. In this study, luxeptinib is administered in gelatin capsules twice daily (BID during a 28-day cycle.

As of the date of this report, we have initiated thirty clinical sites for the Phase 1a/b trial in patients with CLL/SLL or NHL which include specialty regional cancer care centers as well as large hospitals and key academic institutions. As of the date of this report, we have completed the first, second, third and fourth dose levels (150 mg, 300 mg, 450 mg and 600 mg BID, respectively). Cohort 5 (750mg) enrollment is ongoing. Under an FDA-approved accelerated titration protocol, only one patient was required at each of the first two dose levels, followed by three patients at each dose level thereafter. Intra-patient dose escalation is allowed if the higher dose is safe in three or more patients, and additional patients may be enrolled at dose levels previously declared safe. To date, we have reported that among enrolled patients with an array of B-cell malignancies, three classic CLL patients have received luxeptinib and all three demonstrated inhibition of phospho-BTK and “on-target” lymphocytosis and modest tumor reductions in different tumor types, indicating target engagement and pharmacologic activity of luxeptinib. As luxeptinib moves from low/intermediate dose levels and into the higher dose levels, it is hoped that an optimal dose can be selected that demonstrates formal clinical responses without excessive toxicity.

We are also advancing luxeptinib into myeloid malignancies, with an initial focus on AML, in a separate Phase 1a/b trial. On June 29, 2020, we announced that we had received allowance from the FDA to proceed into a study in R/R AML with a starting dose of 450 mg BID, and subsequently on October 19, 2020, announced that we had initiated dosing of the first patient with AML. As of the date of this report we have initiated six clinical sites for the Phase 1a/b trial and dosing continues at the 600 mg dose cohort.

The clinical trial is a multicenter, open label, dose-escalation study with additional optional expansion cohorts to assess the safety, tolerability, pharmacokinetics and pharmacodynamic effects, and preliminary efficacy of luxeptinib in patients with R/R AML. In this study, luxeptinib is administered in gelatin capsules BID during a 28-day cycle. Our strategy was to identify a starting dose of luxeptinib that we believe could be therapeutically active in critically ill patients with R/R AML. In our ongoing Phase 1a/b study in patients with CLL and other B-cell malignancies, 450 mg BID luxeptinib delivered plasma levels potently inhibited phospho-FLT3 in a plasma inhibitory activity (PIA) reporter cell assay, suggesting that the 450 mg BID dose may be active in patients with AML. Aptose plans to dose escalate beyond the 450 mg BID dose level, provided the 450 mg BID dose level is safe and well tolerated in R/R AML patients. Based on strong preclinical evidence of luxeptinib’s activity against AML – including demonstration of mutation-agnostic and genotype-agnostic potency, particularly compared against other FLT3 inhibitors, and its ability to safely cure AML in murine leukemia models – we believe that luxeptinib may offer hope to the fragile and difficult-to-treat AML patient population. The FDA has granted orphan drug designation to luxeptinib for the treatment of patients with AML. Orphan drug designation is granted by the FDA to encourage companies to develop therapies for the treatment of diseases that affect fewer than 200,000 individuals in the United States. Orphan drug status provides research and development tax credits, an opportunity to obtain grant funding, exemption from FDA application fees and other benefits. The orphan drug designation also provides us with seven additional years of marketing exclusivity in this indication.

Manufacturing:

During fiscal years 2017 and 2018, we created a scalable chemical synthetic route for the manufacture of luxeptinib drug substance and have scaled the manufacture of API (active pharmaceutical ingredient, or drug substance) to multi-kg levels, we completed the manufacture of a multi-kg batch of API under GMP conditions as our API supply for our first-in-human clinical trials, and we manufactured under GMP conditions two dosage strengths of capsules to serve as our clinical supply in those human studies. During fiscal 2019 and 2020, we completed successful manufacture of multiple batches of API and drug product, and planned numerous GMP production campaigns to supply the ongoing trial and planned trials into the future. To date we have been able to manufacture API and capsules to support clinical supplies under GMP conditions. We are continuing our manufacturing campaigns in the current 2021 fiscal period and continue scale-up and tech transfer activities to support additional manufacturing capacity for the ongoing and planned clinical trials of luxeptinib. Additional research and development funds are being utilized to support exploratory formulation studies in an ongoing effort to craft a superior formulation for later stage development of luxeptinib.

Preclinical Program Updates:

We have completed several non-clinical studies that demonstrate the highly differentiated profile of luxeptinib. Key studies that have been presented at scientific forums are as follows:

•	On April 15, 2018, at the 2018 Annual Meeting of the American Association for Cancer Research (“AACR”), we presented with the OHSU Knight Cancer Institute preclinical data demonstrating that luxeptinib, a pan-FLT3/pan-BTK inhibitor, demonstrates broader activity and superior potency to other FLT3 and BTK inhibitors against primary bone marrow samples from patients with hematologic malignancies. We also presented preclinical data demonstrating that luxeptinib targets multiple pathways to kill diverse subtypes of AML and B-cell malignancies in vitro.

•	On June 15, 2018, at the 23rd Congress of the European Hematology Association (“EHA”), we presented, during a poster presentation, preclinical data demonstrating a unique binding mode of luxeptinib to wild type and C481S mutant BTK. Further, we presented that luxeptinib suppresses the BCR, AKT/PI3K, ERK and NFkB signaling pathways and exerts broader and far greater potency of direct cancer cell killing that ibrutinib against malignant bone marrow cells from patients with CLL, ALL and a host of other hematologic malignancies.

•	On December 3, 2018, we announced two separate poster presentations at the American Society of Hematology (“ASH”) Annual Meeting. The OHSU Knight Cancer Institute and Aptose presented data in one poster and the team at The University of MDACC presented data in a separate poster. These presentations highlighted several key findings. First, in collaboration with the MDACC, orally administered luxeptinib demonstrated efficacy in a PDX study in which the bone marrow cells from a patient with AML having dual ITD and D835 mutations in FLT3 were implanted into a mouse. The dual FLT3 mutant form of AML represents a very difficult-to-treat population that has shown resistance to other FLT3 inhibitors, and data from the PDX model suggest that luxeptinib may be useful in treating such patients. Secondly, Aptose presented high level data from preclinical GLP toxicology studies that demonstrate orally administered luxeptinib is a well-tolerated targeted molecule. Finally, in collaboration with the OHSU Knight Cancer Center, studies of luxeptinib on 124 samples of freshly isolated bone marrow from CLL patients demonstrated both broader and greater cell killing potency for luxeptinib than Ibrutinib.

•	On April 1, 2019, at the 2019 Annual Meeting of the AACR, Aptose, along with our collaborators at OHSU Knight Cancer Institute, presented data highlighting luxeptinib was more potent in killing AML patient-derived samples than other FLT3 inhibitors including midostaurin, sorafenib, sunitinib, dovitinib, quizartinib, crenolanib and gilteritinib. Luxeptinib was equally potent against cells from patients in the adverse, intermediate and favorable risk groups (2017 ELN risk stratification), and cells from patients with relapsed or transformed AML (World Health Organization classification) were as sensitive as those from patients with de novo AML. The data demonstrated potency on primary AML patient samples across all AML subgroups including relapsed/refractory/transformed AML and those with genetic abnormalities related to poor prognosis. While patient samples with FLT3-ITD mutations were expected to have greater sensitivity to luxeptinib, the most surprising correlation was the sensitivity of patient samples with IDH1 R132 mutations. The enhanced sensitivity of IDH-1 mutant AML to luxeptinib warrants investigation in the clinical setting. Moreover, in studies of luxeptinib on AML patient bone marrow samples, we demonstrated that mutations in p53, ASXL1 and NPM1 do not hinder the potency of luxeptinib.

•	On June 14, 2019, we presented new preclinical data for luxeptinib in a poster presentation at the 24th Congress of the EHA in Amsterdam, the Netherlands. The poster, CG-806, preclinical in vivo efficacy and safety profile as a pan-FLT3 / pan-BTK inhibitor, highlights the in vivo anti-leukemic efficacy of luxeptinib and its GLP toxicology and toxicokinetic profile. In a preclinical MV4-11 FLT3-ITD AML xenograft mouse model, luxeptinib suppressed leukemia growth at all doses tested throughout the 28-day period of dosing. In the mice treated with 100 mg/kg, 5 of 11 (45%) were cured through day 120, and in the 300 mg/kg group, 10 of 11 (91%) of the mice were cured. Retreating the “uncured’ mice in these two dose groups for an additional 28 days beginning on day 88 led to rapid and robust antitumor response in all retreated mice through day 120. In the “re-treated” mice, no drug resistance and no toxicities were observed. GLP 28-day toxicology and TK studies mice and dogs showed no adverse luxeptinib-related effects on body weight, ophthalmic, respiratory or neurological examinations, clinical pathology (coagulation, clinical chemistry, or urinalysis), organ weight or macroscopic evaluations. No luxeptinib-related cardiovascular effects were noted in the 28-day GLP toxicology study or in a separate preclinical cardiovascular safety study.

•	On October 24, 2019, we presented preclinical data in a poster presentation at the 5th International Conference on Acute Myeloid Leukemia “Molecular and Translational” Advances in Biology and Treatment in Estoril, Portugal. The poster, CG-806 Pan-FLT3/Pan-BTK Inhibitor Simultaneously Suppresses Multiple Oncogenic Signaling Pathways to Treat AML, highlighted that luxeptinib acts on large xenograft tumors with no evidence of drug resistance and with no observed toxicity, enhances killing of patient-derived AML and B-cell cancer cells when combined with venetoclax, and retains activity in patient-derived AML cells even when cells harbor mutations of FLT3, IDH-1, NPM1, ASXL1 or p53.
37

•	On December 8 and 9, 2019, we presented new preclinical data in two separate poster presentations at the 61st ASH Annual Meeting. On December 8, 2019, the poster CG-806, a First-in-Class Pan-FLT3/Pan-BTK Inhibitor, Exhibits Broad Signaling Inhibition in Chronic Lymphocytic Leukemia Cells compared luxeptinib and ibrutinib, the standard of care, on primary patient cells of CLL highlighting that CG-806 broadly inhibits B-cell receptor signaling in CLL cells, resulting in CLL cell apoptosis and reduced proliferation, luxeptinib is more potent than ibrutinib in inducing apoptosis of MEC1 CLL cells and, finally, luxeptinib targets elements of the CLL microenvironment, and thereby potentially targets pro-survival signals from the microenvironment. The poster presented on December 9, 2019 titled Synergistic Targeting of BTK and E-Selectin/CXCR4 in the Microenvironment of Mantle Cell Lymphomas, explored the effects of luxeptinib on cells of MCL, a rare subtype of aggressive B cell non Hodgkin lymphoma that is incurable with standard therapy, and investigated the molecular mechanisms of acquired resistance to treatment, highlighted that luxeptinib demonstrated superior anti-lymphoma effects compared with ibrutinib, exerting potent cell growth inhibitory effects on ibrutinib-resistant MCL cells, luxeptinib suppresses phospho-BTK, -Stat3, -AKT, -ERK, -Src, NF-kB, and the anti-apoptotic protein Mcl1, while upregulating p53, luxeptinib increased autophagy in MCL cells, which may be associated with resistance to luxeptinib-mediated apoptosis. Inhibition of autophagy re-sensitizes MCL cells to luxeptinib-induced apoptosis, luxeptinib treatment upregulates CXCR4/E-selectin levels in MCL cells and finally, combination of CXCR4/E-selectin antagonists with luxeptinib enhances luxeptinib-induced apoptotic killing of MCL cells in the presence of the tumor microenvironment. On December 7, 2019, Aptose also hosted a corporate event and clinical update, where the company’s management and invited Key Opinion Leaders highlighted some early clinical observations on safety, tolerability, pharmacokinetics, and activity, including. The discussion focused on key findings from dose levels one and two of luxeptinib in heavily pretreated R/R CLL patients, including: the clean safety profile to date, with no myelosuppression, drug-related adverse events or dose-limiting toxicity observed; meaningful oral absorption and predictable pharmacokinetic (“PK”) profile; evidence of target engagement manifesting as inhibition of Phospho-BTK, Phospho-SYK and Phospho-ERK in a plasma inhibitory assay (“PIA”) using plasma from the CLL patient on dose level two, and early evidence of clinical activity in the same patient manifesting as increase in peripheral blood lymphocytes (lymphocytosis), typically associated with BTK inhibition.

•	On April 27, 2020, we presented the early clinical data on luxeptinib at the AACR Virtual Annual Meeting I in lieu of the live oral presentation originally planned. A video summary of Abstract # 9967 - Early clinical findings from a Phase 1a/b dose escalation trial to evaluate the safety and tolerability of CG-806 in patients with relapsed or refractory CLL/SLL or non-Hodgkin’s lymphomas described the first-in-human tests of luxeptinib which are being carried out in a Phase 1a/b clinical study in patients with significant unmet needs including patients with relapsed or refractory CLL, SLL or NHL who had been failed by or been intolerant to two lines of established therapy. We noted that the second patient, treated at the 300 mg BID dose level, represented a classic CLL patient that developed a brisk lymphocytosis (evidence of BTK target engagement and evidence of pharmacologic activity), and that enrollment was continuing.

•	On June 12, 2020, we presented new clinical data on luxeptinib in a poster presentation at the 25th Congress of the EHA. The poster, Early Clinical Findings from a Phase 1 a/b Dose Escalation Trial to Evaluate the Safety and Tolerability of CG-806 in Patients with Relapsed or Refractory CLL/SLL or Non-Hodgkin’s Lymphomas (EHA2020 Abstract# EP711), reviewed luxeptinib data for eight patients (as of the data cut-off date on May 5, 2020) with relapsed or refractory CLL, SLL or NHL in the first in-human Phase 1a/b, open-label, single arm, multicenter dose-escalation clinical study. Data from the ongoing trial demonstrated that luxeptinib was well-tolerated in patients treated at 150 mg, 300 mg, 450 mg BID over multiple cycles, with no dose-limiting toxicities or serious adverse events observed, supporting continued dose escalation. Luxeptinib treatment achieved human steady state PK levels known to be effective in murine tumor models and led to complete inhibition of phospho-BTK and multiple CLL survival pathways. Luxeptinib treatment also led to lymphocytosis in both classic CLL patients entering study with elevated lymphocyte counts and led to complete inhibition of phospho-FLT3, suggesting that dose levels evaluated in this study may be therapeutic in patients with AML.

•	On June 22, 2020, we presented new preclinical data on luxeptinib in a poster presentation at the AACR Virtual Annual II 2020. The poster, CG-806, a First-in-Class FLT3/BTK Inhibitor, and Venetoclax Synergize to Inhibit Cell Proliferation and to Induce Apoptosis and Aggressive B-cell Lymphomas, illustrated how luxeptinib simultaneously inhibits the driver BCR pathway and PI3K/AKT, NFᴋB and MAPK-mediated rescue pathways to kill aggressive double-hit and double-expressor B-cell lymphoma cells. Overall, the presented work provided additional mechanistic evidence to support the clinical development of CG-806 as a single agent or in combination with venetoclax in patients with aggressive B-cell lymphomas harboring unfavorable BCL2/MYC/BCL6 translocations and / or overexpression.

•	On December 6, 2020, we presented new clinical data in a virtual poster presentation at the 62nd ASH Annual Meeting. The poster, A Phase 1 a/b Dose Escalation Study of the Mutation Agnostic BTK/FLT3 Inhibitor CG-806 in Patients with Relapsed or Refractory CLL/SLL or Non-Hodgkin’s Lymphomas reviewed luxeptinib data for fourteen patients (as of the cutoff date of November 2, 2020) with relapsed or refractory CLL, SLL or NHL in the first in-human Phase 1a/b, open-label, single arm, multicenter dose-escalation clinical study. Data from the ongoing trial demonstrated that luxeptinib was generally well-tolerated in patients treated at 150 mg, 300 mg, 450 mg, and 600 mg BID over multiple cycles, supporting continued dose escalation. At the ongoing 750 mg dose, luxeptinib achieved steady state plasma concentration greater than 2 micromolar at the of Cycle 1. Luxeptinib treatment also led to modest reductions in patients with different B-cell malignancies. On December 6, 2020, Aptose also hosted a corporate event and clinical update, where the company’s management and invited Key Opinion Leaders highlighted some early clinical observations on safety, tolerability, pharmacokinetics, and activity, including. The discussion focused on key findings from dose levels one and two of luxeptinib in heavily pretreated R/R CLL patients, including: the clean safety profile to date, with no myelosuppression, drug-related adverse events or dose-limiting toxicity observed; meaningful oral absorption and predictable PK profile; evidence of target engagement manifesting as inhibition of Phospho-BTK, Phospho-SYK and Phospho-ERK in a PIA using plasma from the CLL patient on dose level two, and early evidence of clinical activity in the same patient manifesting as increase in peripheral blood lymphocytes (lymphocytosis), typically associated with BTK inhibition.

APTO-253

APTO-253, a small molecule inhibitor of MYC gene expression, is being evaluated by Aptose in a Phase 1a/b clinical trial in patients with R/R hematologic malignancies, particularly R/R AML and high-risk MDS. The Phase 1b, multicenter, open-label, dose-escalation clinical trial of APTO-253 is designed to assess the safety, tolerability, pharmacokinetics and pharmacodynamic responses and efficacy of APTO-253 as a single agent and determine the recommended Phase 2 dose. APTO-253 is being administered once weekly, over a 28-day cycle. The dose escalation stage of the study could potentially enroll up to 20 patients with R/R AML or high-risk MDS. The study is designed to then transition, as appropriate, to single-agent expansion cohorts in R/R AML and/or high-risk MDS.

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

Preclinical data presented at scientific forums are as follows:

•	On April 17, 2018, at the 2018 Annual Meeting of the AACR, we presented preclinical data demonstrating that APTO-253 is a new addition to the repertoire of drugs that can exploit DNA BRCA1/2 deficiency, broadening the potential applicability of APTO-253 towards solid cancer indications.

•	On June 4, 2018, we announced that preclinical data elucidating the mechanism of action of APTO-253 were published in two separate articles in the June 2018 issue (Volume 17, Number 6) of Molecular Cancer Therapeutics, a peer-reviewed journal of the AACR. The most important finding disclosed in the published articles is the ability of the APTO-253 small molecule to bind to and stabilize a G-quadruplex DNA motif found in the promoter regulatory region of the MYC oncogene and to inhibit expression of the MYC gene, thereby depleting the cells of the MYC oncoprotein and leading to cancer cell death. These findings make APTO-253 the only clinical stage molecule that can directly target the MYC gene and inhibit its expression.

•	On April 1, 2019, at the 2019 Annual Meeting of the AACR, we presented in vitro studies that further define the mechanism of action of APTO-253. Researchers found that APTO-253 targets a G-quadruplex motif in the P1/P2 promoter region of the MYC gene and inhibits MYC gene expression to induce apoptosis, resulting in its ability to potently kill hematologic malignant cell lines and primary samples from AML and CLL patients. In this study, researchers performed long-term in vitro studies to determine if and how cells might develop resistance to APTO-253. MYC driven Raji cells required three years in increasing concentrations of APTO-253 in order to adopt multiple modifications and develop high level resistance to APTO-253. These modifications include up-regulation of the ABCG2 transporter, acquisition of a more stable MYC protein lacking the conserved core sequence of MYC Box III generated by deletion of an internal region of the MYC gene exon 2, and utilization of alternate P3 promoter not inhibited by G4 binding and stabilization. Importantly, these studies confirmed the MYC gene as a target of APTO-253.
39

•	On December 6, 2020, we presented new clinical data in a virtual poster presentation at the 62nd ASH Annual Meeting. The poster, A Phase 1a/b Dose Escalation Study of the MYC Repressor APTO-253 in Patients with Relapsed or Refractory AML or Higher-risk MDS reviewed APTO-253 data for 10 patients with relapsed or refractory AML and MDS at 20 mg/m2, 40 mg/m2, 66 mg/m2 and 100 mg/m2 once weekly over multiple cycles. APTO-253 demonstrated MYC reduction in 5 out of 6 patients 24 hours after dosing C1D1 providing proof of concept that APTO-253 is a MYC repressor. APTO-253 was well tolerated with no dose-limiting toxicities or serious adverse events observed, supporting continued dose escalation.

While as of the date of this report we have not experienced any material delays in initiating our luxeptinib Phase 1 clinical study in AML due to COVID-19, we are conducting site initiation visits remotely which could result in delays in site activations and negatively impact this trial. Additionally, COVID-19 could negatively impact patient enrollment if our clinical sites are unable to enroll patients due to either a lack of administrative resources at their sites or decisions made at the clinical sites to limit patient exposure to COVID-19.

As of the date of this report, we have not experienced material delays in the manufacturing of luxeptinib or APTO-253 related to COVID-19. Should our manufacturers experience shortages in staffing or be required to shut down their facilities due to COVID-19 for an extended period of time, our trials may be negatively impacted.

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

Sources of liquidity:

The following table presents our cash and cash equivalents, investments and working capital as at December 31, 2020 and 2019.

(in thousands)	Balances at December 31, 2020	Balances at December 31, 2019
Cash and cash equivalents	$117,393	$79,842
Investments	5,000	17,758
Total	$122,393	$97,600

Working capital	118,264	93,227

Working capital represents primarily cash, cash equivalents, investments, prepaid expenses and other current assets less current liabilities.

We believe that our cash, cash equivalents and investments on hand at December 31, 2020 will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment of our clinical trials, the amount of drug product that we will require to support our clinical trials, and our general corporate overhead costs to support our operations, and our reliance on our manufacturers. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway.

Since our inception, we have financed our operations and technology acquisitions primarily from equity financing, proceeds from the exercise of warrants and stock options, and interest income on funds held for future investment.

On July 20, 2020 and August 10, 2020, the Company completed a confidentially marketed public offering (“CMPO”), with Piper Sandler & Co. (“Piper Sandler”) as the representative of the underwriters, through the issuance of, in the aggregate, 11,854,472 Common Shares for gross proceeds of $62.2 million (approximately $58.2 million net of share issue costs).

On May 5, 2020, the Company entered an “at-the-market” equity distribution agreement with Piper Sandler and Canaccord Genuity LLC (“Canaccord Genuity”) acting as co-agents (the “2020 ATM Facility”). Under the terms of the 2020 ATM Facility, the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market. During the year ended December 31, 2020, the Company did not issue any shares under the 2020 ATM Facility.

During the year ended December 31, 2019, the Company completed two CMPOs, with RBC Capital Markets, LLC (“RBC Capital Markets”) and Canaccord Genuity, as representatives of the underwriters, and Piper Jaffray & Co (now Piper Sandler) as the representative of the underwriters, respectively, through the issuance of, in the aggregate, 30,043,750 Common Shares for aggregate gross proceeds of $95.45 million (approximately $88.18 million net of share issue costs). The Company also raised capital pursuant to two separate share purchase agreements with Aspire Capital Fund, LLC (“Aspire Capital”) through the issuance of an aggregate of 7,302,433 Common Shares for aggregate gross proceeds of $14.4 million. We do not expect that COVID-19 will have a significant impact on our liquidity and capital resources and we are not incurring significant additional costs to support our ongoing operations during this time. We have not entered into long term manufacturing contracts and should there be a delay in our trials we have flexibility to reduce future planned manufacturing campaigns without incurring additional costs.

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

Cash flows:

The following table presents a summary of our cash flows for the years ended December 31, 2020 and 2019:

	For the Years Ended,
(in thousands)	December 31,2020	December 31, 2019

Net cash provided by (used in):
Operating activities	$(33,891)	$(21,558)
Investing activities	12,628	(17,370)
Financing activities	58,807	103,448
Effect of exchange rates changes on cash and cash equivalents	7	23
Net increase in cash and cash equivalents	$37,551	$64,543

Cash used in operating activities:

Our cash used from operating activities for the years ended December 31, 2020 and 2019 was approximately $33.9 million and $21.6 million, respectively. Net cash used in operating activities was higher in the year ended December 31, 2020 as compared with the year ended December 31, 2019 resulting mostly from a higher net loss in the current year. See “Results of Operations”. Our uses of cash for operating activities for both years consisted primarily of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees.

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

Cash flow from investing activities:

Our cash provided by investing activities for the year ended December 31, 2020 was $12.6 million, and consisted of maturities of investments of $12.7 million and purchases of property and equipment of $79 thousand. Our cash used by investing activities for the year ended December 31, 2019 was $17.4 million, and consisted of net purchases of investments of $17.3 million and purchases of property and equipment of $102 thousand.

The composition and mix of cash, cash equivalents and investments is based on our evaluation of conditions in financial markets and our near-term liquidity needs. We have exposure to credit risk, liquidity risk and market risk related to our investments. The Company manages credit risk associated with its cash and cash equivalents and investments by maintaining minimum standards of R1-low or A-low investments. The Company invests only in highly rated corporations and treasury bills which are capable of prompt liquidation. The Company manages its liquidity risk by continuously monitoring forecasts and actual cash flows. The Company is subject to interest rate risk on its cash and cash equivalents and investments. The Company does not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to interest rates on the investments, owing to the relative short-term nature of the investments.

Cash flow from financing activities:

Our cash flow from financing activities for the year ended December 31, 2020 was approximately $58.8 million, consisted mostly of the CMPO we completed in July and August 2020 as described above and of proceeds from the exercise of stock options of $573 thousand. Net cash provided by financing activities in the year ended December 31, 2019 reflects mostly:

i)	18,543,750 Common Shares issued pursuant to the CMPO we completed in December 2019 with Piper Jaffray & Co. (now Piper Sandler) as representatives of the underwriters, for net proceeds of approximately $68.6 million,

ii)	11,500,000 Common Shares issued pursuant to the CMPO we completed in June 2019 with RBC Capital Markets and Canaccord Genuity, as representatives of the underwriters, for net proceeds of approximately $19.6 million,

iii)	1,800,000 shares issued to Aspire Capital pursuant to the 2019 Aspire Purchase Agreement, as described below, for net proceeds of approximately $4.4 million,

iv)	5,502,433 shares issued to Aspire Capital pursuant to the 2018 Aspire Purchase Agreement, as described below, for net proceeds of approximately $10 million,

v)	77,349 shares issued pursuant to the 2018 ATM Facility with Cantor Fitzgerald, as described below, for net proceeds of approximately $178 thousand, and

vi)	proceeds from the exercise of stock options of $718 thousand.

At-The-Market Facilities

On May 5, 2020, the Company entered into an equity distribution agreement with Piper Sandler and Canaccord Genuity acting as co-agents in connection with the 2020 ATM Facility. Under the terms of the 2020 ATM Facility, the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market. During the year ended December 31, 2020, the Company did not issue any shares under the 2020 ATM Facility.

On May 24, 2019, we entered an at-the-market equity facility (the “2019 ATM Facility”) with Piper Jaffray & Co. (now Piper Sandler) and Canaccord Genuity, acting as co-agents. The 2019 ATM Facility replaced the previous facility that we had entered into with Cantor Fitzgerald (the “2018 ATM Facility”). The 2019 ATM Facility allowed us to instruct our co-agents to offer up to approximately 20.2 million Common Shares, having an aggregate offering value of up to $40.0 million, at the prevailing market price from time to time. The Company did not issue any shares under the 2019 ATM Facility, and on December 16, 2019, the Company terminated the 2019 ATM Facility.

On March 27, 2018, the Company entered into an equity distribution agreement with Cantor Fitzgerald acting as sole agent in connection with the 2018 ATM Facility. Under the terms of the 2018 ATM Facility, the Company was allowed, from time to time, to sell Common Shares having an aggregate offering value of up to $30 million through Cantor Fitzgerald on the Nasdaq Capital Market. During the year ended December 31, 2019, the Company issued 77,349 shares under the 2018 ATM Facility at an average price of $2.37 for gross proceeds of $183 thousand ($178 thousand net of share issue costs). On a cumulative basis to December 31, 2019, the Company had raised a total of $11.2 million gross proceeds ($10.9 million net of share issue costs) under the 2018 ATM Facility. The Company terminated this agreement on May 24, 2019.

Common Share Purchase Agreements

On May 30, 2018, the Company entered into a common share purchase agreement to sell up to $20.0 million of Common Shares to Aspire Capital over approximately 30 months (the “2018 Aspire Purchase Agreement”). Pursuant to the terms of this agreement, on June 8, 2018, the Company issued 170,261 Common Shares to Aspire Capital in consideration for entering into the 2018 Aspire Purchase Agreement for a total cost of $600 thousand. During the year ended December 31, 2019, the Company issued 5,502,433 Common Shares to Aspire Capital pursuant to the 2018 Aspire Purchase Agreement at an average price of $1.82 per Common Share for gross and net proceeds of $10 million. On a cumulative basis, the Company raised a total of approximately $11.9 million gross and net proceeds under the 2018 Aspire Purchase Agreement. As of May 24, 2019 the Company had issued 6,409,980 Common Shares, the maximum number of Common Shares issuable under this facility without shareholder approval, and the 2018 Aspire Purchase Agreement was accordingly terminated.

On May 7, 2019, the Company entered into the a common share purchase agreement with Aspire Capital (the “2019 Aspire Purchase Agreement”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $20 million of Common Shares over approximately 30 months. Pursuant to the terms of this agreement, on May 13, 2019, the Company issued 171,428 Common Shares to Aspire Capital in consideration for entering into the 2019 Aspire Purchase Agreement for a total cost of $360 thousand. During the period from May 7, 2019 up to December 16, 2019, the date the 2019 Aspire Purchase Agreement was terminated, the Company issued 1,800,000 Common Shares under the agreement at an average price of $2.43 per Common Share for gross and net proceeds of $4.4 million.

Contractual Obligations and Off-Balance Sheet Financing

As at December 31, 2020, we have not entered into any off-balance sheet arrangements.

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

Under the license agreement with CG with regards to the Rights (other than the China Rights), the Company has obligations for development milestones of $16 million related to the initiation of Phase 2 and pivotal clinical trials, and regulatory milestones totaling $44 million. The Company also has an obligation to pay royalty payments on sales of commercialized product. The timing of any milestone or royalty payments that may become due is not yet determinable.

Under the license agreement with CG with regards to the China Rights, we entered into a license agreement with CG to gain an exclusive license to CG-806 in China (including the People’s Republic of China, Hong Kong and Macau). The Company has future obligations of development milestones of $6 million related to approval of an IND and to the initiation of Phase 2 and pivotal clinical trials, and regulatory milestones totaling $20 million. The Company also has an obligation to pay sales milestones and royalty payments on sales of commercialized product. The timing of any milestone or royalty payments that may become due is not yet determinable.

RESULTS OF OPERATIONS

A summary of the results of operations for the years ended December 31, 2020 and 2019 is presented below:

	Year ended December 31,
(in thousands except per Common Share data)	2020	2019

Revenues	$—	$—
Research and development expenses	29,288	16,835
General and administrative expenses	26,480	10,022
Net finance income	530	580
Net loss	$(55,238)	$(26,277)
Unrealized gain/(loss) on securities available-for-sale	(18)	18
Total comprehensive loss	$(55,256)	$(26,259)
Basic and diluted loss per Common Share	$(0.67)	$(0.52)

Net loss of $55.2 million for the year ended December 31, 2020 increased by approximately $28.9 million as compared with $26.3 million for the year ended December 31, 2019, primarily as a result of an increase of $19.1 million in stock-based compensation in the current period, a combined increase in program costs and related labor costs of approximately $9.8 million on our luxeptinib development program and higher cash-based general and administrative expenses of approximately $549 thousand. These expenses were partially offset by lower costs of $545 thousand on our APTO-253 development programs.

Research and Development Expenses

The research and development (“R&D”) expenses for the years ended December 31, 2020 and 2019 were as follows:

	Year ended December 31,
(in thousands)	2020	2019

Program costs – luxeptinib	$16,329	$8,475
Program costs – APTO-253	3,632	4,177
Personnel expenses	5,590	3,679
Stock-based compensation	3,720	474
Depreciation of equipment	17	30
	$29,288	$16,835

R&D expenses increased by $12.5 million to $29.3 million for the year ended December 31, 2020 as compared with $16.8 million for the comparative period in 2019. Changes to the components of our R&D expenses presented in the table above are primarily as a result of the following activities:

•	Program costs for luxeptinib increased by approximately $7.9 million, mostly as a result of higher manufacturing costs, including costs to scale up manufacturing and research costs associated with optimizing the formulation, higher costs associated with the luxeptinib Phase 1a/b trial and the costs associated with the luxeptinib AML trial.

•	Program costs for APTO-253 decreased by approximately $545 thousand, mostly as a result of lower manufacturing costs and lower clinical trial costs related to the APTO-253 Phase 1a/b trial.

•	Personnel-related expenses increased by $1.9 million, mostly related to new positions hired since the second quarter of 2019 to support the luxeptinib Phase 1a/b and APTO-253 Phase 1a/b clinical trials and the luxeptinib AML Phase 1a/b clinical trial.

•	Stock-based compensation increased by approximately $3.2 million in the year ended December 31, 2020, compared with the year ended December 31, 2019, mostly related to an increase in the number of options granted during the year ended December 31, 2020 and a higher grant date fair value of options as compared with the year ended December 31, 2019, and a higher rate of forfeitures in the comparative period in 2019.

General and Administrative Expenses

The general and administrative expenses for the years ended December 31, 2020 and 2019 are as follows:

	Year ended December 31,
(in thousands)	2020	2019

General and administrative, excluding items below:	$8,627	$8,078
Stock-based compensation	17,718	1,822
Depreciation of equipment	135	122
	$26,480	$10,022

General and administrative expenses for the year ended December 31, 2020 were approximately $26.5 million as compared with $10.0 million for the comparative period in 2019, an increase of approximately $16.5 million. The increase was primarily as a result of the following:

•	General and administrative expenses, other than stock-based compensation and depreciation of equipment, increased by approximately $549 thousand in the year ended December 31, 2020 primarily as a result of higher personnel related costs, higher insurance costs and higher office administrative costs offset by lower financing costs and lower travel expenses.

•	Stock-based compensation increased by approximately $15.9 million in the year ended December 31, 2020, compared with the year ended December 31, 2019 mostly related to an increase in the number of restricted share units and options granted during the year ended December 31, 2020, and a higher grant date fair value of options as compared with December 30, 2019.

COVID-19 did not have a significant impact on our results of operations for the year ended December 31, 2020. We have not experienced and do not foresee material delays to the enrollment of patients or timelines for the luxeptinib Phase 1a/b trial due to the variety of clinical sites that we have actively recruited for this trial. Similarly, we do not expect our enrollment of the luxeptinib AML trial to be negatively impacted by COVID-19 as we plan to use a variety of clinical sites for this trial as well. APTO-253, which is administered intravenously, requires the need for hospital / clinical site resources to assist and monitor patients during each infusion and, based on the current conditions caused by COVID-19, future enrollment of patients on this trial is likely to be negatively impacted. As of the date of this report, we have not experienced material delays in the manufacturing of luxeptinib or APTO-253 related to COVID-19. Should our manufacturers be required to shut down their facilities due to COVID-19 for an extended period of time, our trials may be negatively impacted.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies and Estimates

We periodically review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. As part of this process, we have reviewed our selection, application and communication of critical accounting policies and financial disclosures. Management has discussed the development and selection of the critical accounting policies with the Audit Committee of the Board, and the Audit Committee has reviewed the disclosure relating to critical accounting policies in this MD&A.

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

Other important accounting policies and estimates made by management are the estimates related to prepaid and accrued R&D activities, the valuation of contingent liabilities, the valuation of tax accounts, and the assumptions used in determining the valuation of share-based compensation.

Research and Development Activities:

R&D costs are expensed as incurred.  R&D costs consist primarily of salaries and benefits, stock-based compensation, manufacturing, contract services, clinical trials, and research related overhead.  Non-refundable advance payments for goods and services that will be used in future research are recorded in prepaid and other assets and are expensed when the services are performed.

The Company records expenses for research and development activities based on Management’s estimates of services received and efforts expended pursuant to contracts with vendors that conduct research and development on Aptose’s behalf. The financial terms vary from contract to contract and may result in uneven payment flows as compared with services performed or products delivered. As a result, the Company is required to estimate research and development expenses incurred during the period, which impacts the amount of accrued expenses and prepaid balances related to such costs as of each balance sheet date. Management estimates the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services. Management makes significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, the Company adjusts the accrued estimates.

Although Management does not expect our estimates to be materially different from amounts actually incurred, if the estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in the Company reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between the estimates of such expenses and the amounts actually incurred.

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

Valuation of share based compensation:

Management measures the costs for share based payments using market-based option valuation techniques. Assumptions are made and judgment is used in applying valuation techniques. These assumptions and judgments include estimating the future volatility of the share price, expected dividend yield, and expected life of the options. The Company uses historical data to estimate the expected dividend yield and expected volatility of its Common Shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding. Such judgments and assumptions are inherently uncertain. The increase or decrease of one of these assumptions could materially increase or decrease the fair value of share based payments and share purchase warrants issued and the associated expense.

The weighted average assumptions that were used in the Black Scholes option pricing model to determine the fair value of stock options granted during the periods ended December 31, 2020 and 2019, respectively, are presented in Note 12 to the consolidated financial statements.

Leases:

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

Updated share information

As at March 23, 2021, we had 88,885,238 Common Shares issued and outstanding. In addition, there were 14,643,053 Common Shares issuable upon the exercise of outstanding stock options.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of our fiscal year ended December 31, 2020, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, to allow timely decisions regarding required disclosure.

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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria. We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Securities Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended December 31, 2020, that  have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because we are incorporating by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, referred to as the Proxy Statement, which will be filed with the SEC within 120 days of the 2020 fiscal year-end.

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

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Document
3.1	Articles of Incorporation, Arrangement and Amendment (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 6-K filed with the SEC on June 12, 2015)
3.2	By-law #2 of the Company (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 6-K filed with the SEC on June 12, 2015)
4.1*	Description of Securities
10.1	Indemnification Agreement dated July 10, 2007 between Lorus Therapeutics Inc. and the Company (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 6-K filed with the SEC on September 4, 2007)
10.2+	Amended and Restated Executive Employment Agreement between the Company and Dr. William G. Rice dated August 19, 2014 (incorporated herein by reference to Exhibit 4.9A to the Company’s Annual Report on Form 20-F filed with the SEC on March 4, 2015)
10.3+	Executive Employment Agreement between the Company and Gregory K. Chow dated November 29, 2013 (incorporated herein by reference to Exhibit 4.9.1 to the Company’s Annual Report on Form 20-F filed with the SEC on May 16, 2014)
10.4+	Share Option Plan as amended May 5, 2015 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 6-K filed with the SEC on June 12, 2015)
10.5+	Stock Incentive Plan as adopted May 5, 2015 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 6-K filed with the SEC on June 12, 2015)
10.6+	Form of Executive Employment Agreement, dated June 3, 2019, between the Company and Dr. Jotin Marango (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report filed on Form 10-Q on August 6, 2019)
10.7+	Form of Executive Employment Agreement, dated December 4, 2019, between the Company and Dr. Rafael Bejar (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report filed on Form 10-K filed with the SEC on March 10, 2020)
10.8^	License agreement dated June 13, 2018 by and between the Company and CrystalGenomics, Inc. (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 6-K filed with the SEC filed on June 22, 2018)
10.9^	Option and License Agreement between the Company and CrystalGenomics, Inc. dated March 21, 2016 (incorporated herein by reference on Form 10-KA/3 filed with the SEC on April 22, 2019)
10.10^	Amendment to Option and License Agreement between the Company and CrystalGenomics, Inc., dated April 26, 2016 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 6-K filed with the SEC on June 8, 2016)
10.11^	Second Amendment to Option and License Agreement between the Company and CrystalGenomics, Inc., dated May 13, 2016 (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 6-K filed with the SEC on June 8, 2016)

Exhibit Number	Description of Document
10.12^	Third Amendment to Option and License Agreement between the Company and CrystalGenomics, Inc., dated May 19, 2016 (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 6-K filed with the SEC on June 8, 2016)
10.13^	Fourth Amendment to Option and License Agreement between the Company and CrystalGenomics, Inc., dated June 1, 2016 (incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 6-K filed with the SEC on June 8, 2016)
10.14^	License Agreement dated as of March 6, 2018 by and between the Company and Ohm Oncology Inc. (incorporated herein by reference to Exhibit 99.2 on Form 6-K filed with the SEC filed on March 8, 2018)
10.15^	Underwriting Agreement, dated May 30, 2019, between Aptose Biosciences Inc. and RBC Capital Markets, LLC and Canaccord Genuity LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report filed on Form 8-K on May 30, 2019).
10.16^	Underwriting Agreement, dated December 16, 2019, between Aptose Biosciences Inc. and Piper Sandler & Co. (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report filed on Form 8-K on December 17, 2020).
10.17^	Equity Distribution Agreement dated May 5, 2020 between the Company and Piper Sandler & Co. and Cannacord Genuity LLC (incorporated by reference to Exhibit 10.1 on Form 8K filed with the SEC on May 5, 2020).
10.18^	Underwriting Agreement, dated July 15, 2020, between Aptose Biosciences Inc. and Piper Sandler & Co. (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report filed on Form 8-K on July 16, 2020).
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm (KPMG)
24.1*	Powers of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following consolidated financial statements from the Aptose Biosciences Inc. Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) statements of operations and comprehensive loss, (ii) balance sheets, (iii) statements of changes of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.

_______________________________

+	Indicates management contract or compensatory plan.
*	Filed herewith.
^	Confidential treatment has been sought with respect to certain portions of this exhibit.
^^	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

ITEM 16. form 10-k summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 23rd day of March, 2021.

Aptose Biosciences Inc.

By:	/s/ William G. Rice
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

Signature	Title

/s/ William G. Rice, Ph.D.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Gregory K. Chow	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Accounting Officer) and Chief Operating Officer

/s/ Denis R. Burger, Ph.D.	Director, Lead Independent

/s/ Carol G. Ashe	Director

/s/ Caroline Loewy	Director

/s/ Erich M. Platzer, M.D., Ph.D.	Director

/s/ Mark D.Vincent, M.D.	Director

/s/ Warren Whitehead	Director

Consolidated Financial Statements

APTOSE BIOSCIENCES INC.

Years ended December 31, 2020 and 2019

KPMG LLP

100 New Park Place, Suite 1400

Vaughan, ON L4K 0J3

Tel 905-265 5900

Fax 905-265 6390

www.kpmg.ca

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Aptose Biosciences Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Aptose Biosciences Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

KPMG LLP, an Ontario limited liability partnership and member firm of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee. KPMG Canada provides services to KPMG LLP.

Aptose Biosciences Inc.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Research and Development Prepaid and Accrued Costs

As discussed in Notes 2(i), 4 and 9 to the consolidated financial statements, the Company records expenses for research and development activities based on Management’s estimates of services received and efforts expended pursuant to contracts with vendors that conduct research and development on the Company’s behalf. The financial terms vary from contract to contract and may result in uneven payment flows as compared with services performed or products delivered. As a result, the Company is required to estimate research and development expenses incurred during the period, which impacts the amount of accrued expenses and prepaid balances related to such costs as of each balance sheet date. Management estimates the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services. Management makes significant judgments and estimates in determining the accrued balance at the end of each reporting period.

We identified the evaluation of research and development prepaid and accrued costs as a critical audit matter. The Company’s estimates are based on a number of factors, including the Company’s knowledge of the status of each of the research and development project milestones, and contract terms together with related executed change orders. Higher degree of auditor judgment was required in evaluating the results of our audit procedures regarding the Company’s estimates, because of the subjectivity and estimation uncertainty in the significant assumptions used in the calculation.

Aptose Biosciences Inc.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the critical audit matter. This included controls over the development of the estimated amount of prepaid and accrued costs incurred by the contract research organizations and contract manufacturing organizations during the period. For a selection of research and development projects, we assessed the Company’s estimates of a selection of the research and development activities completed to date by:

•	inquiring with Company personnel responsible for overseeing the research and development activities to understand progress of the activities;

•	inspecting the terms of the contracts between the Company and the respective contract research and contract manufacturing organizations, the correspondence between the Company and these organizations as to the completion status, arriving at an estimate of the prepaid or accrual amounts based thereon and comparing it to the amounts recorded by the Company; and

•	performing a lookback analysis by comparing the estimated accrual balances at prior annual reporting date to the actual amounts that were ultimately invoiced.

We have served as the Company’s auditor since 2003.

Chartered Professional Accountants, Licensed Public Accountants

Vaughan, Canada

March 23, 2021

APTOSE BIOSCIENCES INC.

Consolidated Statements of Financial Position

(Expressed in thousands of US dollars)

	December 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$117,393	$79,842
Investments	5,000	17,758
Prepaid expenses	2,554	1,025
Other current assets	129	141
Total current assets	125,076	98,766
Non-current assets:
Property and equipment	261	334
Right-of-use assets, operating leases	925	1,376
Total non-current assets	1,186	1,710
Total assets	$126,262	$100,476
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,171	$1,960
Accrued liabilities	4,102	3,058
Current portion of lease liability, operating leases	539	521
Total current liabilities	6,812	5,539
Non-current liabilities:
Lease liability, operating leases	535	1,011
Total liabilities	7,347	6,550

Shareholders’ equity:
Share capital:
Common shares, no par value, unlimited authorized shares, 88,881,737 and 76,108,031 shares issued and outstanding at December 31, 2020 and December 31, 2019	429,523	365,490
Additional paid-in capital	50,861	34,649
Accumulated other comprehensive loss	(4,316)	(4,298)
Deficit	(357,153)	(301,915)
Total shareholders’ equity	118,915	93,926

Total liabilities and shareholders’ equity	$126,262	$100,476

See accompanying notes to consolidated financial statements

Subsequent events (note 17)

APTOSE BIOSCIENCES INC.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for per common share data)

	Year ended December 31, 2020	Year ended December 31, 2019

Revenue	$-	$-

Expenses:
Research and development	29,288	16,835
General and administrative	26,480	10,022
Operating expenses	55,768	26,857
Other income :
Interest income	522	574
Foreign exchange gain	8	6
Total other income	530	580

Net loss	(55,238)	(26,277)

Other comprehensive loss:
Unrealized gain/(loss) on securities available-for-sale	(18)	18
Total comprehensive loss	$(55,256)	$(26,259)

Basic and diluted loss per common share	$(0.67)	$(0.52)

Weighted average number of common shares outstanding used in the calculation of (in thousands)
Basic and diluted loss per common share	81,837	50,160

See accompanying notes to consolidated financial statements.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of US dollars)

	Common Shares
	Shares (thousands)	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total
Balance, December 31, 2019	76,108	$365,490	$34,649	$(4,298)	$(301,915)	$93,926
Common shares issued pursuant to public offering	11,854	58,234	-	-	-	58,234
Common shares issued on redemption of restricted share units	685	4,801	(4,801)	-	-	-
Common shares issued upon exercise of stock options	235	998	(425)	-	-	573
Stock-based compensation	-	-	21,438	-	-	21,438
Other comprehensive gain	-	-	-	(18)	-	(18)
Net loss	-	-	-	-	(55,238)	(55,238)
Balance, December 30, 2020	88,882	$429,523	$50,861	$(4,316)	$(357,153)	$118,915

Balance, December 31, 2018	38,162	$261,072	$32,963	$(4,316)	$(275,638)	$14,081
Common shares issued pursuant to the December 2019 public offering	18,544	68,588	-	-	-	68,588
Common shares issued pursuant to the June 2019 public offering	11,500	19,594	-	-	-	19,594
Common shares issued pursuant to 2019 share purchase agreement	1,971	4,730	-	-	-	4,730
Common shares issued under the 2018 ATM	77	178	-	-	-	178
Common shares issued pursuant to 2018 share purchase agreement	5,502	10,000	-	-	-	10,000
Common shares issued upon exercise of stock options	312	1,248	(530)	-	-	718
Common shares issued on redemption of restricted share units	40	80	(80)	-	-	-
Stock-based compensation	-	-	2,296	-	-	2,296
Other comprehensive gain	-	-	-	18	-	18
Net loss	-	-	-	-	(26,277)	(26,277)
Balance, December 30, 2019	76,108	$365,490	$34,649	$(4,298)	$(301,915)	$93,926

See accompanying notes to consolidated financial statements.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of US dollars)

	Year ended December 31, 2020	Year ended December 31, 2019

Cash flows from operating activities:
Net loss for the year	$(55,238)	$(26,277)
Items not involving cash:
Stock-based compensation	21,438	2,296
Shares issued to Aspire Capital as commitment fees	-	360
Depreciation and amortization	152	152
Amortization of right-of-use assets	462	461
Interest on lease liabilities	69	90
Unrealized foreign exchange gain/(loss)	(8)	(23)
Accrued interest on investments	33	(34)
Change in operating working capital:
Prepaid expenses	(1,529)	(379)
Operating lease payments	(537)	(471)
Other assets	12	(40)
Accounts payable	211	645
Accrued liabilities	1,044	1,662
Cash used in operating activities	(33,891)	(21,558)

Cash flows from financing activities:
Issuance of common shares pursuant to July/August 2020 Public Offering, net of broker commission and agent legal fees	58,402	-
Issuance of common shares pursuant to December 2019 Public Offering, net of broker commission and agent legal fees	-	68,883
Issuance of common shares pursuant to June 2019 Public Offering, net of broker commission and agent legal fees	-	19,736
Issuance of common shares under the 2018 ATM, net of broker commission	-	178
Issuance of common shares under 2019 share purchase agreement	-	4,370
Issuance of common shares under 2018 share purchase agreement	-	10,000
Offering costs paid	(168)	(437)
Issuance of common shares pursuant to exercise of stock options	573	718
Cash provided by financing activities	58,807	103,448

Cash flows from (used in) investing activities:
Maturity (acquisition) of investments, net	12,707	(17,268)
Purchase of property and equipment	(79)	(102)
Cash provided by (used in) investing activities	12,628	(17,370)

Effect of exchange rate fluctuations on cash and cash equivalents held	7	23

Increase in cash and cash equivalents	37,551	64,543

Cash and cash equivalents, beginning of year	79,842	15,299
Cash and cash equivalents, end of year	$117,393	$79,842

See accompanying notes to consolidated financial statements.

APTOSE BIOSCIENCES INC.
Notes to Consolidated Financial Statements
Year ended December 31, 2020 and 2019
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

Aptose has two clinical-stage programs and a second program that is discovery-stage and partnered with another company. CG026806 (“CG-806”), Aptose’s pan-FMS-like tyrosine kinase 3 / pan-Bruton’s tyrosine kinase inhibitor, is currently enrolling patients in a Phase 1, multicenter, open label, dose-escalation study with expansions to assess the safety, tolerability, PK, and preliminary efficacy of CG-806 in patients with chronic lymphocytic leukemia (CLL/SLL) or non-Hodgkin lymphomas (NHL). Aptose was granted IND allowance from the U.S Food and Drug Administration (FDA) to initiate a separate Phase 1 trial in patients with relapse or refractory acute myeloid leukemia (AML) in June 2020, and this trial is also enrolling patients. APTO-253, Aptose’s second program, is a small molecule MYC inhibitor and is currently enrolling patients in a Phase 1b clinical trial for the treatment of patients with R/R blood cancers, including AML and high-risk Myelodysplastic Syndrome.

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

We believe that our cash, cash equivalents and investments on hand at December 31, 2020 will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment of our clinical trials, the amount of drug product that we will require to support our clinical trials, and our general corporate overhead costs to support our operations, and our reliance on our manufacturers. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway.

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

APTOSE BIOSCIENCES INC.
Notes to Consolidated Financial Statements
Year ended December 31, 2020 and 2019
(Tabular amounts in thousands of US dollars, unless otherwise noted)

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

The Company is subject to credit risk from the Company’s cash and cash equivalents and investments. The carrying amount of the financial assets represents the maximum credit exposure. The Company manages credit risk associated with its cash and cash equivalents and investments by maintaining minimum standards of R1-low or A-low investments and the Company invests only in highly rated Canadian corporations and treasury bills, which are capable of prompt liquidation.

APTOSE BIOSCIENCES INC.
Notes to Consolidated Financial Statements
Year ended December 31, 2020 and 2019
(Tabular amounts in thousands of US dollars, unless otherwise noted)

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

Research and development (R&D) costs are expensed as incurred. R&D costs consist primarily of salaries and benefits, stock-based compensation, manufacturing, contract services, clinical trials and research related overhead. Non-refundable advance payments for goods and services that will be used in future research are recorded in prepaid and other assets and are expensed when the services are performed.

The Company records expenses for research and development activities based on Management’s estimates of services received and efforts expended pursuant to contracts with vendors that conduct research and development on Aptose’s behalf. The financial terms vary from contract to contract and may result in uneven payment flows as compared with services performed or products delivered. As a result, the Company is required to estimate research and development expenses incurred during the period, which impacts the amount of accrued expenses and prepaid balances related to such costs as of each balance sheet date. Management estimates the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services. Management makes significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, the Company adjusts the accrued estimates.

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

Stock options awarded to non-employees are measured at grant-date fair value of the equity instruments issued in accordance with FASB issued accounting standards update No 2018-07, Topic 718.

APTOSE BIOSCIENCES INC.
Notes to Consolidated Financial Statements
Year ended December 31, 2020 and 2019
(Tabular amounts in thousands of US dollars, unless otherwise noted)

The Company has a stock incentive plan pursuant to which the Board may grant equity settled stock-based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company. Compensation cost for restricted share units is measured at fair value at the date of grant, which is the market price of the underlying security, and is expensed over the award’s vesting period on a straight-line basis using an estimate of the number of awards that will eventually vest.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filing is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as components of income tax expense. As at December 31, 2020 and December 31, 2019, the Company has not recorded any reserves for potential payments as the Company has a history of losses and does not have any revenue from operations.

3.	Cash and cash equivalents:

Cash and cash equivalents consist of cash of $329 thousand (December 31, 2019 - $1.640 million) and deposits in high interest savings accounts, money market funds and accounts and other term deposits with original maturities of less than 90 days totaling $117.064 million (December 31, 2019 - $78.202 million).

4.	Prepaid expenses:

	December 31,	December 31,
	2020	2019

Prepaid research and development expenses	$622	$451
Other prepaid expenses	1,932	574
	$2,554	$1,025

APTOSE BIOSCIENCES INC.
Notes to Consolidated Financial Statements
Year ended December 31, 2020 and 2019
(Tabular amounts in thousands of US dollars, unless otherwise noted)

5.	Property and equipment:
December 31, 2020	Cost	Accumulated depreciation	Net book value

Laboratory equipment	$185	$177	$8
Computer hardware	170	99	71
Computer software	222	174	48
Office furniture	140	72	68
Leasehold improvements	184	118	66
	$901	$640	$261

December 31, 2019	Cost	Accumulated depreciation	Net book value

Laboratory equipment	$185	$160	$25
Computer hardware	122	60	62
Computer software	222	128	94
Office furniture	116	51	65
Leasehold improvements	177	89	88
	$822	$488	$334

6.	Right of-use assets, operating leases:
	Year ended December 31, 2020	Year ended December 31, 2019

Right-of-use assets, beginning of year	$1,837	$1,570
Additions to right-of-use assets	11	267
Right-of-use assets, end of year	1,848	1,837
Accumulated amortization	(923)	(461)
Right-of use assets, NBV	925	1,376

7.	Investments:

Investments consisted of the following as of December 31, 2020 and December 31, 2019:

	December 31, 2020
	Cost	Unrealized gain/(loss)	Market value

United States Treasury Bills	5,000	-	5,000
	5,000	-	5,000

APTOSE BIOSCIENCES INC.
Notes to Consolidated Financial Statements
Year ended December 31, 2020 and 2019
(Tabular amounts in thousands of US dollars, unless otherwise noted)

	December 31, 2019
	Cost	Unrealized gain	Market value

Guaranteed investment certificates, issued by a Canadian financial institution	12,008	18	12,026
Commercial notes	3,736	-	3,736
Canadian provincial promissory note	1,996	-	1,996
	17,740	18	17,758

8.	Fair value measurements and financial instruments:

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

Level 3 - inputs are unobservable (supported by little or no market activity).

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

The following table presents the Company’s assets that are measured at fair value on a recurring basis for the periods presented:

	December 31, 2020	Level 1	Level 2	Level 3
Assets

Money Market accounts	$668	-	$668	-
Money Market Funds	44,000	-	44,000	-
High interest savings accounts	48,397	$-	48,397	-
United States Treasury Bill	5,000	-	5,000	-
Government of Canada Treasury Bill	23,999	-	23,999	-
	$122,064	$-	$122,064	$-

	December 31, 2019	Level 1	Level 2	Level 3
Assets

High interest savings account	$2,989	$-	$2,989	-
Commercial notes	6,235	-	6,235	-
Canadian provincial promissory notes	5,493	-	5,493	-
Guaranteed investment certificates, issued by a Canadian financial institution	81,243	-	81,243	-

	$95,960	$-	$95,960	$-

APTOSE BIOSCIENCES INC.
Notes to Consolidated Financial Statements
Year ended December 31, 2020 and 2019
(Tabular amounts in thousands of US dollars, unless otherwise noted)

9.	Accrued liabilities:

Accrued liabilities as of December 31, 2020 and December 31, 2019 consisted of the following:

	December 31,	December 31,
	2020	2019

Accrued personnel related costs	$1,917	$1,739
Accrued research and development expenses	1,932	1,062
Other accrued expenses	253	257
	$4,102	$3,058

10.	Lease liability

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

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,
2021	$552
2022	464
2023	119
Thereafter	-
$1,135

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

	Year ended December 31, 2020	Year ended December 31, 2019
Weighted-average remaining term – operating leases (years)	2.1	3.3
Weighted-average discount rate – operating leases	5.40%	5.43%

Lease liability, current portion	539	521
Lease liability, long term portion	535	1,011
Lease liability, total	1,074	1,532

Right-of-use assets obtained in exchange for new operating lease liabilities are as follows:

	Year ended December 31, 2020	Year ended December 31, 2019

Right-of-use assets recorded upon adoption of Topic 842, beginning of period	-	$1,570
Right-of-use assets obtained in exchange for new operating lease liabilities in the period	$11	$267

APTOSE BIOSCIENCES INC.
Notes to Consolidated Financial Statements
Year ended December 31, 2020 and 2019
(Tabular amounts in thousands of US dollars, unless otherwise noted)

Operating lease costs and operating cash flows from our operating leases are as follows:

	Year ended December 31, 2020	Year ended December 31, 2019

Operating lease cost	$530	$551

Operating cash flows from operating leases	$537	$471

11.	Share capital:

The Company has authorized share capital of an unlimited number of common voting shares.

(a)	Equity issuances:

(i)	July/August 2020 Confidentially Marketed Public Offering (CMPO)

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

(ii)	December 2019 Confidentially Marketed Public Offering (CMPO)

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

(iii)	June 2019 Confidentially Marketed Public Offering (CMPO)

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

(iv)	2019 Share Purchase agreement

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

(v)	2018 Share Purchase agreement

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

APTOSE BIOSCIENCES INC.
Notes to Consolidated Financial Statements
Year ended December 31, 2020 and 2019
(Tabular amounts in thousands of US dollars, unless otherwise noted)

(vi)	2020 At-The-Market (“ATM”) Facility

On May 5, 2020, the Company entered into an equity distribution agreement with Piper Sandler and Canaccord Genuity acting as co-agents in connection with the 2020 ATM Facility. Under the terms of the 2020 ATM Facility, the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market. During the year ended December 31, 2020, the Company did not issue any shares under the 2020 ATM Facility.

(vii)	2019 At-The-Market (“ATM”) Facility

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

(viii)	2018 At-The-Market (“ATM”) Facility

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

(b)	Loss per share:

Loss per common share is calculated using the weighted average number of common shares outstanding and is presented in the table below:

(in thousands)	Year ended December 31, 2020	Year ended December 31, 2019

Net loss	$(55,238)	$(26,277)
Weighted-average common shares – basic and diluted	81,837	50,160
Net loss per share – basic and diluted	$(0.67)	$(0.52)

The effect of any potential exercise of the Company’s stock options outstanding during the year has been excluded from the calculation of diluted loss per common share as it would be anti-dilutive.

APTOSE BIOSCIENCES INC.
Notes to Consolidated Financial Statements
Year ended December 31, 2020 and 2019
(Tabular amounts in thousands of US dollars, unless otherwise noted)

12.	Stock-based compensation:
(a)	Stock options

Under the Company’s stock option plan, options, rights and other entitlements may be granted to directors, officers, employees and consultants of the Company to purchase up to a maximum of 17.5% of the total number of outstanding common shares, estimated at 15.6 million options, rights and other entitlements as at December 31, 2020. Options are granted at the fair market value of the common shares on the closing trading price of the Company’s stock on the day prior to the grant if the grant is made during the trading day or the closing trading price on the day of grant if the grant is issued after markets have closed. Options vest at various rates (immediate to four years) and have a term of 10 years.

Stock option transactions for the years ended December 31, 2019 and 2020 are summarized as follows:

Option numbers are in (000’s)
			Weighted average	Aggregate
	Options	Weighted average exercise price	remaining contractual life (years)	Intrinsic Value

Outstanding, December 31, 2018	4,489	3.11
Granted	2,160	2.00
Exercised	(312)	2.32
Expired	(67)	4.61
Forfeited	(329)	2.36
Outstanding, December 31, 2019	5,941	$2.84
Granted	6,362	6.81
Exercised	(235)	2.45
Forfeited	(126)	4.50
Outstanding, December 31, 2020	11,942	4.97	7.9	$9,142,263
Exercisable, December 31, 2020	4,363	3.06	6.2	$6,470,708
Vested and expected to vest, December 31, 2020	10,804	4.86	7.8	$8,741,530

Aggregate intrinsic value represents the excess of the value of the closing stock price on the previous trading day of the respective balance sheet dates over the exercise price of the stock options. Total intrinsic value of options exercised was $850 thousand for 2020 (2019 – $259 thousand).

As of December 31, 2020, there was $9.52 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.83 years.

The following table presents the weighted average assumptions that were used in the Black-Scholes option pricing model to determine the fair value of stock options granted during the year, and the resultant weighted average fair values:

	Year ended December 31, 2020	Year ended December 31, 2019

Risk-free interest rate	1.27%	2.18%
Expected dividend yield	-	-
Expected volatility	85.9%	83.9%
Expected life of options (years)	5	5
Grant date fair value	$4.59	$1.34

APTOSE BIOSCIENCES INC.
Notes to Consolidated Financial Statements
Year ended December 31, 2020 and 2019
(Tabular amounts in thousands of US dollars, unless otherwise noted)

The Company uses historical data to estimate the expected dividend yield and expected volatility of its common shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

The following table presents the vesting terms of options granted in the period:

Option numbers are in (000’s)	Year ended December 31, 2020	Year ended December 31, 2019
	Number of options	Number of options

Cliff vesting after one year anniversary	300	335
3 year vesting (50%-25%-25%)	862	160
4 year vesting (50%-16 2/3%-16 2/3%-16 2/3%)	5,200	1,665
Total stock options granted in the period	6,362	2,160

(b)	Restricted share units

The Company has a stock incentive plan (SIP) pursuant to which the Board may grant stock-based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company. Each restricted unit is automatically redeemed for one common share of the Company upon vesting. The following table presents the activity under the SIP plan for the year ended December 31, 2020 and 2019 the units outstanding.

	Year ended, December 31, 2020		Year ended, December 31, 2019
	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value
Outstanding, beginning of year	40	$2.00	-	$-
Granted	645	7.32	80	2.00
Redeemed	(685)	7.01	(40)	2.00
Outstanding, end of year	-	$-	40	$2.00

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

APTOSE BIOSCIENCES INC.
Notes to Consolidated Financial Statements
Year ended December 31, 2020 and 2019
(Tabular amounts in thousands of US dollars, unless otherwise noted)

(c)	Share-based payment expense

The Company recorded share-based payment expense related to stock options and RSUs as follows:

	Year ended December 31, 2020	Year ended December 31, 2019

Research and development	$3,720	$474
General and administrative	17,718	1,822
Total	$21,438	$2,296

13.	Related party transactions:

The Company uses Moores Cancer Center at the University of California San Diego (UCSD) to provide pharmacology lab services to the Company. Dr. Stephen Howell is a member of our Scientific Advisory Board and former Acting Chief Medical Officer of Aptose up to January 1, 2020 and is also a Professor of Medicine at UCSD and oversees the laboratory work. The work is completed under the terms of research services agreements executed in March 2015 and has been extended annually. These transactions are in the normal course of business and are measured at the amount of consideration established and agreed to by the related parties.

During the comparative year ended December 31, 2019, while Dr. Howell was Acting Chief Medical Officer, the Company recorded $223 thousand in research and development expenses related to the agreement.

14.	Collaborative agreements:

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

APTOSE BIOSCIENCES INC.
Notes to Consolidated Financial Statements
Year ended December 31, 2020 and 2019
(Tabular amounts in thousands of US dollars, unless otherwise noted)

15.	Income taxes:
(a)	Recent tax legislation

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

(b)	Income taxes

For the years ended December 31, 2019 and 2020, the total comprehensive loss is as follows:

	December 31, 2020	December 31, 2019

Loss attributed to US foreign operations	$(39,757)	$(20,470)
Loss attributed to Canadian operations	(15,481)	(5,807)
Income (loss) before income taxes	$(55,238)	$(26,277)

(c)	Tax rate reconciliation

Major items causing the Company’s income tax rate to differ from the statutory rate of approximately 26.5% (December 31, 2019 – 26.5%) are as follows:

	Year ended December 31, 2020	Year ended December 31, 2019

Net loss	$(55,238)	$(26,277)
Statutory Canadian corporate tax rate	26.5%	26.5%

Computed expected tax recovery	$(14,638)	$(6,963)
Non-deductible permanent differences	4,959	(1,305)
Change in valuation allowance	10,383	12,146
Foreign tax rate differential	(428)	(286)
Foreign exchange differences	-	-
Prior year true-up adjustments	(230)	(3,563)
Other	(46)	(29)
	$-	$-

(d)	Significant components of deferred taxes

The tax effects of temporary differences that give rise to significant portions of the unrecognized deferred tax assets are presented below:

	December 31, 2020	December 31, 2019

Net operating losses carried forward	$37,362	$26,786
Research and development expenditures	5,032	5,031
Property, equipment, and other intangible assets	3,760	4,191
Research and development tax credits	3,597	3,685
Financing costs	2,336	2,010
Right-of-use assets	40	41
Total deferred tax assets	52,127	41,744
Valuation allowance	(52,127)	(41,744)
Net deferred tax asset	$-	$-

APTOSE BIOSCIENCES INC.
Notes to Consolidated Financial Statements
Year ended December 31, 2020 and 2019
(Tabular amounts in thousands of US dollars, unless otherwise noted)

The valuation allowance at December 31, 2020 was primarily related to net operating loss carryforwards that, in the judgment of management, are not more-likely than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely than-not that all or some portion of the deferred assets will not be realized. This ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those deductible temporary difference become deductible. Based on the history of losses and projections for future taxable income, management believes that it is not more-likely than-not that the Company will realize the benefits of these deductible temporary differences (e.g. deferred tax assets).

The Company has Canadian undeducted research and development expenditures, totaling $19.0 million that can be carried forward indefinitely. The Company also has Canadian non-refundable federal and provincial investment tax credits of approximately $3.6 million which are available to reduce future federal taxes payable and begin to expire in 2021, as well as non-refundable US research and development tax credits of approximately $0.9 million which are available to reduce future US taxes payable and begin to expire in 2038.

In addition, the Company has Canadian non-capital loss carryforwards of $135.2 million. To the extent that the non-capital loss carryforwards are not used, they begin to expire in 2026. The Company also has US non-capital loss carryforward of $0.7 million, To the extent that the non-capital loss carryforwards are not used, they begin to expire in 2034.

The Company files income tax returns with Canada and its provinces and territories. Generally, we are subject to routine examinations by the Canada Revenue Agency ("CRA"). Income tax returns filed with various provincial jurisdictions are generally open to examination for periods of four to five years subsequent to the filing of the respective return.

The Company also files income tax returns for our U.S. operations and subsidiary with the U.S. federal and state tax jurisdictions. Generally, we are subject to routine examination by taxing authorities in the U.S. jurisdictions. There are presently no examination of our U.S. federal and U.S. state returns. We believe that our tax positions comply with the applicable tax law.

16.	Selected quarterly financial data (unaudited):

Selected financial data (unaudited) for the periods presented was as follows:

	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020

Revenue	$-	$-	$-	$-
Net loss	(11,526)	(15,750)	(13,249)	(14,713)
Basic and diluted loss per common share	(0.15)	(0.21)	(0.15)	(0.17)

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019

Revenue	$-	$-	$-	$-
Net loss	(5,506)	(6,218)	(6,844)	(7,709)
Basic and diluted loss per common share	(0.14)	(0.13)	(0.12)	(0.13)

17.	Subsequent events

Subsequent to the year end, the Company issued 2,746,750 stock options to directors, officers, employees and consultants with an average exercise price of $4.36. The stock options vest 50% after one year and 16.67% on each of the next three anniversaries, except for 430,000 options which vest 50% after one year and 25% on each of the next two anniversaries.

F-19