Form 10-Q
period 2021-03-31
Aptose Biosciences Inc.
filed 2021-05-04
CIK 882361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 4, 2021 the registrant had 88,943,243 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Interim Financial Statements

(Unaudited)

APTOSE BIOSCIENCES INC.

For the three months ended March 31, 2021 and 2020

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Financial Position

(Expressed in thousands of US dollars)

(unaudited)

	March 31, 2021	December 31, 2020

Assets

Current assets:
Cash and cash equivalents	$87,083	$117,393
Investments	24,999	5,000
Prepaid expenses	1,946	2,554
Other current assets	116	129
Total current assets	114,144	125,076

Non-current assets:
Property and equipment	243	261
Right-of-use assets, operating leases	808	925
Total non-current assets	1,051	1,186

Total assets	$115,195	$126,262

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,608	$2,171
Accrued liabilities	3,231	4,102
Current portion of lease liability, operating leases	530	539
Total current liabilities	5,369	6,812

Non-current liabilities:
Lease liability, operating leases	420	535
Total liabilities	5,789	7,347

Shareholders’ equity:
Share capital:
Common shares, no par value, unlimited authorized shares, 88,920,245 and 88,881,737 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	429,651	429,523
Additional paid-in capital	57,451	50,861
Accumulated other comprehensive loss	(4,316)	(4,316)
Deficit	(373,380)	(357,153)
Total shareholders’ equity	109,406	118,915

Total liabilities and shareholders’ equity	$115,195	$126,262

See accompanying notes to condensed consolidated interim financial statements (unaudited).

Subsequent events (note 12)

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statement of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020

Revenue	$-	$-

Expenses:
Research and development	8,228	5,934
General and administrative	8,024	5,900
Operating expenses	16,252	11,834

Other income (expense):
Interest income	27	323
Foreign exchange loss	(2)	(15)
Total other income	25	308

Net loss and comprehensive loss	(16,227)	(11,526)

Basic and diluted loss per common share	$(0.18)	$(0.15)

Weighted average number of common shares outstanding used in the calculation of (in thousands)
Basic and diluted loss per common share	88,884	76,227

See accompanying notes to condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity

(Expressed in thousands of US dollars)

(unaudited)

	Common Shares			Accumulated
	Shares (thousands)	Amount	Additional paid-in capital	other comprehensive loss	Deficit	Total

Balance, December 31, 2020	88,882	$429,523	$50,861	$(4,316)	$(357,153)	$118,915
Common shares issued upon exercise of stock options	39	128	(53)	-	-	75
Stock-based compensation	-	-	6,643	-	-	6,643
Net loss	-	-	-	-	(16,227)	(16,227)
Balance, March 31, 2021	88,921	$429,651	$57,451	(4,316)	(373,380)	$109,406

Balance, December 31, 2019	76,108	$365,490	$34,649	$(4,298)	$(301,915)	$93,926
Common shares issued upon exercise of stock options	162	762	(326)	-	-	436
Stock-based compensation	-	-	4,401	-	-	4,401
Net loss	-	-	-	-	(11,526)	$(11,526)
Balance, March 31, 2020	76,270	$366,252	$38,724	$(4,298)	$(313,441)	$87,237

See accompanying notes to condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in thousands of US dollars)

(unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020

Cash flows from (used in) operating activities:
Net loss for the period	$(16,227)	$(11,526)
Items not involving cash:
Stock-based compensation	6,643	4,401
Depreciation and amortization	35	41
Amortization of right-of-use assets	117	115
Interest on lease liabilities	13	18
Unrealized foreign exchange gain	(3)	(15)
Accrued interest on investments	(4)	(60)
Change in operating working capital:
Prepaid expenses	608	139
Other assets	13	24
Operating lease payments	(137)	(131)
Accounts payable	(563)	57
Accrued liabilities	(871)	(1,174)
Cash used in operating activities	(10,376)	(8,111)

Cash flows from financing activities:
Issuance of common shares pursuant to exercise of stock options	75	436
Cash provided by financing activities	75	436

Cash flows from (used in) investing activities:
Acquisition of investments, net	(19,995)	(12,411)
Purchase of property and equipment	(17)	(16)
Cash used in investing activities	(20,012)	(12,427)

Effect of exchange rate fluctuations on cash and cash equivalents held	3	14

Decrease in cash and cash equivalents	(30,310)	(20,088)

Cash and cash equivalents, beginning of period	117,393	79,842
Cash and cash equivalents, end of period	$87,083	$59,754

See accompanying notes to condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three months ended March 31, 2021 and 2020

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

Aptose has two clinical-stage programs and a second program that is discovery-stage and partnered with another company. Luxeptinib ( previously named CG-806), Aptose’s pan-FMS-like tyrosine kinase 3 / pan-Bruton’s tyrosine kinase inhibitor, is currently enrolling patients in a Phase 1, multicenter, open label, dose-escalation study with expansions to assess the safety, tolerability, PK, and preliminary efficacy of luxeptinib in patients with chronic lymphocytic leukemia (CLL/SLL) or non-Hodgkin lymphomas (NHL). Aptose was granted IND allowance from the U.S Food and Drug Administration (FDA) to initiate a separate Phase 1 trial in patients with relapse or refractory acute myeloid leukemia (AML) in June 2020, and this trial is also enrolling patients. APTO-253, Aptose’s second program, is a small molecule MYC inhibitor and is currently enrolling patients in a Phase 1b clinical trial for the treatment of patients with R/R blood cancers, including AML and high-risk Myelodysplastic Syndrome.

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

We believe that our cash, cash equivalents and investments on hand at March 31, 2021 will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment of our clinical trials, the amount of drug product that we will require to support our clinical trials, and our general corporate overhead costs to support our operations, and our reliance on our manufacturers. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway.

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

Three months ended March 31, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

(b)	Basis of presentation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, for the interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC, related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, or Annual Report, filed with the SEC on March 23, 2021. In the opinion of management, these condensed consolidated interim financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

(c)	Significant accounting policies, estimates and judgments:

During the three months ended March 31, 2021, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

The Company is subject to credit risk from the Company’s cash and cash equivalents and investments. The carrying amount of the financial assets represents the maximum credit exposure. The Company manages credit risk associated with its cash and cash equivalents and investments by maintaining minimum standards of R1-low or A-low investments and the Company invests only in highly rated corporations and treasury bills, which are capable of prompt liquidation.

3.	Cash and cash equivalents:

Cash and cash equivalents consists of cash of $604 thousand (December 31, 2020 - $329 thousand), deposits in high interest savings accounts, money market funds and accounts and other term deposits with maturities of less than 90 days totaling of $86.479 million (December 31, 2020 - $117.064 million).

4.	Prepaid expenses:

	March 31,	December 31,
	2021	2020

Prepaid research and development expenses	$634	$622
Other prepaid expenses	1,312	1,932
	$1,946	$2,554

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three months ended March 31, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

5.	Right-of-use assets:

	Three months ended March 31, 2021	Year ended December 31, 2020

Right-of-use assets, beginning of period	$1,848	$1,837
Additions to right-of-use assets	-	11
Right-of-use assets, end of period	1,848	1,848
Accumulated amortization	(1,040)	(923)
Right-of use assets, NBV	$808	$925

6.	Investments:

Investments consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Cost	Unrealized gain/(loss)	Market value

United States Treasury Bills	$5,000	-	5,000
Government of Canada Treasury Bills	19,999	-	19,999
	$24,999	-	24,999

	December 31, 2020
	Cost	Unrealized gain/(loss)	Market value

United States Treasury Bills	$5,000	-	5,000
	$5,000	-	5,000

7.	Fair value measurements and financial instruments:

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

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three months ended March 31, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

The following table presents the Company’s assets that are measured at fair value on a recurring basis for the periods presented:

	March 31, 2021	Level 1	Level 2	Level 3
Assets

Money Market accounts	$1,232	$-	$1,232	-
Money Market Funds	40,001	-	40,001	-
High interest savings accounts	45,246	-	45,247	-
United States Treasury Bill	5,000	-	5,000	-
Government of Canada Treasury Bill	19,999	-	19,999
	$111,478	$-	$111,478	$-

	December 31, 2020	Level 1	Level 2	Level 3
Assets

Money Market accounts	$668	$-	$668	$-
Money Market Funds	44,000	-	44,000	-
High interest savings accounts	48,397	-	48,397	-
United States Treasury Bill	5,000	-	5,000	-
Government of Canada Treasury Bill	23,999	-	23,999	-
	$122,064	$-	$122,064	$-

8.	Accrued liabilities:

Accrued liabilities as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31
	2021	2020

Accrued personnel related costs	$1,055	$1,917
Accrued research and development expenses	1,814	1,932
Other accrued expenses	362	253
	$3,231	$4,102

9.	Lease liability

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

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three months ended March 31, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,
2021	$415
2022	464
2023	119
Thereafter	-
$998

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

March 31, 2021
Weighted-average remaining term – operating leases (years)	2.0
Weighted-average discount rate – operating leases	5.40%

Lease liability, current portion	530
Lease liability, long term portion	420
Lease liability, total	950

Operating lease costs and operating cash flows from our operating leases are as follows:

	Three months ended March 31, 2021	Three months ended March 31, 2020

Operating lease cost	$130	$133

Operating cash flows from operating leases	$137	$131

10.	Share capital:

The Company has authorized share capital of an unlimited number of common voting shares.

(a)	Equity issuances:

2020 At-The-Market (“ATM”) Facility

On May 5, 2020, the Company entered into an equity distribution agreement with Piper Sandler and Canaccord Genuity acting as co-agents in connection with the 2020 ATM Facility. Under the terms of the 2020 ATM Facility, the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market. During the year ended December 31, 2020 and in the first quarter ended March 21, 2021, the Company did not issue any shares under the 2020 ATM Facility.

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three months ended March 31, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

(b)	Loss per share:

Loss per common share is calculated using the weighted average number of common shares outstanding and is presented in the table below:

	Three months ended March 31, 2021	Three months ended March 31, 2020

Net loss	$(16,227)	$(11,526)
Weighted-average common shares – basic and diluted	88,884	76,227
Net loss per share – basic and diluted	$(0.18)	$(0.15)

The effect of any potential exercise of the Company’s stock options outstanding during the three month periods ended March 31, 2021 and March 31, 2020 has been excluded from the calculation of diluted loss per common share as it would be anti-dilutive.

11.	Stock-based compensation:

(a)	Stock options

Under the Company’s stock option plan, options, rights and other entitlements may be granted to directors, officers, employees and consultants of the Company to purchase up to a maximum of 17.5% of the total number of outstanding common shares, estimated at 15.6 million options, rights and other entitlements as at March 31, 2021. Options are granted at the fair market value of the common shares on the closing trading price of the Company’s stock on the day prior to the grant if the grant is made during the trading day or the closing trading price on the day of grant if the grant is issued after markets have closed. Options vest at various rates (immediate to four years) and have a term of 10 years.

Stock option transactions for the three months ended March 31, 2021 and March 31, 2020, are summarized as follows:

Option numbers are in (000’s)
	Three months ended March 31, 2021
	Options	Weighted average exercise price	Weighted average remaining contractual life (years)

Outstanding, beginning of period	11,942	$4.97
Granted	2,962	4.47
Exercised	(39)	1.97
Forfeited	(703)	5.67
Outstanding, end of the period	14,162	4.85	7.1
Exercisable, end of the period	7,887	4.59	5.95
Vested and expected to vest, end of period	13,220	4.83	6.99

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three months ended March 31, 2021 and 2020

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

As of March 31, 2021, there was $11.03 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.82 years.

The following table presents the weighted average assumptions that were used in the Black-Scholes option pricing model to determine the fair value of stock options granted during the period, and the resultant weighted average fair values:

	Three months ended March 31, 2021	Three months ended March 31, 2020

Risk-free interest rate	0.4%	1.3%
Expected dividend yield	-	-
Expected volatility	80.7%	85.8%
Expected life of options (years)	5	5
Grant date fair value	$2.85	$4.60

The Company uses historical data to estimate the expected dividend yield and expected volatility of its common shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

The following table presents the vesting terms of options granted in the period:

Option numbers are in (000’s)	Three months ended March 31, 2021	Three months ended March 31, 2020
	Number of options	Number of options
Cliff vesting after one year anniversary	-	300
3 year vesting (50%-25%-25%)	430	862
4 year vesting (50%-16 2/3%-16 2/3%-16 2/3%)	2,532	4,947
Total stock options granted in the period	2,962	6,109

•	During the quarter ended, 2021, the option agreements of one officer were modified as part of a separation and release agreement. Vested options of 1,679,169, with exercise prices ranging from $1.03 to $7.44, were allowed to continue to be exercisable for an additional 12 month period, and also 504,833 options that would have expired unvested, were allowed to continue to vest for a 12 month period. As there was no service requirement, the company recorded $945 thousand and $663 thousand additional compensation in the current period related to these modifications for the vested and unvested options, respectively.

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three months ended March 31, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

Restricted share units

The Company has a stock incentive plan (SIP) pursuant to which the Board may grant stock-based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company. Each restricted unit is automatically redeemed for one common share of the Company upon vesting. The following table presents the activity under the SIP plan for the three months ended March 31, 2021 and 2020 and the units outstanding.

	Three months ended, March 31, 2021		Three months ended, March 31, 2020
	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value
Outstanding, beginning of period	-	$-	40	$2.00
Granted	-	-	645	7.32
Outstanding, end of period	-	$-	685	$7.01

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

(b)	Share-based payment expense

The Company recorded share-based payment expense related to stock options as follows:

	Three months ended March 31, 2021	Three months ended March 31, 2020

Research and development	$1,378	$800
General and administrative	5,265	3,601
Total	$6,643	$4,401

12.	Subsequent events

(a) Subsequent to the quarter end, the Company issued 80,000 common shares upon the exercise of stock options, with an average exercise price of $5.98.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated and supplemented in Part II, Item 1A in this Quarterly Report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this management’s discussion and analysis, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion should be read in conjunction with our condensed consolidated interim financial statements and accompanying notes contained in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Luxeptinib is an orally administered, highly potent first-in-class FMS-like tyrosine kinase 3 (“FLT3”)/Bruton’s tyrosine kinase (“BTK”) inhibitor that selectively targets defined clusters of kinases operative in myeloid and lymphoid hematologic malignancies. This mutationally agnostic small molecule anticancer agent is currently being evaluated in a Phase 1a/b study for the treatment of patients having B-cell malignancies including classic CLL, small lymphocytic lymphoma (“SLL”) and certain non-Hodgkin’s lymphomas (“NHL”) that are resistant/refractory/intolerant to other therapies. Under a separate Investigational New Drug (“IND”), luxeptinib is being evaluated in a Phase 1a/b study for the treatment of patients with relapsed/refractory AML (“R/R AML”), including the emerging populations resistant to FLT3 inhibitors. It is hoped luxeptinib can serve patients across lymphoid and myeloid malignancies and combine well with other agents to extend its application to multiple lines of therapy.

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

In the beginning of April 2020, we learned that some of our larger clinical sites that are impacted by COVID-19 may either postpone or face delays in the enrollment of patients on all on-going clinical trials due to a number of factors, including the re-allocation of resources and to avoid clinical trial patients being exposed to COVID-19. Such measures taken at the clinical sites could lead to a slowdown in the enrollment of patients on our trials at these sites. To minimize the impact of COVID-19, we continue to focus efforts in parallel on our other larger clinical sites and regional cancer care sites that are not/less impacted by COVID-19. While it is difficult to estimate the duration and impact of COVID-19 on the larger clinical sites and regional cancer care sites, as of the date of this report, we have not experienced and do not foresee material delays to the enrollment of patients or timelines for the luxeptinib clinical trials due to the variety of clinical sites that we have actively recruited. APTO-253, which is administered intravenously, requires the need for hospital / clinical site resources to assist and monitor patients during each infusion and based on the current conditions caused by COVID-19, future enrollment of patients on this trial is likely to be negatively impacted.

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

On March 25, 2019, we announced that the U.S. Food and Drug Administration (“FDA”) granted Aptose IND allowance to initiate its Phase 1a/b clinical trial for luxeptinib. The clinical trial is a multicenter, open label, dose-escalation study with additional optional expansion cohorts to assess the safety, tolerability, pharmacokinetics and pharmacodynamic effects, and preliminary efficacy of luxeptinib in patients with CLL, SLL or NHL. In this study, luxeptinib is administered in gelatin capsules twice daily (BID during a 28-day cycle).

As of the date of this report, we have multiple active clinical sites for the Phase 1a/b trial in patients with CLL/SLL or NHL which include specialty regional cancer care centers as well as large hospitals and key academic institutions. As of the date of this report, we have completed the first, second, third and fourth dose levels (150 mg, 300 mg, 450 mg and 600 mg BID, respectively). Cohort 5 (750mg) enrollment is ongoing. Under an FDA-approved accelerated titration protocol, only one patient was required at each of the first two dose levels, followed by three patients at each dose level thereafter. Intra-patient dose escalation is allowed if the higher dose is safe in three or more patients, and additional patients have been and may continue to be enrolled at dose levels previously declared safe. To date, we have reported that among treated patients with an array of B-cell malignancies, we have observed inhibition of phospho-BTK and modest tumor reductions in different tumor types, indicating target engagement and pharmacologic activity of luxeptinib. As luxeptinib moves from low/intermediate dose levels and into the higher dose levels, it is hoped that an optimal dose can be selected that demonstrates formal clinical responses without excessive toxicity.

We are also advancing luxeptinib into myeloid malignancies, with an initial focus on AML, in a separate Phase 1a/b trial. On June 29, 2020, we announced that we had received allowance from the FDA to proceed into a study in R/R AML with a starting dose of 450 mg BID, and subsequently on October 19, 2020, announced that we had initiated dosing of the first patient with AML. Encouraging anti-leukemic activity has been observed at the first dose level of 450mg bid, including one complete response in a patient at the 450mg dose level. Aptose completed the 450 mg bid dose cohort and initiated dosing of patients with the 600 mg bid dose. The clinical trial is a multicenter, open label, dose-escalation study with additional optional expansion cohorts to assess the safety, tolerability, pharmacokinetics and pharmacodynamic effects, and preliminary efficacy of luxeptinib in patients with R/R AML. In this study, luxeptinib is administered in gelatin capsules BID during a 28-day cycle. As of the date of this report we have multiple active clinical sites for the Phase 1a/b trial. Based on strong preclinical evidence of luxeptinib’s activity against AML – including demonstration of mutation-agnostic and genotype-agnostic potency, particularly compared against other FLT3 inhibitors, and its ability to safely cure AML in murine leukemia models – we believe that luxeptinib may offer hope to the fragile and difficult-to-treat AML patient populations. The FDA has granted orphan drug designation to luxeptinib for the treatment of patients with AML. Orphan drug designation is granted by the FDA to encourage companies to develop therapies for the treatment of diseases that affect fewer than 200,000 individuals in the United States. Orphan drug status provides research and development tax credits, an opportunity to obtain grant funding, exemption from FDA application fees and other benefits. The orphan drug designation also provides us with seven additional years of marketing exclusivity in this indication.

Manufacturing:

During fiscal years 2017 and 2018, we created a scalable chemical synthetic route for the manufacture of luxeptinib drug substance and have scaled the manufacture of API (active pharmaceutical ingredient, or drug substance) to multi-kg levels, we completed the manufacture of a multi-kg batch of API under GMP conditions as our API supply for our first-in-human clinical trials, and we manufactured under GMP conditions two dosage strengths of capsules to serve as our clinical supply in those human studies. During fiscal 2019 and 2020, we completed successful manufacture of multiple batches of API and drug product and planned numerous GMP production campaigns to supply the ongoing trial and planned trials into the future. To date we have been able to manufacture API and capsules to support clinical supplies under GMP conditions. We are continuing our manufacturing campaigns in the current 2021 fiscal period and continue scale-up and tech transfer activities to support additional manufacturing capacity for the ongoing and planned clinical trials of luxeptinib. Additional research and development funds are being utilized to support exploratory formulation studies in an ongoing effort to craft an improved formulation for later stage development of luxeptinib.

Preclinical and Clinical Updates:

Key presentations on luxeptinib at recent scientific forums are as follows:

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

•	On December 6, 2020, we presented new clinical data in a virtual poster presentation at the 62nd ASH Annual Meeting. The poster, A Phase 1 a/b Dose Escalation Study of the Mutation Agnostic BTK/FLT3 Inhibitor CG-806 in Patients with Relapsed or Refractory CLL/SLL or Non-Hodgkin’s Lymphomas reviewed luxeptinib data for fourteen patients (as of the cutoff date of November 2, 2020) with relapsed or refractory CLL, SLL or NHL in the first in-human Phase 1a/b, open-label, single arm, multicenter dose-escalation clinical study. Data from the ongoing trial demonstrated that luxeptinib was generally well-tolerated in patients treated at 150 mg, 300 mg, 450 mg, and 600 mg BID over multiple cycles, supporting continued dose escalation. At the ongoing 750 mg dose, luxeptinib achieved steady state plasma concentration greater than 2 micromolar at the end of Cycle 1. Luxeptinib treatment also led to modest reductions in tumor volume in patients with different B-cell malignancies. On December 6, 2020, Aptose also hosted a corporate event and clinical update, where the company’s management highlighted some early clinical observations on safety, tolerability, pharmacokinetics, and activity from the Phase 1a/b study in B-cell malignancies as well as from the recently initiated Phase 1a/b study in AML.

APTO-253

Indication and Clinical Trials:

APTO-253, a small molecule inhibitor of MYC gene expression, is being evaluated in a Phase 1a/b clinical trial in patients with R/R AML and high-risk MDS. The multicenter, open-label, dose-escalation clinical trial is designed to assess the safety, tolerability, pharmacokinetics and pharmacodynamic responses and efficacy of APTO-253 as a single agent and determine the recommended Phase 2 dose. APTO-253 is being administered once weekly, over a 28-day cycle. The dose escalation stage of the study could potentially enroll up to 20 patients with R/R AML or high-risk MDS. The study is designed to then transition, as appropriate, to single-agent expansion cohorts in R/R AML and/or high-risk MDS.

As of the date of this report, we have multiple active sites recruiting patients in the dose escalation stage of the trial. As of the date of this report, we have completed enrollment and treatment of patients on the first, second, third, fourth, and fifth dose levels (20, 40, 66, 100, and 150 mg/m2, respectively). Under an FDA-approved accelerated titration protocol, only one patient was required at each of the first two dose levels, followed by three patients at each dose level thereafter. Aptose is currently enrolling patients in the sixth dose level (210 mg/m2) of APTO-253. During the second quarter of 2020, the FDA allowed an amendment for Aptose to initiate more aggressive dose escalations with APTO-253, provided the tolerability profile remains favorable. The first fivedosing cohorts have enrolled a mix of patients with AML and MDS. To date, we have observed reductions in MYC expression in peripheral blood mononuclear cells (PBMCs) from treated patients with AML and MDS, demonstrating MYC target engagement and mechanistic proof of concept.

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

Preclinical and Clinical Updates:

Key presentations on APTO-253 at recent scientific forums are as follows:

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

LIQUIDITY AND CAPITAL RESOURCES

Aptose is an early stage development company and we currently do not earn any revenues from our drug candidates. The continuation of our research and development activities and the commercialization of the targeted therapeutic products are dependent upon our ability to successfully finance and complete our research and development programs through a combination of equity financing and payments from strategic partners.

Sources of liquidity:

The following table presents our cash and cash equivalents, investments and working capital as at March 31, 2021 and December 31, 2020.

(in thousands)	Balances at March 31, 2021	Balances at December 31, 2020
Cash and cash equivalents	$87,083	$117,393
Investments	24,999	5,000
Total	$112,082	$122,393

Working capital	$108,775	$118,264

Working capital represents primarily cash, cash equivalents, investments and other current assets less current liabilities.

We believe that our cash, cash equivalents and investments on hand at March 31, 2021 will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment of our clinical trials, the amount of drug product that we will require to support our clinical trials, and our general corporate overhead costs to support our operations, and our reliance on our manufacturers. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway.

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

On May 5, 2020, the Company entered into an “At-The-Market” Facility equity distribution agreement with Piper Sandler & Co. and Canaccord Genuity LLC acting as co-agents (the “2020 ATM”). Under the terms of this facility, the Company may, from time to time, sell common shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market. As of the date of this report, the Company has not issued any shares under this 2020 ATM.

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

Cash flows:

The following table presents a summary of our cash flows for the three-month periods ended March 31, 2021 and 2020:

	For the Three Months Ended,
(in thousands)	March 31, 2021	March 31, 2020
Net cash provided by (used in):
Operating activities	$(10,376)	$(8,111)
Investing activities	(20,012)	(12,427)
Financing activities	75	436
Effect of exchange rates changes on cash and cash equivalents	3	14
Net decrease in cash and cash equivalents	$(30,310)	$(20,088)

Cash used in operating activities:

Our cash used in operating activities for the three-month periods ended March 31, 2021 and 2020 was approximately $10.4 million and $8.1 million, respectively. Net cash used in operating activities was higher in the three-month period ended March 31, 2020 as compared with the three-month period ended March 31, 2020 resulting mostly from a higher net loss in the current period. See “Results of Operations”. Our uses of cash for operating activities for both three-month periods consisted primarily of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees.

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

Cash flow from investing activities:

Our cash used in investing activities for the three months ended March 31, 2021 was $20.0 million and consisted of net purchases of investments of approximately $20.0 million and property and equipment of $17 thousand. Our cash used in investing activities in the three-month period ended March 31, 2020 was $12.4 million and consisted of net purchases of investments of $12.4 million and property and equipment of $16 thousand.

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

Cash flow from financing activities:

Our cash flow from financing activities for the three months ended March 31, 2021 consisted of proceeds of approximately $75 thousand from the exercise of stock options. Our cash flow from financing activities in the three-month period ended March 31, 2020 consisted of proceeds of approximately $436 thousand from the exercise of stock options.

At-The-Market Facilities

On May 5, 2020, the Company entered into an ATM equity distribution agreement with Piper Sandler & Co. and Canaccord Genuity LLC acting as co-agents. Under the terms of this facility, the Company may, from time to time, sell common shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market. As of March 31, 2021, the Company had not issued any shares under this ATM equity facility.

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which can be found on EDGAR at www.sec.gov/edgar.shtml and on SEDAR at www.sedar.com.

RESULTS OF OPERATIONS

A summary of the results of operations for the three-month periods ended March 31, 2021 and 2020 is presented below:

	Three months ended March 31,
(in thousands)	2021	2020

Revenues	$—	$—
Research and development expenses	8,228	5,934
General and administrative expenses	8,024	5,900
Total other income	25	308
Net loss	(16,227)	(11,526)
Other comprehensive gain/(loss)	-	-
Total comprehensive loss	(16,227)	(11,526)
Basic and diluted loss per common share	$(0.18)	$(0.15)

The net loss for the three-month period ended March 31, 2021 increased by $4.7 million to $16.2 million as compared with $11.5 million for the comparable period in 2020. Components of the net loss are presented below:

Research and Development

The research and development expenses for the three-month periods ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
(in thousands)	2021	2020

Program costs – luxeptinib	$3,971	$2,945
Program costs – APTO-253	1,090	879
Personnel expenses	1,788	1,303
Stock-based compensation	1,378	800
Depreciation of equipment	1	7
	8,228	5,934

Research and development expenses increased by $2.3 million to $8.2 million for the three-month period ended March 31, 2021 as compared with $5.9 million for the comparative period in 2020. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

•	Program costs for luxeptinib increased by approximately $1 million, mostly as a result of the luxeptinib AML trial, for which we received an IND allowance in June 2020, higher manufacturing costs, including costs to scale up manufacturing and research costs associated with optimizing the formulation, higher costs associated with the luxeptinib Phase 1a/b trial and the costs associated the luxeptinib AML trial.

•	Program costs for APTO-253 increased by approximately $211 thousand, mostly as a result of higher manufacturing costs and higher clinical trial costs related to the APTO-253 Phase 1b trial.

•	Personnel-related expenses increased by $485 thousand, mostly related to new positions hired to support our clinical trials and manufacturing activities.

•	Stock-based compensation increased by approximately $578 thousand in the three months ended March 31, 2021, compared with the three months ended March 31, 2020, mostly related to higher compensation expense in the current period on options issued in the first quarter of 2021.

General and Administrative

The general and administrative expenses for the three-month periods ending March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
(in thousands)	2021	2020

General and administrative, excluding items below	$2,725	$2,265
Stock-based compensation	5,265	3,601
Depreciation of equipment	34	34
	$8,024	$5,900

General and administrative expenses for the three-month period ended March 31, 2021 were $8.0 million as compared with $5.9 million for the comparative period in 2020, an increase of approximately $2.1 million. The increase was primarily as a result of the following:

•	General and administrative expenses, other than share-based compensation and depreciation of equipment, increased by approximately $460 thousand in the three months ended March 31, 2021, primarily as a result of higher personnel related costs, higher insurance costs and higher office administrative costs offset by lower consulting fees and lower travel expenses.

•	Stock-based compensation increased by approximately $1.7 million in the three months ended March 31, 2021, compared with the three months ended March 30, 2020, mostly related to the modification of option agreements of one officer as part of a separation and release agreement. Vested options of 1,679,169 with exercise prices ranging from $1.03 to $7.44 were allowed to continue to be exercisable for an additional twelve-month period, and also 504,833 options that would have expired unvested, were allowed to continue to vest for a 12 month period. As there was no service requirement, the company recorded $945 thousand and $663 thousand additional compensation in the current period related to these modifications for the vested and unvested options, respectively.

Other Income

Other income consists of interest earned on investments and foreign exchange gains and losses. Other Income in the three-month period ended March 31, 2021 was $25 thousand, a decrease of $283 thousand compared to the three month period ended March 30, 2020 mostly as a result of lower yields on investments held during the three-month period ended March 31, 2021.

COVID-19 did not have a significant impact on our results of operations for the quarter ended March 31, 2021. We have not experienced and do not foresee material delays to the enrollment of patients or timelines for the luxeptinib Phase 1a/b trial due to the variety of clinical sites that we have actively recruited for this trial. Similarly, we do not expect our enrollment of the luxeptinib AML trial to be negatively impacted by COVID-19 as we plan to use a variety of clinical sites for this trial as well. APTO-253, which is administered intravenously, requires the need for hospital / clinical site resources to assist and monitor patients during each infusion and based on the current conditions caused by COVID-19, future enrollment of patients on this trial is likely to be negatively impacted. As of the date of this report, we have not experienced material delays in the manufacturing of luxeptinib or APTO-253 related to COVID-19. Should our manufacturers be required to shut down their facilities due to COVID-19 for an extended period of time, our trials may be negatively impacted.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2021, we were not party to any off-balance sheet arrangements.

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

Significant accounting judgments and estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report for the fiscal year ended December 31, 2020 on Form 10-K filed with the United States Securities Exchange Commission (the “SEC”) on March 23, 2021. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021.

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

Updated share information

As of May 4, 2021, we had 88,943,243 common shares issued and outstanding. In addition, there were 14,217,801 common shares issuable upon the exercise of outstanding stock options and upon the vesting of restricted share units.

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

Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others:

•	our lack of product revenues and net losses and a history of operating losses;

•	our early stage of development, particularly the inherent risks and uncertainties associated with (i) developing new drug candidates generally, (ii) demonstrating the safety and efficacy of these drug candidates in clinical studies in humans, and (iii) obtaining regulatory approval to commercialize these drug candidates;

•	our need to raise substantial additional capital in the future and that we may be unable to raise such funds when needed and on acceptable terms;

•	further equity financing, which may substantially dilute the interests of our existing shareholders;

•	clinical studies and regulatory approvals of our drug candidates are subject to delays, and may not be completed or granted on expected timetables, if at all, and such delays may increase our costs and could substantially harm our business;

•	our reliance on external contract research/manufacturing organizations for certain activities and if we are subject to quality, cost, or delivery issues with the preclinical and clinical grade materials supplied by contract manufacturers, our business operations could suffer significant harm;

•	clinical studies are long, expensive and uncertain processes and the FDA, or other similar foreign regulatory agencies that we are required to report to, may ultimately not approve any of our product candidates;

•	our ability to comply with applicable governmental regulations and standards;

•	our inability to achieve our projected development goals in the time frames we announce and expect;

•	difficulties in enrolling patients for clinical trials may lead to delays or cancellations of our clinical trials;

•	our reliance on third-parties to conduct and monitor our preclinical studies;

•	our ability to attract and retain key personnel, including key executives and scientists;

•	any misconduct or improper activities by our employees;

•	our exposure to exchange rate risk;

•	our ability to commercialize our business attributed to negative results from clinical trials;

•	the marketplace may not accept our products or product candidates due to the intense competition and technological change in the biotechnical and pharmaceuticals, and we may not be able to compete successfully against other companies in our industries and achieve profitability;

•	our ability to obtain and maintain patent protection;

•	our ability to afford substantial costs incurred with defending our intellectual property;

•	our ability to protect our intellectual property rights and not infringe on the intellectual property rights of others;

•	our business is subject to potential product liability and other claims;

•	potential exposure to legal actions and potential need to take action against other entities;

•	commercialization limitations imposed by intellectual property rights owned or controlled by third parties;

•	our ability to maintain adequate insurance at acceptable costs;

•	our ability to find and enter into agreements with potential partners;

•	extensive government regulation;

•	data security incidents and privacy breaches could result in increased costs and reputational harm;

•	our share price has been and is likely to continue to be volatile;

•	future sales of our Common Shares by us or by our existing shareholders could cause our share price to drop;

•	changing global market and financial conditions;

•	changes in an active trading market in our Common Shares;

•	difficulties by non-Canadian investors to obtain and enforce judgments against us because of our Canadian incorporation and presence;

•	potential adverse U.S. federal tax consequences for U.S. shareholders because we are a “passive foreign investment company”;

•	our “smaller reporting company” status;

•	any failures to maintain an effective system of internal controls may result in material misstatements of our financial statements, or cause us to fail to meet our reporting obligations or fail to prevent fraud;

•	our broad discretion in how we use the proceeds of the sale of Common Shares; and

•	our ability to expand our business through the acquisition of companies or businesses.

More detailed information about risk factors and their underlying assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2020, under Item 1A – Risk Factors. Except as required under applicable securities legislation, we undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3 – Qualitative and Quantitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide this information.

Item 4 – Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2021, evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of our fiscal quarter ended March 31, 2021, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

For information regarding factors that could affect Aptose’s results of operations, financial condition and liquidity, see the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, under Item 1A – Risk Factors. There have been no material changes to the risk factors disclosed under Item 1A – Risk Factors of the Annual Report.

ITEM 5 – Other INFORMATION

On March 16, 2021, we announced the appointment of two key members to our management team to support our expanding clinical Chemistry, Manufacture and Control (“CMC”) and regulatory functions: George P. Melko, Pharm.D., joined our company as Vice President, Regulatory Affairs; and Robert B. Killion Jr., Ph.D. was named Vice President, CMC, as previously disclosed on Form 8-K furnished to the SEC on March 16, 2021.

Effective March 26, 2021, Gregory Chow, our Executive Vice President and Chief Financial Officer, resigned to pursue an opportunity at a private biopharma company. Until we announce a permanent replacement for Mr. Chow, Dr. William Rice, our Chief Executive Officer, will serve as Chief Accounting Officer, and Dr. Jotin Marango, our Chief Business Officer, will assume Chief Financial Officer duties.

Effective March 26, 2021, we and Mr. Chow entered into a consulting agreement pursuant to which Mr. Chow will provide to us certain accounting-related functions and/or those services customarily associated with an accountant, as well as (i) accounting treatment and technical advice, (ii) capital markets advisory services and (iii) investment banking introductions to us until March 26, 2022.

Effective April 1, 2021, Yuying Jin, PhD, was appointed as Vice President, Biostatistics. Dr. Jin joined the company in March 2019 and previously held the position of Executive Director, Biostatistics.

Item 6 – Exhibits

Exhibit Number	Description of Document

10.1*	Consulting Agreement dated March 26, 2021 between Aptose Biosciences Inc. and Gregory K. Chow
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following consolidated financial statements from the Aptose Biosciences Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) statements of operations and comprehensive loss, (ii) balance sheets, (iii) statements of changes of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.
104*	Cover Page Interactive Data File (formatted as XBRL and contained in Exhibit 101)
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 4th day of May 2021.

APTOSE BIOSCIENCES INC.

By:	/s/ Jotin Marango
Jotin Marango
Senior Vice President,
Chief Financial Officer
and Duly Authorized Officer

