Form 10-Q
period 2021-06-30
Aptose Biosciences Inc.
filed 2021-08-03
CIK 882361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No☒

As of August 3, 2021 the registrant had 88,948,744 common shares outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Interim Financial Statements

(Unaudited)

APTOSE BIOSCIENCES INC.

For the three and six months ended June 30, 2021 and 2020

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Financial Position

(Expressed in thousands of US dollars)

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$83,343	$117,393
Investments	19,999	5,000
Prepaid expenses	1,822	2,554
Other current assets	141	129
Total current assets	105,305	125,076

Non-current assets:
Property and equipment	208	261
Right-of-use assets, operating leases	698	925
Total non-current assets	906	1,186

Total assets	$106,211	$126,262

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$2,914	$2,171
Accrued liabilities	4,283	4,102
Current portion of lease liability, operating leases	508	539
Total current liabilities	7,705	6,812

Non-current liabilities:
Lease liability, operating leases	321	535
Total liabilities	8,026	7,347

Shareholders’ equity:
Share capital:
Common shares, no par value, unlimited authorized shares, 88,948,744 and 88,881,737 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	429,795	429,523
Additional paid-in capital	59,556	50,861
Accumulated other comprehensive loss	(4,316)	(4,316)
Deficit	(386,850)	(357,153)
Total shareholders’ equity	98,185	118,915

Total liabilities and shareholders’ equity	$106,211	$126,262

See accompanying notes to condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Expenses:
Research and development	9,831	6,866	18,059	12,800
General and administrative	3,657	9,015	11,681	14,915
Operating expenses	13,488	15,881	29,740	27,715

Other income (expense):
Interest income	23	116	50	439
Foreign exchange gains/(losses)	(5)	15	(7)	-
Total other income	18	131	43	439

Net loss	$(13,470)	$(15,750)	$(29,697)	$(27,276)

Other comprehensive gain/(loss):
Unrealized loss on securities available-for-sale	-	(15)	-	(15)
Total comprehensive loss	$(13,470)	$(15,765)	$(29,697)	$(27,291)

Basic and diluted loss per common share	$(0.15)	$(0.21)	$(0.33)	$(0.36)

Weighted average number of common shares outstanding used in the calculation of (in thousands)
Basic and diluted loss per common share	88,946	76,275	88,915	76,251

See accompanying notes to condensed consolidated interim financial statements (unaudited)

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

	Common Shares		Additional	Accumulated other
	Shares (thousands)	Amount	paid-in capital	comprehensive loss	Deficit	Total
Balance, December 31, 2020	88,882	$429,523	$50,861	$(4,316)	$(357,153)	$118,915
Common shares issued upon exercise of stock options	67	272	(112)	-	-	160
Stock-based compensation	-	-	8,807	-	-	8,807
Net loss	-	-	-	-	(29,697)	(29,697)
Balance, June 30, 2021	88,949	$429,795	$59,556	$(4,316)	$(386,850)	$98,185

Balance, December 31, 2019	76,108	$365,490	$34,649	$(4,298)	$(301,915)	$93,926
Common shares issued upon exercise of stock options	191	847	(365)	-	-	482
Stock-based compensation	-	-	12,102	-	-	12,102
Other comprehensive loss	-	-	-	(15)	-	(15)
Net loss	-	-	-	-	(27,276)	(27,276)
Balance, June 30, 2020	76,299	$366,337	$46,386	$(4,313)	$(329,191)	$79,219

See accompanying notes to condensed consolidated interim financial statements (unaudited)

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in thousands of US dollars)

(unaudited)

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020

Cash flows from (used in) operating activities:
Net loss for the period	$(13,470)	$(15,750)	$(29,697)	$(27,276)
Items not involving cash:
Stock-based compensation	2,164	7,701	8,807	12,102
Depreciation and amortization	35	37	70	78
Amortization of right-of-use assets	117	115	234	229
Interest on lease liabilities	12	19	25	37
Unrealized foreign exchange (loss)/gain	(2)	3	(5)	10
Accrued interest on investments	2	88	(2)	28
Change in non-cash operating working capital:
Prepaid expenses	124	(137)	732	2
Other assets	(25)	-	(12)	24
Operating lease payments	(140)	(134)	(277)	(265)
Account payable	1,306	(114)	743	(57)
Accrued liabilities	1,052	1,008	181	(166)
Cash used in operating activities	(8,825)	(7,164)	(19,201)	(15,254)

Cash flows from (used in) financing activities:
Issuance of common shares upon exercise of stock options	85	46	160	482
Cash provided by financing activities	85	46	160	482

Cash flows from (used in) investing activities:
Maturity (acquisition) of investments, net	4,999	1,516	(14,996)	(10,895)
Purchase of property and equipment	-	(37)	(17)	(53)
Cash provided by (used in) investing activities	4,999	1,479	(15,013)	(10,948)

Effect of exchange rate fluctuations on cash and cash equivalents held	1	(3)	4	(10)

Decrease in cash and cash equivalents	(3,740)	(5,642)	(34,050)	(25,730)

Cash and cash equivalents, beginning of period	87,083	59,754	117,393	79,842
Cash and cash equivalents, end of period	$83,343	$54,112	$83,343	$54,112

See accompanying notes to condensed consolidated interim financial statements (unaudited)

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and six months ended June 30, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

1.	Reporting entity:

Aptose Biosciences Inc. (“Aptose” or the “Company”) is a clinical‑stage biotechnology company committed to discovering and developing personalized therapies addressing unmet medical needs in oncology.   The Company’s executive offices are located in San Diego, California and its head office is located in Toronto, Canada.

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

We believe that our cash, cash equivalents and investments on hand at June 30, 2021 will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment of our clinical trials, the amount of drug product that we will require to support our clinical trials, and our general corporate overhead costs to support our operations, and our reliance on our manufacturers. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway.

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

2.	Significant accounting policies

a.	Basis of consolidation:

These condensed consolidated interim financial statements include the accounts of its subsidiaries. All intercompany transactions, balances, revenue and expenses are eliminated on consolidation.

b.	Basis of presentation:

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

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and six months ended June 30, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

c.	Significant accounting policies, estimates and judgments:

During the six months ended  June 30, 2021, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2020.

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

d.	Foreign currency:

The functional and presentation currency of the Company is the US dollar.

e.	Concentration of risk:

The Company is subject to credit risk from the Company’s cash and cash equivalents and investments. The carrying amount of the financial assets represents the maximum credit exposure.  The Company manages credit risk associated with its cash and cash equivalents and investments by maintaining minimum standards of R1‑low or A‑low investments and the Company invests only in highly rated corporations and treasury bills, which are capable of prompt liquidation.

3.	Cash and cash equivalents:

Cash and cash equivalents consists of cash of $764 thousand ( December 31, 2020 ‑ $329 thousand), deposits in high interest savings accounts, money market funds and accounts with maturities less than 90 days totaling $82.579 million ( December 31, 2020 ‑ $117.064 million).

4.	Prepaid expenses:

	June 30,	December 31,
	2021	2020

Prepaid research and development expenses	$1,052	$622
Other prepaid expenses	770	1,932
	$1,822	$2,554

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and six months ended June 30, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

5.	Right-of-use assets:

	Six months ended June 30, 2021	Year ended December 31, 2020

Right-of-use assets, beginning of period	$1,848	$1,837
Additions to right-of-use assets	7	11
Right-of-use assets, end of period	1,855	1,848
Accumulated amortization	(1,157)	(923)
Right-of use assets, NBV	$698	$925

6.	Investments:

Investments consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Cost	Unrealized gain	Market value

Commercial notes	$19,999	-	19,999
	$19,999	-	19,999

	December 31, 2020

	Cost	Unrealized gain	Market value

United States Treasury Bills	$5,000	-	5,000
	$5,000	-	5,000

7.	Fair value measurements and financial instruments:

The fair value hierarchy establishes three levels to classify the inputs to valuation techniques used to measure fair value.

Level 1 ‑ inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 ‑ inputs are quoted prices in markets that are not active, quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability, or inputs that are derived principally from or corroborated by observable market data or other means; and

Level 3 ‑ inputs are unobservable (supported by little or no market activity).

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and six months ended June 30, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

The following table presents the fair value of the Company’s financial instruments for the periods presented:

	June 30, 2021	Level 1	Level 2	Level 3
Assets

Money Market accounts	$207	$-	$207	$-
Money Market Funds	38,501	-	38,501	-
High interest savings accounts	43,871	-	43,871	-
Commercial notes	19,999	-	19,999	-
	$102,578	$-	$102,578	$-

	December 31, 2020	Level 1	Level 2	Level 3
Assets

Money Market accounts	$668	$-	$668	$-
Money Market Funds	44,000	-	44,000	-
High interest savings accounts	48,397	-	48,397	-
United States Treasury Bill	5,000	-	5,000	-
Government of Canada Treasury Bill	23,999	-	23,999	-
	$122,064	$-	$122,064	$-

8.	Accrued liabilities:

Accrued liabilities as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020

Accrued personnel related costs	$1,493	$1,917
Accrued research and development expenses	2,158	1,932
Other accrued expenses	632	253
	$4,283	$4,102

9.	Lease liability

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

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and six months ended June 30, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,
2021	$278
2022	467
2023	120
Thereafter	-
$865

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

	June 30,	December 30,
	2021	2020
Weighted-average remaining term – operating leases	1.64 Years	2.1 Years
Weighted-average discount rate – operating leases	5.39%	5.40%

Lease liability, current portion	$508	$539
Lease liability, long term portion	321	535
Lease liability, total	$829	$1,074

Operating lease costs and operating cash flows from our operating leases are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Operating lease cost	$129	$134	$259	$267
Operating cash flows from operating leases	$140	$134	$277	$265

10.	Share capital:

The Company has authorized share capital of an unlimited number of common voting shares.

a.	Equity issuances:

2020 At‑The‑Market (“ATM”) Facility

On May 5, 2020, the Company entered into an equity distribution agreement with Piper Sandler and Canaccord Genuity acting as co-agents in connection with the 2020 ATM Facility. Under the terms of the 2020 ATM Facility, the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market.  During the year ended December 31, 2020 and in the six months period ended June 30, 2021, the Company did not issue any shares under the 2020 ATM Facility.

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and six months ended June 30, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

b.	Loss per share:

Loss per common share is calculated using the weighted average number of common shares outstanding and is presented in the table below:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net loss	$(13,470)	$(15,750)	$(29,697)	$(27,276)
Weighted-average common shares – basic and diluted	88,946	76,275	88,915	76,251
Net loss per share – basic and diluted	$(0.15)	$(0.21)	$(0.33)	$(0.36)

The effect of any potential exercise of the Company’s stock options outstanding during the three and six month periods ended June 30, 2021 and June 30, 2020 has been excluded from the calculation of diluted loss per common share as it would be anti‑dilutive.

11.	Stock‑based compensation:

a.	Stock option plan and employee stock purchase plan

Effective June 1, 2021, the Company adopted a new stock incentive plan (New Incentive Plan) and an employee stock purchase plan (ESPP).

The New Incentive Plan authorizes the Board of Directors to administer the New Incentive Plan to provide equity‑based compensation in the form of stock options, stock appreciation rights., restricted stock, restricted stock units, and Dividend Equivalents.

The Corporation currently maintains its existing Share Option Plan and 2015 Stock Incentive Plan (2015 SIP).  Effective June 1, 2021 no further grants will be made under the Share Option Plan or 2015 SIP, though existing grants under the Share Option Plan will remain in effect in accordance with their terms.

The aggregate number of our common shares, no par value, that may be issued under all awards under the New Incentive Plan is (i) 6,343,242, plus (ii) any of our common shares subject to any outstanding award under our prior plans that, after June 1, 2021, are not purchased or are forfeited or reacquired by us, or otherwise not delivered to the participant due to termination, cancellation or cash settlement of such award subject to the share counting provisions of the Plan.

Under both the Share Option Plan and the New Incentive Plan, the exercise price of each option equals the closing trading price of the Company’s stock on the day prior to the grant if the grant is made during the trading day or the closing trading price on the day of grant if the grant is issued after markets have closed. Vesting is provided for at the discretion of the Board of Directors and the expiration of options is to be no greater than 10 years from the date of grant.

The Company uses the fair value based method of accounting for employee awards granted under both plans. The Company calculates the fair value of each stock option grant using the Black‑Scholes option pricing model at the grant date. The stock‑based compensation cost of the options is recognized as stock‑based compensation expense over the relevant vesting period of the stock options using an estimate of the number of options that will eventually vest.

The ESPP, which will be administered by the Board of Directors, allows eligible employees of the Company with an opportunity to purchase Common Shares through accumulated payroll deductions up to a maximum 15% of eligible compensation.  The ESPP will be implemented by consecutive offering periods with a new offering period commencing on the first trading day on or after February 1 and August 1 each year, or on such other date as the Board of Directors will determine, and continuing thereafter until terminated in accordance with the Plan.  Unless the Board of Directors provides otherwise, the purchase price will be equal to eighty‑five percent (85%) of the fair market value of a Common Share on the offering date or the exercise date, whichever is lower.

The maximum number of Common Shares which will be made available for sale under the ESPP will be 1,700,000 Common Shares.

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and six months ended June 30, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

The Company has not established a first offering period; there are no options outstanding under the ESPP as of June 30, 2021.

Stock option transactions for the six months ended June 30, 2021 and June 30, 2020, are summarized as follows:

Option numbers are in (000’s)
		Six months ended June 30, 2021
	Options	Weighted average exercise price	Weighted average remaining contractual life (years)

Outstanding, beginning of period	11,942	$4.97
Granted	3,156	4.55
Exercised	(67)	2.39
Forfeited	(800)	5.67
Outstanding, end of the period	14,231	4.88	6.9
Exercisable, end of the period	8,001	4.60	5.7
Vested and expected to vest, end of period	13,296	4.85	6.8

Option numbers are in (000’s)
		Six months ended June 30, 2020
	Options	Weighted average exercise price	Weighted average remaining contractual life (years)

Outstanding, beginning of period	5,941	$2.84
Granted	6,272	6.84
Exercised	(191)	2.55
Forfeited	(71)	2.87
Outstanding, end of the period	11,951	4.91	8.4
Exercisable, end of the period	4,190	2.97	6.6
Vested and expected to vest, end of period	10,786	4.79	8.3

As of June 30, 2021, there was $9.34 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.73 years.

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and six months ended June 30, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

The following table presents the weighted average assumptions that were used in the Black‑Scholes option pricing model to determine the fair value of stock options granted during the period, and the resultant weighted average fair values:

	Six months ended June 30, 2021	Six months ended June 30, 2020

Risk-free interest rate	0.43%	1.28%
Expected dividend yield	-	-
Expected volatility	80.8%	85.9%
Expected life of options (years)	5	5
Grant date fair value	$2.91	$4.61

The Company uses historical data to estimate the expected dividend yield and expected volatility of its common shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

The following table presents the vesting terms of options granted in the period:

Option numbers are in (000’s)	Six months ended June 30, 2021	Six months ended June 30, 2020
	Number of options	Number of options
Cliff vesting after one year anniversary	-	300
3 year vesting (50%-25%-25%)	430	862
4 year vesting (50%-16 2/3%-16 2/3%-16 2/3%)	2,726	5,110
Total stock options granted in the period	3,156	6,272

During the six months period ended June 30, 2021, the option agreements of one officer were modified as part of a separation and release agreement.    Vested options of 1,679,169, with exercise prices ranging from $1.03 to $7.44, were allowed to continue to be exercisable for an additional 12 month period, and also 504,833 options that would have expired unvested, were allowed to continue to vest for a 12 month period.    As there was no service requirement, the company recorded $945 thousand and $663 thousand additional compensation in the current period related to these modifications for the vested and unvested options, respectively.

Restricted share units

The Company has a stock incentive plan (SIP) pursuant to which the Board may grant stock-based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company.  Each restricted unit is automatically redeemed for one common share of the Company upon vesting. The following table presents the activity under the SIP plan for the six months ended June 30, 2021 and 2020 the units outstanding.

	Six months ended, June 30, 2021		Six months ended, June 30, 2020
	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value
Outstanding, beginning of period	-	$-	40	$2.00
Granted	-	-	645	7.32
Outstanding, end of period	-	$-	685	$7.01

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

Three and six months ended June 30, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

The grant date fair value of the RSUs was determined as the closing value of the common shares of the Company on the Nasdaq Stock Market on the date prior to the date of grant.

b.	Share-based payment expense

The Company recorded share-based payment expense related to stock options and RSUs as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Research and development	$998	$933	$2,376	$1,733
General and administrative	1,166	6,768	6,431	10,369
	$2,164	$7,701	$8,807	$12,102

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

Our team proactively addressed these new challenges swiftly and appropriately, implementing safeguards and procedures to ensure both the safety of our employees and stakeholders, and accommodate the potential challenges due to COVID-19. Aptose was early in directing its employees to work-from-home and provided the tools to minimize productivity disruptions. Our clinical operations team reached out to active and future clinical sites to determine their needs and challenges and assist where possible, including virtual monitoring of patients, which reduces patients’ visits. We also have contacted our drug manufacturers to identify any potential supply chain disruptions and are adjusting accordingly. Since the first quarter of 2020, we began to carefully monitor the potential impact of COVID-19, and on a regular basis, we communicated with investigators at our clinical sites to gain an evolving understanding of competing COVID-19 related activities and clinical trial related activities.

In order to minimize the impact of COVID-19 on the enrollment of patients into our trials, we continue to focus efforts across a diverse range of clinical sites, including both larger clinical sites as well as regional cancer care sites. While it is difficult to estimate the potential impact of COVID-19 on the larger clinical sites and regional cancer care sites, as of the date of this report, we have not experienced and do not foresee material delays to the enrollment of patients or timelines for the luxeptinib clinical trials due to the variety of clinical sites that we have actively recruited. APTO-253, which is administered intravenously, requires the need for hospital / clinical site resources to assist and monitor patients during each infusion and based on the current conditions caused by COVID-19, future enrollment of patients on this trial is likely to be negatively impacted.

As of the date of this report, we have not experienced material delays in the manufacturing of luxeptinib or APTO-253 related to COVID‑19. Should our manufacturers experience shortages in staffing or be required to shut down their facilities due to COVID-19 for an extended period of time, our trials may be negatively impacted.

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

As of the date of this report, we have multiple active clinical sites for the Phase 1a/b trial in patients with CLL/SLL or NHL which include specialty regional cancer care centers as well as large hospitals and key academic institutions. As of the date of this report, we have completed the first, second, third and fourth dose levels (150 mg, 300 mg, 450 mg and 600 mg BID, respectively). Patient treatment in cohort 5 (750 mg) is ongoing. Under an FDA-approved accelerated titration protocol, only one patient was required at each of the first two dose levels, followed by three patients at each dose level thereafter.  Intra-patient dose escalation is allowed if the higher dose is safe in three or more patients, and additional patients have been and may continue to be enrolled at dose levels previously declared safe. To date, we have reported that among treated patients with an array of B-cell malignancies, we have observed inhibition of phospho-BTK and modest tumor reductions in different tumor types, indicating target engagement and pharmacologic activity of luxeptinib. Of note, during the European Hematology Association (EHA) Congress in June 2021, we reported that many of the heavily pretreated B-cell cancer patients previously receiving 2-12 prior regimens had rapidly progressed immediately before starting luxeptinib treatment, resulting in a trend of tumor growth early in treatment, often followed by tumor reductions after staying on treatment with luxeptinib. Response evaluations were available for 12 patients after starting treatment, and eight out of these 12 patients had various reductions of lesion size or IgM measurements compared to baseline, demonstrating anti-tumor activity. FDG PET-CT scans in one FL patient, who had 2 prior regimens, revealed lesion growth during treatment with luxeptinib at 450 mg BID for 7 cycles. After dose-escalation to 600 mg BID in Cycle 8, lesion measurements demonstrated continuous reduction. By C15D1, target lesions shrank by 42.5% and 11.3% when compared with peak tumor size and baseline measurements, respectively. In that patient luxeptinib was well-tolerated with single agent activity for the duration of 16+ cycles of therapy. One Waldenstrom’s macroglobulinemia (WM) patient in Cohort 5 (750 mg BID), who had 2 prior regimens including ibrutinib, had her IgM level reduced by 24.9% by C3D1 compared with baseline. As luxeptinib moves from low/intermediate dose levels and into the higher dose levels, it is hoped that an optimal dose can be selected that demonstrates formal clinical responses without excessive toxicity.

We are also advancing luxeptinib into myeloid malignancies, with an initial focus on AML, in a separate Phase 1a/b trial. On June 29, 2020, we announced that we had received allowance from the FDA to proceed into a study in R/R AML with a starting dose of 450 mg BID, and subsequently on October 19, 2020, announced that we had initiated dosing of the first patient with AML. The clinical trial is a multicenter, open label, dose-escalation study with additional optional expansion cohorts to assess the safety, tolerability, pharmacokinetics and pharmacodynamic effects, and preliminary efficacy of luxeptinib in patients with R/R AML. As of the date of this report we have multiple active clinical sites for the Phase 1a/b trial. Aptose completed the 450 mg BID and 600 mg BID dose cohorts and has fully enrolled patients with the 750 mg BID dose cohort. During the EHA Congress in June 2021, no data were presented on the 600 mg and 750 mg dose levels, but we did present dose-dependent inhibition of phospho-FLT3, -BTK, -SYK, and -PDGFRα signaling, and disease evaluation revealed anti-leukemic activity of luxeptinib in three relapsed AML patients in Cohort 1 (450 mg). One heavily pretreated AML patient (8 prior regimens including alloSCT and FLT3 inhibitors gilteritinib and crenolanib) had 99% reduction of blasts in peripheral blood, though the decrease in blasts reversed during Cycle 2. Another AML patient (2 prior regimens) experienced an 80% reduction in the FLT3-ITD VAF by C4D9, and this patient had simultaneous reductions of multiple clones with mutations. Importantly, one FLT3-ITD AML patient (6 prior regimens including 2 AHSC transplants and FLT3 inhibitors) experienced a complete response (CR) with no detectable AML disease (MRD-negative). Based on strong preclinical evidence of luxeptinib’s activity against AML – including demonstration of mutation-agnostic and genotype-agnostic potency, particularly compared against other FLT3 inhibitors, and its ability to safely cure AML in murine leukemia models  –  we believe that luxeptinib may offer hope to the fragile and difficult-to-treat AML patient populations. The FDA has granted orphan drug designation to luxeptinib for the treatment of patients with AML. Orphan drug designation is granted by the FDA to encourage companies to develop therapies for the treatment of diseases that affect fewer than 200,000 individuals in the United States. Orphan drug status provides research and development tax credits, an opportunity to obtain grant funding, exemption from FDA application fees and other benefits. The orphan drug designation also provides us with seven additional years of marketing exclusivity in this indication.

Manufacturing:

During fiscal years 2017 and 2018, we created a scalable chemical synthetic route for the manufacture of luxeptinib drug substance and have scaled the manufacture of API (active pharmaceutical ingredient, or drug substance) to multi-kg levels, we completed the manufacture of a multi-kg batch of API under GMP conditions as our API supply for our first-in-human clinical trials, and we manufactured under GMP conditions two dosage strengths of capsules to serve as our clinical supply in those human studies. During fiscal years 2019 and 2020, we completed successful manufacture of multiple batches of API and drug product. We are continuing our manufacturing campaigns in the current 2021 fiscal period and continue scale-up and tech transfer activities to support additional manufacturing capacity for the ongoing and planned clinical trials of luxeptinib. Additional research and development funds are being utilized to support exploratory formulation studies in an ongoing effort to craft an improved formulation for later stage development of luxeptinib. In addition, the patient population to be treated with APTO-253 has been expanded beyond R/R-AML and MDS to include patients with MYC-driven B-cell cancers, in particular those with MYC rearrangements, including Burkitt’s lymphoma, double hit lymphoma and triple hit lymphoma.

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

On December 6, 2020, we presented new clinical data in a virtual poster presentation at the 62nd ASH Annual Meeting. The poster, A Phase 1 a/b Dose Escalation Study of the Mutation Agnostic BTK/FLT3 Inhibitor CG-806 in Patients with Relapsed or Refractory CLL/SLL or Non-Hodgkin’s Lymphomas, reviewed luxeptinib data for fourteen patients (as of the cutoff date of November 2, 2020) with relapsed or refractory CLL, SLL or NHL in the first in-human Phase 1a/b, open-label, single arm, multicenter dose-escalation clinical study. Data from the ongoing trial demonstrated that luxeptinib was generally well-tolerated in patients treated at 150 mg, 300 mg, 450 mg, and 600 mg BID over multiple cycles, supporting continued dose escalation. At the ongoing 750 mg dose, luxeptinib achieved steady state plasma concentration greater than 2 micromolar at the end of Cycle 1. Luxeptinib treatment also led to modest reductions in tumor volume in patients with different B-cell malignancies. On December 6, 2020, Aptose also hosted a corporate event and clinical update, where the company’s management highlighted some early clinical observations on safety, tolerability, pharmacokinetics, and activity from the Phase 1a/b study in B-cell malignancies as well as from the recently initiated Phase 1a/b study in AML.

On June 11, 2021, we reported clinical data on luxeptinib a poster presentation at the 2021 Annual European Hematology Association (EHA) Congress titled A Phase 1 a/b Dose Escalation Study of the Mutation Agnostic BTK/FLT3 Inhibitor CG-806 in Patients with Relapsed or Refractory B-Cell Malignancies. In addition, on June 11, 2021, we held a virtual corporate update event to provide updated clinical findings from the same study. We reported that many of the patients rapidly progressed immediately before luxeptinib treatment was initiated, resulting in a trend of tumor growth early in treatment, often followed by tumor reductions. We observed dose-dependent anti-leukemic activity to luxeptinib in patients who received dose escalation, including one follicular lymphoma patient who experienced tumor growth while on 450mg BID followed by tumor reduction (43% from peak, 12% from baseline) upon dose escalation to 600 mg BID. In that patient, luxeptinib was well-tolerated with single agent activity for the duration of 16+ cycles of therapy.

Also, on June 11, 2021, during a virtual corporate update event, we provided updated clinical findings with luxeptinib for the treatment of patients with relapsed or refractory AML. We presented dose-dependent inhibition of phospho-FLT3, -BTK, -SYK, and -PDGFRα signaling and that R/R-AML patients with FLT3-ITD mutations who received 450 mg BID luxeptinib (the lowest dose) for 28 days experienced blast reductions. Two patients experienced blast reduction of 67-90% but later experienced disease progression. However, one patient who previously failed chemotherapy twice, FLT3 inhibitor therapy, venetoclax and decitabine treatment, and AHSC transplants twice, later achieved complete remission (CR) with monotherapy of 450mg BID luxeptinib, and the patient continues on study with MRD-negative status.

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

As of the date of this report, we have multiple active sites recruiting patients in the dose escalation stage of the trial. As of the date of this report, we have completed enrollment and treatment of patients on the first, second, third, fourth, and fifth dose levels (20, 40, 66, 100, and 150 mg/m2, respectively). Under an FDA-approved accelerated titration protocol, only one patient was required at each of the first two dose levels, followed by three patients at each dose level thereafter. Aptose is currently enrolling patients in the sixth dose level (210 mg/m2) of APTO-253. During the second quarter of 2020, the FDA allowed an amendment for Aptose to initiate more aggressive dose escalations with APTO-253, provided the tolerability profile remains favorable. The first five dosing cohorts have enrolled a mix of patients with AML and MDS. To date, we have observed reductions in MYC expression in peripheral blood mononuclear cells (PBMCs) from treated patients with AML and MDS, demonstrating MYC target engagement and mechanistic proof of concept.

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

●

On April 17, 2018, at the 2018 Annual Meeting of the AACR, we presented preclinical data demonstrating that APTO-253 is a new addition to the repertoire of drugs that can exploit DNA BRCA1/2 deficiency, broadening the potential applicability of APTO-253 towards solid cancer indications.

●

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

●

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

●

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

●

On June 11, 2021, we presented clinical data on APTO-253 in a poster presentation at the 2021 Annual European Hematology Association (EHA) Congress. The poster, A Phase 1a/b Dose Escalation Study of the MYC Repressor APTO-253 in Patients with Relapsed or Refractory AML or Higher-risk MDS, reported that APTO-253 has been well tolerated, has completed dose level 5 of 150mg/m2 and has moved into dose level 6 at 210mg/m2.

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

Sources of liquidity:

The following table presents our cash and cash equivalents, investments and working capital as at June 30, 2021 and December 31, 2020.

(in thousands)	Balances at June 30, 2021	Balances at December 31, 2020
Cash and cash equivalents	$83,343	$117,393
Investments	19,999	5,000
Total	$103,342	$122,393

Working capital	$97,600	$118,264

Working capital represents primarily cash, cash equivalents, investments and other current assets less current liabilities.

We believe that our cash, cash equivalents and investments on hand at June 30, 2021 will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment of our clinical trials, the amount of drug product that we will require to support our clinical trials, and our general corporate overhead costs to support our operations, and our reliance on our manufacturers. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway.

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

COVID-19 has not had and we do not expect it to have a significant impact on our liquidity and capital resources and we are not incurring significant additional costs to support our ongoing operations during this time. We have not entered into long term manufacturing contracts and should there be a delay in our trials we have flexibility to reduce future planned manufacturing campaigns.

We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. In December 2019, we filed a short form base shelf prospectus (the “Base Shelf”) that allows us to distribute, upon the filing of prospectus supplements, up to $200,000,000 of common shares, warrants, or units comprising any combination of common shares and warrants. The Base Shelf was declared effective by the United States Securities Exchange Commission (the “SEC”) on January 9, 2020 and expires on January 9, 2023.

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

Cash flows:

The following table presents a summary of our cash flows for the three-month and six-month periods ended June 30, 2021 and 2020:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net cash provided by (used in):
Operating activities	$(8,825)	$(7,164)	$(19,201)	$(15,254)
Investing activities	4,999	1,479	(15,013)	(10,948)
Financing activities	85	46	160	482
Effect of exchange rates changes on cash and cash equivalents	1	(3)	4	(10)
Net decrease in cash and cash equivalents	$(3,740)	$(5,642)	$(34,050)	$(25,730)

Cash used in operating activities:

Our cash used in operating activities for the three-month periods ended June 30, 2021 and 2020 was approximately $8.8 million and $7.2 million, respectively. Our cash used in operating activities for the six months ended June 30, 2021 and 2020 was approximately $19.2 million and $15.3 million, respectively. Net cash used in operating activities was higher in the three and six-month periods ended June 30, 2021 as compared with the three and six-month periods ended June 30, 2020 resulting mostly from a higher net loss in the current periods. See “Results of Operations”. Our uses of cash for operating activities for both periods consisted primarily of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees.

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

Cash flow from investing activities:

Our cash provided by investing activities for the three months ended June 30, 2021 was $5.0 million, and consisted of maturity of investments. Our cash provided by investing activities in the three-months period ended June 30, 2020 was $1.48 million and consisted of net maturity of investments of $1.52 million and purchases of equipment of $37 thousand.

Our cash used in investing activities in the six-month period ended June 30, 2021 was $15.0 million, and consisted of net purchases of investments of $15.0 million and purchases of property and equipment of $17 thousand. Our cash used in investing activities in the six-month period ended June 30, 2020 was $10.9 million, and consisted net purchases of investments of $10.9 million and purchase of equipment of $53 thousand.

The composition and mix of cash, cash equivalents and investments is based on our evaluation of conditions in financial markets and our near-term liquidity needs. We have exposure to credit risk, liquidity risk and market risk related to our investments. The Company manages credit risk associated with its cash and cash equivalents and investments by maintaining minimum standards of R1‑low or A‑low investments. The Company invests only in highly rated financial instruments which are capable of prompt liquidation. The Company manages its liquidity risk by continuously monitoring forecasts and actual cash flows. The Company is subject to interest rate risk on its cash and cash equivalents and investments. The Company does not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to interest rates on the investments, owing to the relative short‑term nature of the investments.

Cash flow from financing activities:

Our cash flow from financing activities for the three months ended June 30, 2021 was $85 thousand, and consisted of proceeds from the exercise of stock options. Our cash flow from financing activities in the three-month period ended June 30, 2020 was $46 thousand, and consisted of proceeds from the exercise of stock options.

Our cash flow from financing activities for the six months ended June 30, 2021 was approximately $160 thousand, and consisted of proceeds of exercise of stock options. Our cash flow from financing activities in the six-month period ended June 30, 2020 was $482 thousand, and consisted of proceeds from the exercise of stock options.

At-The-Market Facilities

On May 5, 2020, the Company entered into an ATM equity distribution agreement with Piper Sandler & Co. and Canaccord Genuity LLC acting as co-agents. Under the terms of this facility, the Company may, from time to time, sell common shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market. As of June 30, 2021, the Company had not issued any shares under this ATM equity facility.

CONTRACTUAL OBLIGATIONS

There were no material changes to our contractual obligations and commitments described under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which can be found on EDGAR at www.sec.gov/edgar.shtml and on SEDAR at www.sedar.com.

RESULTS OF OPERATIONS

A summary of the results of operations for the three-month and six-month periods ended June 30, 2021 and 2020 is presented below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020

Revenues	$-	$-	$-	$-
Research and development expenses	9,831	6,866	18,059	12,800
General and administrative expenses	3,657	9,015	11,681	14,915
Net finance income	18	131	43	439
Net loss	(13,470)	(15,750)	(29,697)	(27,276)
Other comprehensive loss	-	(15)	-	(15)
Total comprehensive loss	$(13,470)	$(15,765)	$(29,697)	$(27,291)
Basic and diluted loss per common share	$(0.15)	$(0.21)	$(0.33)	$(0.36)

The net loss for the three-month period ended June 30, 2021 decreased by $2.3 million to $13.5 million as compared with $15.8 million for the comparable period in 2020. The net loss for the six-month period ended June 30, 2021 increased by $2.4 million to $29.7 million as compared with $27.3 million for the comparable period in 2020. Components of the net loss are presented below:

Research and Development

The research and development expenses for the three-month and six-month periods ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020

Program costs – luxeptinib	$5,728	$3,755	$9,699	$6,700
Program costs – APTO-253	1,119	856	2,209	1,735
Personnel related expenses	1,985	1,317	3,773	2,620
Stock-based compensation	998	933	2,376	1,733
Depreciation of equipment	1	5	2	12
	$9,831	$6,866	$18,059	$12,800

Research and development expenses increased by $3.0 million to $9.8 million for the three-month period ended June 30, 2021 as compared with $6.9 million for the comparative period in 2020. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

●

Program costs for luxeptinib increased by approximately $1.97 million, mostly as a result of higher manufacturing costs, including costs to scale up manufacturing and research costs associated with optimizing the formulation and higher costs related to the luxeptinib AML trial, for which we received an IND allowance in June 2020.

●	Program costs for APTO-253 increased by approximately $263 thousand, mostly as a result of higher manufacturing costs.

●	Personnel-related expenses increased by $668 thousand, mostly related to new positions hired to support our clinical trials and manufacturing activities.

●

Stock-based compensation increased by approximately $65 thousand in the three months ended June 30, 2021, compared with the three months ended June 30, 2020, mostly related to higher total compensation expense in the current period on options issued in the first half of 2021.

Research and development expenses increased by $5.3 million to $18.1 million for the six-month period ended June 30, 2021 as compared with $12.8 million for the comparative period in 2020. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

●

Program costs for luxeptinib increased by approximately $3.0 million, mostly as a result of higher manufacturing costs, including costs to scale up manufacturing and research costs associated with optimizing the formulation and higher costs related to the luxeptinib AML trial, for which we received an IND allowance in June 2020.

●	Program costs for APTO-253 increased by approximately $474 thousand, mostly as a result of higher manufacturing costs.

●	Personnel-related expenses increased by $1.2 million, mostly related to new positions hired to support our clinical trials and manufacturing activities.

●

Stock-based compensation increased by approximately $643 thousand in the six months ended June 30, 2021, compared with the six months ended June 30, 2020, mostly related to higher total compensation expense in the current period on options issued in the first half of 2021.

General and Administrative

The general and administrative expenses for the three-month and six-month periods ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,		Six months ended June 30,

(in thousands)	2021	2020	2021	2020

General and administrative, excluding items below	$2,456	$2,214	$5,181	$4,479
Stock-based compensation	1,166	6,768	6,431	10,369
Depreciation of equipment	35	33	69	67
	$3,657	$9,015	$11,681	$14,915

General and administrative expenses for the three-month period ended June 30, 2021 were $3.7 million as compared with $9.0 million for the comparative period in 2020, a decrease of approximately $5.4 million. The decrease was primarily as a result of the following:

●

General and administrative expenses, other than stock-based compensation and depreciation of equipment, increased by approximately $242 thousand in the three months ended June 30, 2020, primarily as a result of higher insurance costs, professional costs and investor relations advisory costs offset by lower personnel related costs and lower office administrative costs.

●

Stock-based compensation decreased by approximately $5.6 million in the three months ended June 30, 2021 as compared with the three months ended June 30, 2020, mostly as a result of a lower number of options granted in the six month period ended June 30, 2021 as compared with the six month period ended June 30, 2020, that those options granted in the current period had a lower grant date fair value, and that in the comparative period the Company had issued restricted share units (RSUs) that had fully vested by the end of the comparative period. No RSUs were granted in the current period.

General and administrative expenses for the six-month period ended June 30, 2021 were $11.7 million as compared with $14.9 million for the comparative period, a decrease of approximately $3.2 million. The decrease was primarily a result of the following:

●

General and administrative expenses, other than share-based compensation and depreciation of equipment, increased by approximately $702 thousand in the six months ended June 30, 2021, primarily as a result of higher insurance costs, higher professional costs, higher investor relations advisory costs offset by lower office administrative costs and lower travel expenses.

●

Stock-based compensation decreased by approximately $3.9 million in the six months ended June 30, 2021, compared with the six months ended June 30, 2020. Stock-based compensation decreased by approximately $5.6 million mostly as a result of a lower number of options granted in the six-month period ended June 30, 2021 as compared with the six month period ended June 30, 2020, that those options granted in the current period had a lower grant date fair value, and that in the comparative period the company had issued RSUs that had fully vested by the end of the comparative period. This decrease was offset by increased compensation of approximately $1.7 million, mostly related to the modification of option agreements of one officer as part of a separation and release agreement. Vested options of 1,679,169 with exercise prices ranging from $1.03 to $7.44 were allowed to continue to be exercisable for an additional twelve-month period, and also 504,833 options that would have expired unvested, were allowed to continue to vest for a twelve-month period. As there was no service requirement, the Company recorded $945 thousand and $663 thousand additional compensation in the current period related to these modifications for the vested and unvested options, respectively.

COVID-19 did not have a significant impact on our results of operations for the six-month period ended June 30, 2021. We have not experienced and do not foresee material delays to the enrollment of patients or timelines for the luxeptinib Phase 1a/b trial due to the variety of clinical sites that we have actively recruited for this trial. Similarly, we do not expect our enrollment of the luxeptinib AML trial to be negatively impacted by COVID-19 as we plan to use a variety of clinical sites for this trial as well. APTO-253, which is administered intravenously, requires the need for hospital / clinical site resources to assist and monitor patients during each infusion and based on the current conditions caused by COVID-19, future enrollment of patients on this trial is likely to be negatively impacted. As of the date of this report, we have not experienced material delays in the manufacturing of luxeptinib or APTO-253 related to COVID-19. Should our manufacturers be required to shut down their facilities due to COVID-19 for an extended period of time, our trials may be negatively impacted.

Stock option plan and employee stock purchase plan

Effective June 1, 2021, the Company adopted a new stock incentive plan (New Incentive Plan) and an employee stock purchase plan (ESPP).

The New Incentive Plan authorizes the Board of Directors to administer the New Incentive Plan to provide equity‑based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents.

The Company currently maintains its existing share option plan (Share Option Plan) and 2015 Stock Incentive Plan (2015 SIP). Effective June 1, 2021 no further grants will be made under the Share Option Plan or 2015 SIP, though existing grants under the Share Option Plan will remain in effect in accordance with their terms.

The aggregate number of our common shares, no par value, that may be issued under all awards under the New Incentive Plan is (i) 6,343,242, plus (ii) any of our common shares subject to any outstanding award under our prior plans that, after June 1, 2021, are not purchased or are forfeited or reacquired by us, or otherwise not delivered to the participant due to termination, cancellation or cash settlement of such award subject to the share counting provisions of the New Incentive Plan.

Under both the Share Option Plan and the New Incentive Plan, the exercise price of each option equals the closing trading price of the Company’s stock on the day prior to the grant if the grant is made during the trading day or the closing trading price on the day of grant if the grant is issued after markets have closed. Vesting is provided for at the discretion of the Board of Directors and the expiration of options is to be no greater than 10 years from the date of grant.

The Company uses the fair value based method of accounting for employee awards granted under both plans. The Company calculates the fair value of each stock option grant using the Black‑Scholes option pricing model at the grant date. The stock‑based compensation cost of the options is recognized as stock‑based compensation expense over the relevant vesting period of the stock options using an estimate of the number of options that will eventually vest.

The ESPP, which will be administered by the Board of Directors, allows eligible employees of the Company with an opportunity to purchase common shares through accumulated payroll deductions up to a maximum 15% of eligible compensation. The ESPP will be implemented by consecutive offering periods with a new offering period commencing on the first trading day on or after February 1 and August 1 each year, or on such other date as the Board of Directors will determine, and continuing thereafter until terminated in accordance with the ESPP. Unless the Board of Directors provides otherwise, the purchase price will be equal to eighty‑five percent (85%) of the fair market value of a common share on the offering date or the exercise date, whichever is lower.

The maximum number of common shares which will be made available for sale under the ESPP will be 1,700,000 common shares.

The Company has not established a first offering period; there are no options outstanding under the ESPP as of June 30, 2021.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2021, we were not party to any off-balance sheet arrangements.

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

Significant accounting judgments and estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report for the fiscal year ended December 31, 2020 on Form 10-K filed with the SEC on March 23, 2021. There were no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2021.

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

Updated share information

As of August 3, 2021, we had 88,948,744 common shares issued and outstanding. In addition, there were 14,252,721 common shares issuable upon the exercise of outstanding stock options and upon the vesting of restricted share units.

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

●	our lack of product revenues and net losses and a history of operating losses;

●

our early stage of development, particularly the inherent risks and uncertainties associated with (i) developing new drug candidates generally, (ii) demonstrating the safety and efficacy of these drug candidates in clinical studies in humans, and (iii) obtaining regulatory approval to commercialize these drug candidates;

●	our need to raise substantial additional capital in the future and that we may be unable to raise such funds when needed and on acceptable terms;

●	further equity financing, which may substantially dilute the interests of our existing shareholders;

●

clinical studies and regulatory approvals of our drug candidates are subject to delays, and may not be completed or granted on expected timetables, if at all, and such delays may increase our costs and could substantially harm our business;

●

our reliance on external contract research/manufacturing organizations for certain activities and if we are subject to quality, cost, or supply chain/delivery issues with the preclinical and clinical grade materials supplied by contract manufacturers, our business operations could suffer significant harm;

●

clinical studies are long, expensive and uncertain processes and the FDA, or other similar foreign regulatory agencies that we are required to report to, may ultimately not approve any of our product candidates;

●	our ability to comply with applicable governmental regulations and standards;

●	our inability to achieve our projected development goals in the time frames we announce and expect;

●	events outside of our control, such as natural disasters, wars or health crises such as the COVID-19 pandemic, which result in uncertainty and adverse effects on our business;

●	difficulties in enrolling patients for clinical trials may lead to delays or cancellations of our clinical trials;

●	our reliance on third-parties to conduct and monitor our preclinical studies;

●	our ability to attract and retain key personnel, including key executives and scientists;

●	any misconduct or improper activities by our employees;

●	our exposure to exchange rate risk;

●	our ability to commercialize our business attributed to negative results from clinical trials;

●

the marketplace may not accept our products or product candidates due to the intense competition and technological change in the biotechnical and pharmaceuticals, and we may not be able to compete successfully against other companies in our industries and achieve profitability;

●	our ability to obtain and maintain patent protection;

●	our ability to afford substantial costs incurred with defending our intellectual property;

●	our ability to protect our intellectual property rights and not infringe on the intellectual property rights of others;

●	our business is subject to potential product liability and other claims;

●	potential exposure to legal actions and potential need to take action against other entities;

●	commercialization limitations imposed by intellectual property rights owned or controlled by third parties;

●	our ability to maintain adequate insurance at acceptable costs;

●	our ability to find and enter into agreements with potential partners;

●	extensive government regulation;

●	data security incidents and privacy breaches could result in increased costs and reputational harm;

●	our share price has been and is likely to continue to be volatile;

●	future sales of our common shares by us or by our existing shareholders could cause our share price to drop;

●	changing global market and financial conditions;

●	changes in an active trading market in our Common Shares;

●	difficulties by non-Canadian investors to obtain and enforce judgments against us because of our Canadian incorporation and presence;

●	potential adverse U.S. federal tax consequences for U.S. shareholders because we are a “passive foreign investment company”;

●	our “smaller reporting company” status;

●

any failures to maintain an effective system of internal controls may result in material misstatements of our financial statements, or cause us to fail to meet our reporting obligations or fail to prevent fraud;

●	our broad discretion in how we use the proceeds of the sale of common shares; and

●	our ability to expand our business through the acquisition of companies or businesses.

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

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of our fiscal quarter ended June 30, 2021, evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of our fiscal quarter ended June 30, 2021, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5 – OTHER INFORMATION

On May 4, 2021, we announced that Dr. Jotin Marango was appointed as Chief Financial Officer, in addition to his Chief Business Officer role. Dr. Marango was also appointed to serve as the Company’s Chief Accounting Officer on May 4, 2021, taking over those duties from the Company’s Chief Executive Officer, Dr. William Rice, who served as the interim Chief Accounting Officer following Gregory Chow’s departure on March 26, 2021.

ITEM 6 – EXHIBITS

Exhibit Number	Description of Document

10.1+

Consulting Agreement dated March 26, 2021 between Aptose Biosciences Inc. and Gregory K. Chow (incorporated by reference to Exhibit 10.1 to Aptose Biosciences Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

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

101**

The following consolidated financial statements from the Aptose Biosciences Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) statements of operations and comprehensive loss, (ii) balance sheets, (iii) statements of changes of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
*	Filed herewith.
**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 3rd day of August 2021.

APTOSE BIOSCIENCES INC.

By:	/s/ Jotin Marango
Jotin Marango
Senior Vice President,
Chief Financial Officer
and Duly Authorized Officer