Form 10-K
period 2021-12-31
Aptose Biosciences Inc.
filed 2022-03-22
CIK 882361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

The aggregate market value of the voting stock and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2021 was $293,330,791.

As of March  22, 2022, the registrant had 92,229,189 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III.

TABLE OF CONTENTS

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

PART I.

ITEM 1. BUSINESS

Overview

Aptose is a clinical stage precision oncology biotechnology company advancing highly differentiated kinase inhibitors to treat unmet medical needs in life-threatening cancers, such as acute myeloid leukemia (“AML”), certain B-cell malignancies, high-risk myelodysplastic syndrome (“MDS”), and other hematologic malignancies. Aptose is a publicly listed company incorporated under the laws of Canada. The Company’s Common Shares are listed on the Nasdaq Capital Market and the Toronto Stock Exchange. The Company was incorporated on September 5, 1986, under the name RML Medical Laboratories (“RML”) pursuant to the Business Corporations Act (Ontario) and then continued pursuant to the Canada Business Corporations Act (“CBCA”). Between 1986 and 2014, the Company operated under the names of RML, IMUTEC Corporation and Lorus Therapeutics Inc. On August 28, 2014, the Company changed its name from Lorus Therapeutics Inc. to Aptose Biosciences Inc. and, on October 1, 2014, we consolidated our outstanding Common Shares on the basis of one post-consolidation Common Share for each twelve pre-consolidation Common Shares.

Based on insights into the genetic profiles of certain cancers and patient populations, Aptose is building a pipeline of novel and targeted oncology therapies directed at dysregulated processes and signaling pathways in cancer cells, and this strategy is intended to optimize efficacy through simultaneous targeting of key drivers of disease in cancer cells, while preserving quality of life in patients by minimizing the side effects associated with conventional therapies. Our product pipeline includes cancer drug candidates that exert potent activity as stand-alone agents and that enhance the activities of other anticancer agents without causing overlapping toxicities. Indeed, we believe our targeted products can emerge as first-in-class or best-in-class agents that deliver single agent benefit and may serve as part of a combination therapeutic strategy for specific populations of cancer patients.

We believe the future of cancer treatment and management lies in the prospective selection and treatment of patients having malignancies that are genetically predisposed to response based on a drug’s unique mechanism of action. We are of the view that many drugs currently approved for the treatment and management of cancer are not selective for the specific genetic alterations (targets) and pathways that cause the patient’s tumor and hence allow for disease progression and /or significant toxicities due to off-target effects. Aptose’s strategy is to develop agents that target underlying disease-promoting mutations or altered pathways within a patient population, and we intend to apply this strategy across several therapeutic indications in hematology and oncology.

Aptose Programs

Aptose has two therapeutic assets under clinical development in-house (HM43239 and luxeptinib), a third clinical asset available for partnering (APTO-253), and a fourth preclinical asset already partnered (APL-581).

●

The myeloid kinome inhibitor HM43239 is an oral small molecule inhibitor of a constellation of kinases operative in myeloid malignancies and known to be involved in tumor proliferation, resistance to therapy, and differentiation. Preclinical in vitro and in vivo studies suggest that HM43239 may be an effective monotherapy and combination therapy in patients with hematologic malignancies including AML. An international Phase 1/2 clinical trial in patients with relapsed or refractory AML is ongoing. The dose escalation portion of this study thus far has delivered multiple complete responses in a diverse set of patients with various disease genotypes, and no toxicity trends that prevent further dose escalation to date.

●

The dual lymphoid and myeloid kinome inhibitor luxeptinib (CG026806, CG-806) is an oral small molecule inhibitor of kinases operative in both lymphoid and myeloid malignancies (including Bruton’s tyrosine kinase (BTK), LYN, FMS-like tyrosine kinase 3 (FLT3), CSF1R, PDGRFα, TRK, AURK, and others), currently being evaluated in two separate Phase 1a/b dose escalation studies. The first trial is being conducted in patients with certain B-cell malignancies, including chronic lymphocytic leukemia (“CLL”), small lymphocytic lymphoma (“SLL”) and certain non-Hodgkin’s lymphomas (“NHL”) that are resistant/refractory/intolerant to other therapies. The second trial is being conducted in patients with relapsed/refractory acute myeloid leukemia (“R/R AML”) and high risk myelodysplastic syndrome (“HR MDS”).

●

APTO-253 is a small molecule MYC oncogene inhibitor at the Phase 1a/b clinical trial stage of development for the treatment of patients with relapsed or refractory (“R/R”) blood cancers, including AML and high-risk MDS. The clinical program has been discontinued effective December 20, 2021 following a prioritization of the company’s other more advanced pipeline assets.

●	APL-581 is a dual bromodomain and extra-terminal domain motif (“BET”) protein and kinase inhibitor program which we partnered with Ohm Inc. (“OHM”) on March 7, 2018.

The following table sets forth various product conditions in our pipeline and their respective stages of development.

HM43239 Program

Inlicensing Overview

On November 4, 2021, we entered into a licensing agreement with South Korean company Hanmi Pharmaceutical Co Ltd. (“Hanmi”) for the clinical and commercial development of HM43239. Under the terms of the agreement, Hanmi granted Aptose exclusive worldwide rights to HM43239 for all indications. Hanmi received an upfront payment of $12.5 million, including $5 million in cash and $7.5 million in Common Shares. Hanmi will also receive up to $407.5 million in future milestone payments contingent upon the achievement of certain clinical, regulatory and sales milestones across several potential indications, as well as tiered royalties on net sales. The term of the agreement will continue on a product-by-product and country-by-country basis until the expiration of the royalty period for such product in such country. The licenses to Aptose will survive and become non-exclusive, perpetual, irrevocable and fully paid-up on a product-by-product and country-by-country basis, upon their natural expiration under the terms of the agreement.

Preclinical Profile

HM43239 is an oral, once-daily, highly potent myeloid kinome inhibitor (MKI) designed to target key kinases operative in myeloid malignancies. In preclinical studies, HM43239 demonstrated potent in vitro and in vivo activity against FLT3 ITD mutated as well as resistance-conferring D835 and gatekeeper (F691) tyrosine kinase domain (TKD) mutated AML. Additionally, HM43239 inhibited phosphorylation of SYK, known to be highly activated in AML and associated with resistance to FLT3 targeted therapy. HM43239 also demonstrated inhibitory activity against several kinases that are involved in tumor cell proliferation and/or differentiation, including mutant forms of c-KIT, JAK1, and JAK2, with IC50 values < 10 nM.

HM43239 induced in vitro cytotoxicity in AML and Ba/F3 cell lines expressing FLT3 WT, ITD, and/or TKD point mutations. HM43239 showed greater inhibitory activity compared to quizartinib on Ba/F3 cells expressing resistance-conferring ITD/TKD double mutations (ITD/F691L and ITD/D835Y). Thus, HM43239 may overcome clinically relevant ITD/TKD double mutations, which may result from sustained FLT3 inhibition. Moreover, target modulation was shown as HM43239 inhibited FLT3 phosphorylation and downstream signaling molecules such as phospho-ERK and phospho-STAT5.

The in vivo anti-tumor efficacy of HM43239 was demonstrated in murine MV-4-11 and MOLM-13 xenograft models of FLT3 ITD mutant AML and in a murine MOLM-14 model of FLT3 ITD and F691L dual mutation with dosing regimens that match those currently under investigation. HM43239 exhibited dose-dependent tumor growth inhibition of models of FLT3 ITD mutant AML with complete tumor regression observed in some groups, and no change in body weight. Of note, HM43239 produced greater tumor growth inhibition in the MOLM-14 FLT3-ITD/F691L model compared to gilteritinib, or entospletinib (SYK inhibitor) as single agents, and comparable activity to the gilteritinib + entospletinib combination.

Latest Clinical Update and Program Status

HM43239 is currently being evaluated in an international Phase 1/2 study in patients with relapsed or refractory AML across clinical centers in the United States and South Korea. Clinical data from HM43239 in AML were presented at the American Society of Hematology (ASH) Annual Meeting in December 2021. In the ongoing study, thirty-four relapsed/refractory patients who had received at least one prior line of therapy were enrolled at multiple centers between March 2019 and August 2021, and treated at doses escalating from 20 mg to 160 mg. HM43239 delivered multiple complete responses (CR) and demonstrated clinically meaningful benefit in all responders, by either bridging successfully to hematopoietic stem cell transplant (HSCT) or leading to a durable response, as well as a favorable safety profile.

Specifically, among FLT3 mutant patients treated with 80 mg, 3 out of 8 (37.5%) achieved a durable composite CR (CRc, CR + CRi). At the 80 mg dose, a composite CRc rate of 25% was observed in both FLT3 mutant (including a prior gilteritinib failure patient) and FLT3 wild-type AML (including >1 year duration of response in a relapsed TP53m AML patient unfit for HSCT). At the 80 mg dose, 4 of 5 (80%) responders advanced to HSCT. HM43239 showed a favorable safety profile with only mild AEs and no DLTs up to 160 mg per day, and no drug discontinuations from drug related toxicity. HM43239 plasma inhibitory assay (PIA) activity was dose-dependent with up to 90% phospho-FLT3 inhibition at dose levels ≥ 80 mg.

Luxeptinib (CG-806) Program

Inlicensing Overview

On May 7, 2018, we exercised an option by paying $2.0 million in cash to South Korean company Crystal Genomics, Inc. (“CG”) to purchase an exclusive license to research, develop and commercialize luxeptinib in all countries of the world except the Republic of Korea and China, for all fields of use (collectively, the “Rights”). Subsequently, on June 14, 2018, we announced that we entered into a license agreement with CG for Aptose to gain a license for rights to CG-806 in China (including the People’s Republic of China, Hong Kong, and Macau) ) (the “China Rights”). Under the license agreement, Aptose made an upfront payment to CG of $3.0 million for the China Rights. CG is eligible for development, regulatory and commercial-based milestones, as well as single-digit royalties on product sales in China. The total deal value for the China Rights, including the upfront payment, is up to $125 million. Aptose now owns worldwide (excluding Korea) rights to luxeptinib, a first-in-class, highly potent oral small molecule being developed for AML, B-cell malignancies, and other hematologic malignancies. Future possible royalties that might be paid under these agreements are determined on a country-by-country and product-by-product basis, on net sales during the period of time beginning on the first commercial sale of such product in such country and continuing until the later of: (i) the expiration of the last-to-expire valid claim of the CG patents in such country covering such product; and (ii) ten (10) years after the first commercial sale of such product in such country.

Preclinical Profile

Luxeptinib exhibits a picomolar half maximal inhibitory concentration (“IC50”) toward FLT3 with the Internal Tandem Duplication (“FLT3-ITD”), potency against the wild type FLT3 and a host of mutant forms of FLT3, as well as single-digit nanomolar IC50’s against BTK and its C481S mutant (“BTK-C481S”). Further, luxeptinib suppresses a small group of other relevant oncogenic kinases/pathways (including CSF1R, PDGFRα, TRK, and the ERK, MYC, AKT/mTOR/S6K and AURK/H3S10 pathways) that are operative in AML and certain B cell malignancies, but does not inhibit the TEC, epidermal growth factor receptor (EGFR) and ErbB2/4 kinases that are responsible for safety concerns with certain other kinase inhibitors. Consequently, luxeptinib is characterized as a mutation-agnostic dual lymphoid and myeloid kinome inhibitor.

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

Latest Clinical Update and Program Status

Luxeptinib is currently being evaluated in a Phase 1 a/b trial in patients with relapsed or refractory B cell malignancies who have failed or are intolerant to standard therapies, and in a separate Phase 1 a/b trial in patients with relapsed or refractory AML or high-risk MDS. Clinical data from both studies were presented at the American Society of Hematology (ASH) Annual Meeting in December 2021. In these parallel studies, luxeptinib was generally well tolerated at dose levels of 450, 600 and 750 mg using dosing schedule (“BID”) over multiple cycles, and continued being dosed in 900 mg BID cohorts in parallel. Target engagement of BTK and FLT3, and anti-tumor activity, including dose- and exposure-dependent tumor reductions, were observed in multiple patients collectively between the studies, including in patients with FL, DLBCL, CLL/SLL, and AML. In parallel with the ongoing dose escalation of the current formulation of luxeptinib in patients with B-cell malignancies and AML, Aptose has made significant progress in the development of a “next generation” formulation that could reduce total active pharmaceutical ingredient, or drug substance (“API”) administered, reduce pill burden, improve absorption, and increase exposure. Aptose began testing this new formulation of luxeptinib in the ongoing studies in patients with hematologic malignancies during the first half of 2022.

APTO-253 Program

APTO-253 is a novel small molecule therapeutic agent that inhibits expression of the MYC oncogene, leading to cell cycle arrest and programmed cell death (apoptosis) in human-derived solid tumor and hematologic cancer cells, without causing general myelosuppression of the healthy bone marrow. MYC is a transcription factor that regulates cell growth, proliferation, differentiation and apoptosis, and overexpression amplifies new sets of genes to promote oncogenesis.

The clinical development of APTO-253 began in January 2011, with a Phase 1 dose-escalation study in patients with advanced or metastatic solid tumors. The clinical program of APTO-253 more recently also included a Phase 1a/b dose escalation study in patients with relapsed or refractory AML or high risk MDS, during which no objective responses were observed.

On December 20, 2021, Aptose announced the decision to discontinue further clinical development of APTO-253. The decision followed prioritization of the company’s other more advanced pipeline candidates, as well as an internal review of the product profile and performance to date of APTO-253, including a clinical hold placed by the U.S. Food & Drug Administration (“FDA”).

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

On March 7, 2018, Aptose entered into an exclusive global license agreement with OHM, an affiliate of LALS that was formed in 2016 to advance the clinical development of compelling molecules derived from the LALS initiative, for the development, manufacture and commercialization of APL-581, as well as related molecules, from Aptose’s dual BET protein and kinase inhibitor program. Under the agreement, Aptose retained reacquisition rights to certain molecules, while OHM/LALS has the rights to develop and sublicense all other molecules. Aptose received a nominal upfront cash payment and is eligible to receive up to $125 million of additional payments based on the achievement of certain developmental, regulatory and sales milestones, as well as royalties on future sales.

Competitive Conditions

The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. There are numerous companies in these industries that are focusing their efforts on activities similar to ours. Some of these are companies with established positions in the pharmaceutical industry and may have substantially more financial and technical resources, more extensive research and development capabilities, and greater marketing, distribution, production, and human resources than Aptose. In addition, we face competition from other companies for opportunities to enter partnerships with biotechnology and pharmaceutical companies and academic institutions.

Competition with our potential products may include chemotherapeutic agents, monoclonal antibodies, antisense therapies, small molecules, immunotherapies, vaccines, and other biologics with novel mechanisms of action. These drugs may kill cancer cells indiscriminately, or through a targeted approach, and some have the potential to be used in non-cancer indications. We also expect that we will experience competition from established and emerging pharmaceutical and biotechnology companies that have other forms of treatment for the cancers that we target, including drugs currently in development for the treatment of cancer that employ a number of novel approaches for attacking these cancer targets. Cancer is a complex disease with more than 100 indications requiring drugs for treatment. The drugs in competition with our potential drugs have specific targets for attacking the disease, targets which are not necessarily the same as ours. These competitive drugs, however, could potentially also be used together in combination therapies with our drugs to manage the disease. Other factors that could render our potential products less competitive may include the stage of development, where competitors’ products may achieve earlier commercialization, as well as superior patent protection, better safety profiles, or a preferred cost-benefit profile.

Luxeptinib for B Cell Malignancies

We are aware of a number of companies that have developed and are pursuing different approaches to BTK inhibition, both for the wild type and to the C481S-mutant forms. Companies that have developed approved or are currently developing inhibitors that directly target the wild type include AbbVie (IMBRUVICA), AstraZeneca (CALQUENCE), and Beigene Co., Ltd. (Zanubrutinib). Others that are developing inhibitors that target the C481S-mutant BTK include Merck (nemtabrutinib), and Eli Lilly (pirtobrutinib), among others.

HM43239 and Luxeptinib for AML

We also face intense competition in AML as there is a wide range of therapies that have been approved and are under development for the treatment of AML. Companies that have developed approved therapies include Jazz (VYXEOS), Pfizer (MYLOTARG), Novartis (RYDAPT), Astellas (XOSPATA), and AbbVie (VENCLEXTA), among others. Others are currently developing targeted therapies such as FLT3 inhibitors which include Daiichi Sankyo (quizartinib), Arog (crenolanib), IDH1/2 inhibitors which include Agios/Servier (TIBSOVO) and Celgene/BMS (IDHIFA), SYK inhibitors which include Kronos Bio (entospletinib and lanraprenib), IRAK4 inhibitors which include Curis (emavusertib), and menin inhibitors which include Syndax (SNDX-5613) and Kura (KO-539), among others.

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

HM43239

In November 2021, we licensed the exclusive rights to research, develop and commercialize HM43229. Under the terms of the agreement, Hanmi has granted Aptose exclusive worldwide rights to HM43239 for all indications.  Aptose is now the exclusive licensee of composition of matter and use patents covering HM43229, and HM43239 analogs. Aptose believes that it now owns rights to a strong and defensive intellectual property position.

As of December 31, 2021, Aptose owns rights in 35 issued patents, including 3 issued U.S. patents, that are in force and cover numerous compounds, including the HM43239 compound. These patents are expected to provide protection until 2038-2039. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for coverage of HM43239 and analog compounds, with expected expiry dates between 2038‑2041.

Luxeptinib (CG-806)

In May 2018 and June 2018, we licensed the Rights to CG-806, for all fields of use, in all territories outside of the Republic of Korea and China, by exercising an option we obtained through a June 2016 option-license agreement with CG that had granted us an exclusive option to research, develop and commercialize CG-806. In June 2018, we entered into a separate license agreement with CG for Aptose to gain a license for the China Rights. Aptose now owns worldwide Rights to CG-806, including an issued patent in China but excluding any Rights in Korea.

As of December 31, 2021, Aptose owns rights to 12 issued patents, including 2 issued U.S. patents, that are in force and cover numerous compounds, including the CG-806 compound, pharmaceutical compositions comprising the CG-806 compound, and methods of use for treating various diseases by administering various compounds, including the CG-806 compound. These patents are expected to provide protection until December of 2033. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for coverage of CG-806, with expected expiry dates between 2038‑2039.

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

Employees

As at December 31, 2021, we employed 41 full-time persons and one part-time persons in research and drug development and administration activities. Eight of our employees hold Ph.D.s and numerous others hold degrees and designations such as MD, MSc, BSc, CPA (CA), CPA (California) and MBA. To encourage a focus on achieving long-term performance, employees and members of the board of directors of the Company (the “Board”) have the ability to acquire an ownership interest in the Company through Aptose’s share option and alternate compensation plans.

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

In addition, all federally regulated trials must be approved and monitored by an independent committee of doctors, scientists, advocates and others to ensure safety and ethical standards, Institutional Review Boards (“IRBs”) or Ethics Review Boards (“ERBs”). The review boards study and approve all study-related documents before a clinical trial begins and also carefully monitor data to detect benefit or harm, and validity of results.

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

Approval of New Drugs in the United States

In the United States, the FDA controls and investigates the investigation, manufacturing, and sale of new drugs. New drugs require FDA approval of an NDA prior to commercial sale. In the case of certain biological products, a Biological License Application (“BLA”) must be obtained prior to marketing and batch releasing. As in Canada, to obtain marketing approval, data from adequate and well-controlled human clinical trials, demonstrating to the FDA’s satisfaction a new drug’s safety and effectiveness for its intended use, are required. Data are generated in studies conducted pursuant to an investigational new drug (“IND”) submission, similar to that required for a clinical trial application in Canada. Clinical trials with human subjects are characterized as Phase 1, Phase 2 and Phase 3 trials or a combination thereof. In a marketing application, the manufacturer must also demonstrate the identity, potency, quality and purity of the active ingredients of the new drug involved, and the stability of those ingredients. Further, the manufacturing facilities, equipment, processes and quality controls for the new drug must comply with the FDA’s current cGMP regulations for drugs both in a pre-licensing inspection before product licensing and in subsequent periodic inspections after licensing. An establishment license grants the sponsor permission to fabricate, package, label, distribute, import, wholesale or test the newly approved drug.

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

Information About Our Executive Officers

Aptose’s leadership team comprises accomplished industry, financial and clinical research professionals who are dedicated to building a comprehensive anticancer drug pipeline and clinical development programs focused on targeted therapeutics directed against dysregulated oncogenic processes in patients with life. The team includes our President, Chairman and Chief Executive Officer, our Chief Financial Officer and Chief Business Officer, and our Chief Medical Officer.

Dr. William G. Rice, Ph.D., age 63, joined Aptose as Chairman and Chief Executive Officer in October 2013. Prior to joining Aptose, Dr. Rice served as the President, Chief Executive Officer and Chairman of the board of Cylene Pharmaceuticals, Inc. (“Cylene”), a private biotechnology company, from 2003 to 2013. Prior to Cylene, Dr. Rice was the founder, President, Chief Executive Officer and Director of Achillion Pharmaceuticals, Inc. from 1998 to 2003. He also served as Senior Scientist and Head of the Drug Mechanism Laboratory at the National Cancer Institute-Frederick Cancer Research and Development Center from 1992 to 1998 and served as a faculty member in the division of Pediatric Hematology and Oncology at Emory University School of Medicine from 1989 to 1992. Dr. Rice received his Ph.D. from Emory University Department of Biochemistry. He continues to serve as the Chairman of the board of Cylene and is a member of the board of directors of Oncolytics Biotech Inc. since 2015.

Dr. Jotin Marango, M.D., Ph.D.., age 43, joined Aptose as Senior Vice President and Chief Business Officer in June 2019, and Chief Business and Strategy Officer in January 2021. Dr. Marango was appointed Chief Financial Officer effective March 29, 2021. Prior to joining Aptose, from 2017 to 2019, Dr. Marango was a managing director and senior research analyst at Roth Capital Partners covering biotechnology and therapeutics. Dr. Marango joined Roth from H.C. Wainwright & Co., where he worked from 2015 to 2017 and covered hematology, oncology, and pulmonary therapeutics, with a focus on epigenetic and molecularly targeted therapies. Dr. Marango began his career in equity research with Collins Stewart/Canaccord Genuity in 2010. Previously, Dr. Marango also served as Chief Operating Officer at the Samuel Waxman Cancer Research Foundation from 2012 to 2015, where he oversaw academic collaborations in translational therapeutics, as well as venture philanthropy initiatives in drug development. Dr. Marango studied theoretical chemistry and classical literature at Harvard University and later received his M.D. and Ph.D. degrees from the Mount Sinai School of Medicine in New York.

Dr. Rafael Bejar, M.D, Ph.D., age 50, joined Aptose as Senior Vice President and Chief Medical Officer in January 2020. Dr. Bejar is an internationally recognized physician scientist with extensive research and clinical experience in the area of hematologic malignancies. Dr. Bejar joined Aptose from UC San Diego (“UCSD”) where he began working in 2012. He continues to serve at UCSD as an Associate Professor of Clinical Medicine, caring for patients and maintaining a research laboratory focused on translational studies of myeloid malignancies and also serves and is an independent consultant as a member of the Independent Data Monitoring Committee for other pharmaceutical companies. At UCSD, he founded the MDS Center of Excellence and led the Hematology Disease Team from 2017 to 2019. There he has directed several clinical studies and served as an advisor for numerous companies including Celgene, Takeda, AbbVie, Astex, Genoptix, Forty Seven, PersImmune, and Daiichi-Sankyo. Outside UCSD, Dr. Bejar sits on the Scientific Advisory Board for the MDS Foundation, is a prior member of the National Comprehensive Cancer Network Guidelines Committee, and has led projects for the International Working Group for MDS. He is frequently invited to speak at national and international meetings and has published articles in a variety of journals including The New England Journal of Medicine, Journal of Clinical Oncology, Leukemia, Blood, and Blood Advances. Dr. Bejar completed his fellowship at the Dana-Farber Cancer Institute and has been board certified in Hematology and Oncology. He completed his internship in Internal Medicine at the University of Chicago followed by his residency at the Brigham and Women’s Hospital in Boston where he later served a Medical Chief Resident and an Instructor in Hematology. He holds an M.D. degree and Neuroscience Ph.D. from UCSD and a BSc. in Physics from MIT.

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

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law. We refer to such forward-looking statements and forward-looking information collectively as “forward-looking statements”. These statements relate to future events or future performance and reflect our expectations and assumptions regarding our growth, results of operations, performance and business prospects and opportunities. Such forward-looking statements reflect our current beliefs and are based on information currently available to us. In some cases, forward-looking statements can be identified by terminology such as “may”, “would”, “could”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K include, among others, statements regarding our future operating results, economic performance and product development efforts and statements in respect of:

●	our ability to obtain the substantial capital we require to fund research and operations;

●	our business strategy;

●	our clinical development plans;

●	our plans to conduct clinical trials and preclinical programs;

●	our ability to accrue appropriate numbers and types of patients;

●	our reliance on external contract research/manufacturing organizations for certain activities;

●	our plans to secure and maintain strategic partnerships to assist in the further development of our product candidates and to build our pipeline;

●	our ability to file and maintain intellectual property to protect our pharmaceutical assets;

●	potential exposure to legal actions and potential need to take action against other entities;

●

our expectations regarding the progress and the successful and timely completion of the various stages of our drug discovery, drug synthesis and formulation, preclinical and clinical studies and the regulatory approval process;

●	our plans, objectives, expectations and intentions; and

●	other statements including words such as “anticipate”, “contemplate”, “continue”, “believe”, “plan”, “estimate”, “expect”, “intend”, “will”, “should”, “may”, and other similar expressions.

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

●	our operations could be adversely affected by events outside of our control, such as natural disasters, wars or health crises such as the COVID-19 pandemic.

●	our ability to comply with applicable governmental regulations and standards;

●	our inability to achieve our projected development goals in the time frames we announce and expect;

●	difficulties in enrolling patients for clinical trials may lead to delays or cancellations of our clinical trials;

●	our reliance on third-parties to conduct and monitor our preclinical studies;

●	our ability to attract and retain key personnel, including key executives and scientists;

●	any misconduct or improper activities by our employees;

●	our exposure to exchange rate risk;

●	our ability to commercialize our business attributed to negative results from clinical trials;

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

●

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

Our product candidates require significant funding to reach regulatory approval assuming positive clinical results. We are currently conducting Phase 1 clinical trials with our product candidates HM43239 and luxeptinib. Significant additional capital will be necessary to complete the Phase 1 clinical trials, and if required, Phase 2 or Phase 3 clinical trials. Such funding for our product candidates may be difficult, or impossible to raise in the public or private markets or through partnerships. If funding or partnerships are not readily attainable, the development of our product candidates may be significantly delayed or stopped altogether. The announcement of a delay or discontinuation of development would likely have a negative impact on our share price.

We need to raise additional capital.

We have an ongoing need to raise additional capital. To obtain the necessary capital, we must rely on some or all of the following: additional share issues, debt issuances (including promissory notes), collaboration agreements or corporate partnerships and grants and tax credits to provide full or partial funding for our activities. Additional funding may not be available on terms that are acceptable to us or in amounts that will enable us to carry out our business plan. Although, as of the date of this report, the COVID‑19 pandemic did not have and we do not expect that it will have a significant impact on our liquidity and capital resources, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among other future developments. As such, our ability to raise additional funds could be affected by adverse market conditions resulting from the COVID-19 pandemic and delays related to COVID‑19 in enrollment in our trial.

Our need for capital may require us to:

●	engage in equity financings that could result in significant dilution to existing investors;

●	delay or reduce the scope of or eliminate one or more of our development programs;

●

obtain funds through arrangements with collaborators or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves;

●	license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available;

●	considerably reduce operations; or

●	cease our operations.

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

We may be impacted by business interruptions resulting from pandemics and public health emergencies, including those related to COVID-19, geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires. An outbreak of infectious disease, a pandemic or a similar public health threat, such as the COVID-19 pandemic, or a fear of any of the foregoing, could adversely impact us by causing operating, manufacturing, supply chain, clinical trial and project development delays and disruptions, labour shortages, travel and shipping disruption and shutdowns (including as a result of government regulation and prevention measures). Although, as of the date of this report, we do not expect that COVID‑19 will have a significant impact on our liquidity and capital resources, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among other future developments. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.

We have not been profitable since our inception in 1986. We reported net losses of $65.4 million in the fiscal year ended December 31, 2021, $55.2 million in the fiscal year ended December 31, 2020 and $26.3 million in the fiscal year ended December 31, 2019, and as of December 31, 2021, we had an accumulated deficit of $422.5 million.

We have not generated any significant revenue to date and it is possible that we will never have sufficient product sales revenue (if any) to achieve profitability. We expect to continue to incur losses for at least the next several years as we or our collaborators and licensees pursue clinical trials and research and development efforts. To become profitable, we, either alone or with our collaborators and licensees, must successfully develop, manufacture and market our current product candidates HM43239 or luxeptinib, as well as continue to identify, develop, manufacture and market new product candidates. It is possible that we will never have significant product sales revenue or receive royalties on our licensed product candidates. If funding is insufficient at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

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

We have no sales, marketing or distribution experience. We currently expect to rely heavily on third parties to launch and market our products, if they are approved. However, if we elect to develop internal sales, distribution and marketing capabilities, we will need to invest significant financial and management resources. For products where we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

●	we may not be able to attract and build a significant marketing or sales force;

●	the cost of establishing a marketing or sales force may not be justifiable in light of the revenues generated by any particular product; and

●	our direct sales and marketing efforts may not be successful.

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

We may in the future seek to expand our pipeline and capabilities by acquiring one or more companies or businesses, entering into collaborations or in-licensing one or more product candidates. For example, in June 2016, we entered into a definitive agreement with CG, granting Aptose an exclusive option to research, develop and commercialize CG-806 in all countries of the world except Korea, for all fields of use, and in November 2021 we entered into an agreement with Hanmi granting Aptose exclusive worldwide rights to develop and commercialize HM43239.

Acquisitions, collaborations and in-licenses involve numerous risks, including, but not limited to:

●	substantial cash expenditures;

●	technology development risks;

●	potentially dilutive issuances of equity securities;

●	incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

●	difficulties in assimilating the operations of the acquired companies;

●	potential disputes regarding contingent consideration;

●	diverting our management’s attention away from other business concerns;

●	entering markets in which we have limited or no direct experience;

●	potential loss of our key employees or key employees of the acquired companies or businesses; and

●	failure of the in-licenses agents or technologies to deliver the desired activities or functions.

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

We may be exposed to fluctuations of the U.S. dollar against certain other currencies because we hold most of our cash and cash equivalents in U.S. dollars, while we incur some of our expenses in foreign currencies, primarily the Canadian dollar. Fluctuations in the value of currencies could cause us to incur currency exchange losses, and we do not currently employ a hedging strategy against exchange rate risk. As a result, changes in the exchange rate between the Canadian dollar and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, to the extent that foreign currency-denominated (i.e., non-U.S. dollar) monetary assets do not equal the amount of our foreign currency denominated monetary liabilities, foreign currency gains or losses could arise and materially impact our financial statements. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Common Shares could be adversely affected.

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

Our preclinical studies and clinical trials may not generate positive results that will allow us to move towards the commercial use and sale of our product candidates. Furthermore, negative preclinical or clinical trial results may cause our business, financial condition, or results of operations to be materially adversely affected. Our HM43239 and luxeptinib product candidates are currently being evaluated in Phase 1 studies, and are expected to undergo many years of testing and regulatory examinations prior to any potential regulatory approvals.

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

Although, as of the date of this report, we do not foresee material delays to the enrollment of patients or timelines for our trials due to COVID-19, the extent to which COVID-19 will impact the projected development goals will depend on future developments, which are highly uncertain and cannot be predicted. In the beginning of April 2020 we learned that certain of our larger sites would not be able to enroll new patients on the fourth dose level of luxeptinib due to the current environment caused by COVID-19 and we therefore expect a slowdown in enrollment at these sites. While it is difficult to estimate the duration and impact of COVID-19 on the larger clinical sites and regional cancer care sites, as of the date of this report, we have not experienced and do not foresee material delays to the enrollment of patients or timelines for the luxeptinib Phase 1a/b B-cell malignancy trial due to the variety of clinical sites that we have actively recruited for this trial. While as of the date of this report we have not experienced any material delays in our HM43239 and luxeptinib Phase 1 clinical studies in AML due to COVID‑19, we are conducting site initiation visits remotely which could result in delays in site activations and negatively impact this trial. Additionally, COVID‑19 could negatively impact patient enrolment if our clinical sites are unable to enroll patients due to either a lack of administrative resources at their sites or decisions made at the clinical sites to limit patient exposure to COVID‑19.

Delays in clinical testing could result in delays in commercializing our product candidates and our business may be substantially harmed.

We cannot predict whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before us, which would impair our ability to successfully commercialize our product candidates and may harm our financial condition, results of operations and prospects. The completion of clinical trials for our products, including the HM43239 and luxeptinib clinical trials may be delayed for a number of reasons, including delays related, but not limited, to:

●	failure by regulatory authorities to grant permission to proceed with a clinical trial;

●	a regulatory decision to place or placing the clinical trial on hold;

●	patients failing to enroll or remain in our trials at the rate we expect;

●	suspension or termination of clinical trials by regulators for many reasons, including concerns about patient safety or failure of our contract manufacturers to comply with cGMP requirements;

●	any changes to our manufacturing process that may be necessary or desired;

●	delays or failure to obtain GMP-grade clinical supply from contract manufacturers of our products necessary to conduct clinical trials;

●	product candidates demonstrating a lack of safety or efficacy during clinical trials;

●	patients choosing an alternative treatment for the indications for which we are developing any of our product candidates or participating in competing clinical trials;

●	patients failing to complete clinical trials due to dissatisfaction with the treatment, side effects or other reasons;

●	reports of clinical testing on similar technologies and products raising safety and/or efficacy concerns;

●	competing clinical trials and scheduling conflicts with participating clinicians;

●

clinical investigators not performing our clinical trials on their anticipated schedule, dropping out of a trial, or employing methods not consistent with the clinical trial protocol, regulatory requirements or other third parties not performing data collection and analysis in a timely or accurate manner;

●	failure of our contract research organizations, or CROs, to satisfy their contractual duties or meet expected deadlines;

●

inspections of clinical trial sites by regulatory authorities or IRBs, or ethics committees or boards finding regulatory violations that require us to undertake corrective action, resulting in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study;

●

one or more IRBs or ethics committees or boards rejecting, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or

●	failure to reach agreement on acceptable terms with prospective clinical trial sites.

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

We contracted with multiple CMOs for the manufacture of HM43239 and luxeptinib to supply the active ingredient and then drug product for our clinical trials. The synthesis of luxeptinib is challenging from a scale-up synthetic chemistry perspective. We pre-qualified CMOs to have the capacity, the systems and the experience to supply HM43239 and luxeptinib for our clinical trials. We have qualified the manufacturing facilities and the FDA has also performed site audits for our selected CMOs. In spite of the efforts to prequalify CMOs, delays and errors may occur, and any such manufacturing failures, delays or compliance issues could cause delays in the completion of our clinical trial programs.

There can be no assurances that CMOs will be able to meet our timetable and requirements. We have contracted with alternate suppliers in the event our current CMOs are unable to scale up production, or if our current CMOs otherwise experience any other significant problems in the manufacture of HM43239 and luxeptinib. However, it is possible that all third-party manufacturing sources may experience failure or delays and may demand commercially unreasonable terms, which may lead to further delays in the development of our product candidates. Further, contract manufacturers must operate in compliance with cGMP and failure to do so could result in, among other things, the disruption of product supplies. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver products on a timely and competitive basis.

Although, as of the date of this report, we have not experienced any material delays in the manufacturing of HM43239 and luxeptinib due to COVID-19, the extent to which it will impact the manufacturing of our products will depend on future developments, which are highly uncertain and cannot be predicted. Should our suppliers involved in the manufacture of HM43239 and luxeptinib be required to shut down their facilities due to COVID-19 either due to lack of materials or personnel, our trials would be negatively impacted. We are mitigating this risk by continuing to manufacture drug supply, but there is no guarantee that we will have enough drug to supply the trial if any of our manufacturers have a sustained shut down in their operations.

Some components of our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, political and public health risks associated with international trade and those markets.

We have third-party manufacturing partners in South Korea, Germany and the United Kingdom; in addition, some materials used by our third-party manufacturers are supplied by companies located in other countries, including China. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including laws relating to the importation and taxation of goods (b) public health crises, such as pandemics and epidemics, in the countries where our suppliers and manufacturers are located; (c) transportation interruptions or increases in transportation costs; and (d) foreign intellectual property infringement risks. For example, the ongoing COVID-19 pandemic has resulted in the extended shutdown of certain businesses and markets in many regions causing reduced availability for certain pharmaceutical ingredients. The current public health crisis or any further political developments or health concerns in markets in which our products are manufactured or from which we obtain necessary pharmaceutical ingredients could adversely affect the supply of our drug products and, in turn, our business, financial condition, and results of operations.

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

As our product candidates advance from preclinical testing to clinical testing, and then through progressively larger and more complex clinical trials, we will need to enroll an increasing number of patients that meet our eligibility criteria. There is significant competition for recruiting cancer patients in clinical trials, and we may be unable to enroll the patients we need to complete clinical trials for cancer indications on a timely basis or at all. Certain factors that affect enrollment of patients in our clinical trials are impacted by external forces that may be beyond our control. Such factors include, but are not limited to, the following:

●	size and nature of the patient population;

●	eligibility and exclusion criteria for the trial;

●	design of the study protocol;

●	competition with other companies for clinical sites or patients;

●	the perceived risks and benefits of the product candidate under study;

●	the patient referral practices of physicians; and

●	the number, availability, location and accessibility of clinical trial sites.

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

Many of our competitors have:

●	drug products that have already been approved or are in development;

●	large, well-funded research and development programs in the biotechnical and pharmaceutical fields;

●

substantially greater financial, technical and management resources, stronger intellectual property positions and greater manufacturing, marketing and sales capabilities, areas in which we have limited or no experience; and

●	significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining required regulatory approvals.

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

For luxeptinib in B cell malignancies, examples of companies that have developed or are pursuing different approaches to BTK inhibition, both for the wild type and to the C481S-mutant forms, include AbbVie (IMBRUVICA), AstraZeneca (CALQUENCE), Beigene Co., Ltd. (Zanubrutinib), Merck (nemtabrutinib), and Eli Lilly (pirtobrutinib), among others.

For HM43239 and luxeptinib in AML, examples of companies that have developed or are pursuing different therapies include Jazz (VYXEOS), Pfizer (MYLOTARG), Novartis (RYDAPT), Astellas (XOSPATA), AbbVie (VENCLEXTA), Daiichi Sankyo (quizartinib), Arog (crenolanib), Agios/Servier (TIBSOVO), Celgene/BMS (IDHIFA), Kronos Bio (entospletinib and lanraprenib), Curis (emavusertib), Syndax (SNDX-5613), and Kura (KO-539), among others.

Any product candidate that we develop and that obtains regulatory approval must then compete for market acceptance and market share. Our products may not gain market acceptance among physicians, patients, healthcare payers, insurers, the medical community and other stakeholders. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	efficacy and potential advantages compared to alternative treatments;

●	the ability to offer our product candidates for sale at competitive prices;

●	convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the strength of marketing and distribution support;

●	sufficient third-party coverage or reimbursement; and

●	the prevalence and severity of any side effects.

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

Patent protection

The patent positions of pharmaceutical and biotechnology companies are uncertain and involve complex legal and factual questions. The United States Patent and Trademark Office (“USPTO”) and many other patent offices in the world have not established a consistent policy regarding the breadth of claims that they will allow in biotechnology patents.

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

Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter which we or our collaborators may be required to license in order to research, develop or commercialize HM43239 or luxeptinib. In addition, third parties may assert infringement or other intellectual property claims against us. An adverse outcome in these proceedings could subject us to significant liabilities to third-parties, require disputed rights to be licensed from third-parties or require us to cease or modify our use of the technology. If we are required to license third-party technology, a license under such patents and patent applications may not be available on acceptable terms or at all. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another’s proprietary technology. We may also need to bring claims against others who we believe are infringing our rights in order to become or remain competitive and successful. Any such claims can be time consuming and expensive to pursue.

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

We have licensed important portions of our intellectual property from Hanmi and CG, and are subject to significant obligations under those license agreements.

The rights we hold under our license agreements with Hanmi and CG are critical to our business.

Our HM43239 program is built around patents exclusively in-licensed from Hanmi, which permit us to research, develop and commercialize HM43239 worldwide. Under our agreement with Hanmi, we are subject to significant obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales, as well as other material obligations. Hanmi is eligible for payments upon the achievement of developmental, regulatory and commercial-based milestones, as well as tiered royalties on product sales.

Our luxeptinib program is built around patents exclusively in-licensed from CG, which permit us to research, develop and commercialize CG-806 worldwide except for the Republic of Korea. Under our agreement with CG, we are subject to significant obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales, as well as other material obligations. CG is eligible for payments upon the achievement of developmental, regulatory and commercial-based milestones, as well as low single-digit royalties on product sales.

If there is any conflict, dispute, disagreement or issue of non-performance between us and Hanmi or CG regarding our rights or obligations under the respective license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations under such agreements, Hanmi or CG may have a right to terminate the respective license. The loss of this license agreement could materially and adversely affect our ability to use intellectual property that could be critical to our drug discovery and development efforts, as well as our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected drug candidates or development programs.

Our business depends, in part, on our ability to use technology that we have licensed or will in the future license from third parties, including Hanmi and CG, and, if these licenses were terminated or if we were unable to license additional technology we may need in the future, our business will be adversely affected.

We currently hold licenses for certain technologies that are or may be critical to our current and subsequent product candidates. These include our exclusive license to research, develop and commercialize luxeptinib worldwide except for the Republic of Korea, and our exclusive license to develop and commercialize HM43239 worldwide. Both licenses are subject to termination in the event of a breach by us of the license, if we fail to cure the breach following notice and the passage of a cure period. We may need to acquire additional licenses in the future to technologies developed by others. Furthermore, future license agreements may require us to make substantial milestone payments. We may also be obligated to make royalty payments on the sales, if any, of products resulting from the license. The termination of a license or the inability to license future technologies on acceptable terms may adversely affect our ability to develop or sell our products.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. On June 17, 2021, the United States Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act without specifically ruling on the constitutionality of the Affordable Care Act. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

If we cannot negotiate collaboration, license or partnering agreements, we may never achieve profitability and we may not be able to continue to develop our product candidates. Continuing Phase 1, and commencing Phase 2 and Phase 3 clinical trials for HM43239 and luxeptinib would require significant amounts of funding and such funding may not be available to us.

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

You should consider an investment in our Common Shares as risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. The market price of our Common Shares has been highly volatile and is likely to continue to be volatile. This leads to a heightened risk of securities litigation pertaining to such volatility. Factors affecting our Common Share price include but are not limited to:

●	the progress of our pre-clinical and clinical trials;

●	our ability to obtain partners and collaborators to assist with the future development of our products;

●	general market conditions;

●	announcements of technological innovations or new product candidates by us, our collaborators or our competitors;

●	published reports by securities analysts;

●	developments in patent or other intellectual property rights;

●	the cash and investments held by us and our ability to secure future financing;

●	our ability to raise additional capital;

●	public concern as to the safety and efficacy of drugs that we and our competitors develop;

●	shareholder interest in our Common Shares;

●	low liquidity in the daily trading volume of our Common Shares; and

●	our ability to continue as a going concern.

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

United States investors in our Common Shares should be aware that we believe we are classified as a passive foreign investment company (“PFIC”) during the tax year ended December 31, 2021, and based on the nature of our business, the projected composition of our gross income and the projected composition and estimated fair market value of our assets, we expect to be a PFIC for the year ending December 31, 2022, and may be a PFIC in subsequent tax years. If the Company is a PFIC for any year during a United States shareholder’s holding period, then such United States shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” election (“QEF election”) or a “mark-to-market” election with respect to the Common Shares. A United States shareholder who makes a QEF election generally must report on a current basis its share of the Company’s net capital gain and ordinary earnings for any year in which the Company is a PFIC, whether or not the Company distributes any amounts to its shareholders. However, United States shareholders should be aware that we do not intend to satisfy record keeping requirements that apply to a qualified electing fund, and we do not intend to supply United States shareholders with information that such United States shareholders require to report under the QEF election rules, in the event that we are a PFIC and a United States shareholder wishes to make a QEF election. Thus, United States shareholders should assume that they will not be able to make a QEF election with respect to their Common Shares. A United States shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. Each United States shareholder should consult its own tax advisor regarding the United States federal, United States local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of our Common Shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 7,309 square feet of office space and 2,168 square feet of lab space in San Diego, California for research and drug development. The lease for the office space expires on March 31, 2023, and can be extended for an additional 5 year period. We lease approximately 2,078 square feet of office space in Toronto, Ontario, Canada. The lease for this location expires on June 30, 2023, with an option to renew for another five-year period. We believe that our facilities are sufficient to meet our needs and that suitable additional space will be available as and when needed.

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

As of March 22, 2022, there were approximately 38 shareholders of record of our Common Shares, which included Cede & Co., a nominee for Depository Trust Company, or DTC, and CDS & Co., a nominee for The Canadian Depository for Securities Ltd., or CDS. Common shares that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at either DTC or CDS, and are considered to be held of record by Cede & Co. or CDS & Co., each as one shareholder.

We currently intend to retain all future earnings, if any, for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our Common Shares in the foreseeable future.

Repurchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of 2021.

ITEM 6. RESERVED

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

OVERVIEW

Aptose is a clinical stage precision oncology company advancing highly differentiated kinase inhibitors to treat unmet medical needs in life-threatening cancers. Based on insights into the genetic profiles of certain cancers and patient populations, Aptose is building a pipeline of novel and targeted oncology therapies directed at dysregulated processes and signaling pathways in cancer cells, and this strategy is intended to optimize efficacy through simultaneous targeting of key drivers of disease in cancer cells, while preserving quality of life in patients by minimizing the side effects associated with conventional therapies. Our product pipeline includes cancer drug candidates that exert potent activity as stand-alone agents and that enhance the activities of other anticancer agents without causing overlapping toxicities. Indeed, we believe our targeted products can emerge as first-in-class or best-in-class agents that deliver single agent benefit and may serve as part of a combination therapeutic strategy for specific populations of cancer patients. We currently have two candidates in clinical development: HM43239 and luxeptinib (CG-806), both being evaluated for safety, tolerability, pharmacokinetics and signals of efficacy in Phase 1 clinical trials. Each molecule is described below.

HM43239 is an orally administered, highly potent myeloid kinome inhibitor that selectively targets a constellation of kinases operative in myeloid malignancies and known to be involved in tumor proliferation, resistance to therapy, and differentiation. This small molecule anticancer agent is currently being evaluated in an international Phase 1/2 clinical trial in patients with relapsed or refractory AML, including the emerging populations resistant to FLT3 inhibitors.

Luxeptinib (CG-806) is an orally administered, highly potent dual lymphoid and myeloid kinome inhibitor that selectively targets defined clusters of kinases that are operative in hematologic malignancies. This mutationally agnostic small molecule anticancer agent is currently being evaluated in a Phase 1a/b study for the treatment of patients having B-cell malignancies including classic CLL, SLL and certain NHL that are resistant/refractory/intolerant to other therapies, and in a Phase 1a/b study for the treatment of patients with R/R AML and HR MDS.

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

Our team proactively addressed these new challenges swiftly and appropriately, implementing safeguards and procedures to ensure both the safety of our employees and stakeholders, and accommodate the potential challenges due to COVID-19. Aptose was early in directing its employees to work-from-home and provided the tools to minimize productivity disruptions. Our clinical operations team reached out to active and future clinical sites to determine their needs and challenges and assist where possible, including virtual monitoring of patients, which reduces patients’ visits. We also have contacted our drug manufacturers to identify any potential supply chain disruptions and are adjusting accordingly. Since the early part of the COVID-19 pandemic in the first quarter of 2020, we began to carefully monitor the potential impact of COVID-19, and on a regular basis, we communicated with investigators at our clinical sites to gain an evolving understanding of competing COVID-19 related activities and clinical trial related activities. While it is difficult to estimate the duration and impact of COVID-19 on clinical sites, as of the date of this report, we have not experienced and do not foresee material delays to the enrollment of patients or timelines for the HM43239 and luxeptinib clinical trials.

PROGRAM UPDATES

HM43239

Indication and Clinical Trials:

HM43239 is an oral, highly potent, genotype-agnostic small molecule inhibitor of kinases operative in myeloid malignancies and known to be involved in tumor proliferation, resistance to therapy and differentiation. Preclinical in vitro and in vivo studies suggest that HM43239 may be an effective monotherapy and combination therapy in patients with hematologic malignancies including AML. An international Phase 1/2 clinical trial in patients with relapsed or refractory AML is ongoing. The dose escalation portion of this study to date has observed evidence of robust clinical activity, including multiple complete responses in R/R AML patients with various disease genotypes, and no toxicity trends that should prevent further dose escalation.

The FDA has granted orphan drug designation to HM43239 for the treatment of patients with AML in October 2018. Orphan drug designation is granted by the FDA to encourage companies to develop therapies for the treatment of diseases that affect fewer than 200,000 individuals in the United States. Orphan drug status provides research and development tax credits, an opportunity to obtain grant funding, exemption from FDA application fees and other benefits. The orphan drug designation also provides us with seven additional years of marketing exclusivity in this indication.

Manufacturing:

Following the HM43239 licensing agreement between Aptose and Hanmi on November 4, 2021, Aptose received from Hanmi an existing inventory of drug product expected to support continuation of the current Phase 1/2 study. The Company and Hanmi have also entered into a separate supply agreement in 2022 for additional production of new drug substance (API) and drug product to support further clinical development.

Program Updates at Recent Scientific Forums:

At the 63rd American Society of Hematology (ASH) Annual Meeting on December 11, 2021, we presented new clinical data from HM43239 in patients with relapsed or refractory AML at an oral presentation titled “First in Human FLT3 and SYK Inhibitor HM43239 Shows Single Agent Activity in Patients with Relapsed or Refractory FLT3 Mutated and Wild-Type Acute Myeloid Leukemia (AML)”. In the ongoing international Phase 1/2 study, thirty-four relapsed/refractory patients who had received at least one prior line of therapy were enrolled at multiple centers between March 2019 and August 2021, and treated at doses escalating from 20 mg to 160 mg. HM43239 delivered multiple complete responses (CR) and demonstrated clinically meaningful benefit in all responders, by either bridging successfully to hematopoietic stem cell transplant (HSCT) or leading to a durable response, as well as a favorable safety profile across all treated patients. Among FLT3 mutant patients treated with 80 mg, 3 of 8 (37.5%) achieved a durable composite CR (CRc, CR + CRi). At the 80 mg dose, a composite CRc rate of 25% was observed in both FLT3 mutant (including a prior gilteritinib failure patient) and FLT3 wild-type AML (including >1 year duration of response in a relapsed TP53m AML patient unfit for HSCT). At the 80 mg dose, 4 of 5 (80%) responders advanced to HSCT. At the 120 mg dose, a prior gilteritinib failure patient achieved PR after one cycle. HM43239 showed a favorable safety profile with only mild AEs and no DLTs up to 160 mg per day, and no drug discontinuations from drug related toxicity. HM43239 plasma inhibitory assay (PIA) activity was dose-dependent with up to 90% phospho-FLT3 inhibition at dose levels ≥ 80 mg.

Luxeptinib (CG-806)

Indication and Clinical Trials:

Luxeptinib is being developed with the intent to deliver the agent as an oral therapeutic for the treatment of R/R AML and for the treatment of a spectrum of B cell malignancies (including but not limited to CLL, SLL and NHL).

On March 25, 2019, we announced that the FDA granted Aptose IND allowance to initiate its Phase 1a/b clinical trial for luxeptinib. The clinical trial is a multicenter, open label, dose-escalation study with additional optional expansion cohorts to assess the safety, tolerability, pharmacokinetics and pharmacodynamic effects, and preliminary efficacy of luxeptinib in patients with CLL, SLL or NHL. In this study, luxeptinib is administered in gelatin capsules twice daily (BID) during a 28-day cycle.

As of the date of this report, we have initiated multiple clinical sites for the Phase 1a/b trial in patients with CLL/SLL or NHL which include specialty regional cancer care centers as well as large hospitals and key academic institutions. As of the date of this report, we have completed the first, second, third, fourth and fifth dose levels (150 mg, 300 mg, 450 mg, 600 mg, and 750 mg BID, respectively). Under an FDA-approved accelerated titration protocol, only one patient was required at each of the first two dose levels, followed by three patients at each dose level thereafter. Intra-patient dose escalation is allowed if the higher dose is safe in three or more patients, and additional patients may be enrolled at dose levels previously declared safe. To date, we have reported that among enrolled patients with an array of B-cell malignancies, we have observed inhibition of phospho-BTK and “on-target” lymphocytosis in patients with classic CLL and modest tumor reductions in patients with different tumor types, indicating target engagement and pharmacologic activity of luxeptinib.

We are also advancing luxeptinib into myeloid malignancies, with an initial focus on AML and MDS, in a separate Phase 1a/b trial. Our strategy was to identify a starting dose of luxeptinib that we believe could be therapeutically active in critically ill patients with R/R AML. In our ongoing Phase 1a/b study in patients with CLL and other B-cell malignancies, 450 mg BID luxeptinib delivered plasma levels potently inhibited phospho-FLT3 in a plasma inhibitory activity (PIA) reporter cell assay, suggesting that the 450 mg BID dose may be active in patients with AML. On June 29, 2020, we announced that we had received allowance from the FDA to proceed with a study in R/R AML with a starting dose of 450 mg BID, and subsequently on October 19, 2020, we announced that we had initiated dosing of the first patient with AML. As of the date of this report we have initiated multiple clinical sites for the Phase 1a/b trial, and we have completed the first, second, and third dose levels (450 mg, 600 mg, and 750 mg BID, respectively).. To date, we have reported that among enrolled patients, we have observed blast reductions in patients carrying the FLT3-ITD mutation, and a durable MRD-negative CR in a patient carrying the FLT3-ITD mutation.

In parallel with the ongoing dose escalation of the current formulation of luxeptinib in patients with B-cell malignancies and AML, Aptose has made significant progress in the development of a “next generation” formulation that could reduce total API administered, reduce pill burden, improve absorption, and increase exposure. Aptose began testing this new formulation of luxeptinib in the ongoing studies in patients with hematologic malignancies in the first half of fiscal 2022.

Manufacturing:

During fiscal years 2017 and 2018, we created a scalable chemical synthetic route for the manufacture of luxeptinib drug substance and have scaled the manufacture of API to multi-kg levels, we completed the manufacture of a multi-kg batch of API under GMP conditions as our API supply for our first-in-human clinical trials, and we manufactured under GMP conditions two dosage strengths of capsules to serve as our clinical supply in those human studies. During fiscal 2019 and 2020, we completed successful manufacture of multiple batches of API and drug product, and planned numerous GMP production campaigns to supply the ongoing trial and planned trials into the future. To date we have been able to manufacture API and capsules to support clinical supplies under GMP conditions. In fiscal 2021 we are continued our manufacturing campaigns and scale-up and tech transfer activities to support additional manufacturing capacity for the ongoing and planned clinical trials of luxeptinib. Additional research and development funds were utilized to support the development of a “next generation” formulation of luxeptinib.

Program Updates at Recent Scientific Forums:

We have completed several non-clinical studies that demonstrate the highly differentiated profile of luxeptinib. Key studies that have been presented at scientific forums are as follows:

●

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

●

On June 15, 2018, at the 23rd Congress of the European Hematology Association (“EHA”), we presented, during a poster presentation, preclinical data demonstrating a unique binding mode of luxeptinib to wild type and C481S mutant BTK. Further, we presented that luxeptinib suppresses the B-cell receptor (“BCR”), AKT/PI3K, ERK and NFkB signaling pathways and exerts broader and far greater potency of direct cancer cell killing that ibrutinib against malignant bone marrow cells from patients with CLL, ALL and a host of other hematologic malignancies.

●

On December 3, 2018, we announced two separate poster presentations at the American Society of Hematology (“ASH”) Annual Meeting. The OHSU Knight Cancer Institute and Aptose presented data in one poster and the team at The University of MD Anderson Cancer Center (“MDACC”) presented data in a separate poster. These presentations highlighted several key findings. First, in collaboration with the MDACC, orally administered luxeptinib demonstrated efficacy in a patient derived xenograft (“PDX”) model study in which the bone marrow cells from a patient with AML having dual ITD and D835 mutations in FLT3 were implanted into a mouse. The dual FLT3 mutant form of AML represents a very difficult-to-treat population that has shown resistance to other FLT3 inhibitors, and data from the PDX model suggest that luxeptinib may be useful in treating such patients. Secondly, Aptose presented high level data from preclinical GLP toxicology studies that demonstrate orally administered luxeptinib is a well-tolerated targeted molecule. Finally, in collaboration with the OHSU Knight Cancer Center, studies of luxeptinib on 124 samples of freshly isolated bone marrow from CLL patients demonstrated both broader and greater cell killing potency for luxeptinib than Ibrutinib.

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

●

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

●

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

●

On December 8 and 9, 2019, we presented new preclinical data in two separate poster presentations at the 61st ASH Annual Meeting. On December 8, 2019, the poster CG-806, a First-in-Class Pan-FLT3/Pan-BTK Inhibitor, Exhibits Broad Signaling Inhibition in Chronic Lymphocytic Leukemia Cells compared luxeptinib and ibrutinib, the standard of care, on primary patient cells of CLL highlighting that CG-806 broadly inhibits BCR signaling in CLL cells, resulting in CLL cell apoptosis and reduced proliferation, luxeptinib is more potent than ibrutinib in inducing apoptosis of MEC1 CLL cells and, finally, luxeptinib targets elements of the CLL microenvironment, and thereby potentially targets pro-survival signals from the microenvironment. The poster presented on December 9, 2019 titled Synergistic Targeting of BTK and E-Selectin/CXCR4 in the Microenvironment of Mantle Cell Lymphomas, explored the effects of luxeptinib on cells of MCL, a rare subtype of aggressive B cell non Hodgkin lymphoma that is incurable with standard therapy, and investigated the molecular mechanisms of acquired resistance to treatment, highlighted that luxeptinib demonstrated superior anti-lymphoma effects compared with ibrutinib, exerting potent cell growth inhibitory effects on ibrutinib-resistant MCL cells, luxeptinib suppresses phospho-BTK, -Stat3, -AKT, -ERK, -Src, NF-kB, and the anti-apoptotic protein Mcl1, while upregulating p53, luxeptinib increased autophagy in MCL cells, which may be associated with resistance to luxeptinib-mediated apoptosis. Inhibition of autophagy re-sensitizes MCL cells to luxeptinib-induced apoptosis, luxeptinib treatment upregulates CXCR4/E-selectin levels in MCL cells and finally, combination of CXCR4/E-selectin antagonists with luxeptinib enhances luxeptinib-induced apoptotic killing of MCL cells in the presence of the tumor microenvironment. On December 7, 2019, Aptose also hosted a corporate event and clinical update, where the company’s management and invited Key Opinion Leaders highlighted some early clinical observations on safety, tolerability, pharmacokinetics, and activity, including. The discussion focused on key findings from dose levels one and two of luxeptinib in heavily pretreated R/R CLL patients, including: the clean safety profile to date, with no myelosuppression, drug-related adverse events or dose-limiting toxicity observed; meaningful oral absorption and predictable pharmacokinetic (“PK”) profile; evidence of target engagement manifesting as inhibition of Phospho-BTK, Phospho-SYK and Phospho-ERK in a plasma inhibitory assay (“PIA”) using plasma from the CLL patient on dose level two, and early evidence of clinical activity in the same patient manifesting as increase in peripheral blood lymphocytes (lymphocytosis), typically associated with BTK inhibition.

●

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

●

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

●

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

●

On December 6, 2020, we presented new clinical data in a virtual poster presentation at the 62nd ASH Annual Meeting. The poster, A Phase 1 a/b Dose Escalation Study of the Mutation Agnostic BTK/FLT3 Inhibitor CG-806 in Patients with Relapsed or Refractory CLL/SLL or Non-Hodgkin’s Lymphomas reviewed luxeptinib data for fourteen patients (as of the cutoff date of November 2, 2020) with relapsed or refractory CLL, SLL or NHL in the first in-human Phase 1a/b, open-label, single arm, multicenter dose-escalation clinical study. Data from the ongoing trial demonstrated that luxeptinib was generally well-tolerated in patients treated at 150 mg, 300 mg, 450 mg, and 600 mg BID over multiple cycles, supporting continued dose escalation. At the ongoing 750 mg dose, luxeptinib achieved steady state plasma concentration greater than 2 micromolar at the of Cycle 1. Luxeptinib treatment also led to modest reductions in patients with different B-cell malignancies. On December 6, 2020, Aptose also hosted a corporate event and clinical update, where the company’s management highlighted some early clinical observations on safety, tolerability, pharmacokinetics and activity from the Phase 1a/b study in B-cell malignancies as well as from the recently initiated Phase 1a/b study in AML.On June 11, 2021, we presented clinical data on luxeptinib in a poster presentations at the EHA June 2021  Congress. With luxeptinib in heavily pretreated B-cell cancer patients we presented that many of the patients rapidly progressed immediately before luxeptinib treatment was initiated, resulting in a trend of tumor growth early in treatment, often followed by tumor reductions. We observed dose-dependent anti-leukemic activity to luxeptinib in patients who received dose escalation, including one follicular lymphoma patient who experienced tumor growth while on 450mg BID and upon dose escalation to 600mg BID the patient experienced 43% tumor reduction from peak (12% from baseline). In that patient, luxeptinib was well-tolerated with single agent activity for the duration of 16+ cycles of therapy. In addition, one CLL patient and one WM patient reported >25% tumor volume reduction.

●

Also, on June 11, 2021, during a virtual corporate update event we provided updated clinical findings with luxeptinib for the treatment of patients with relapsed or refractory AML. We presented dose-dependent inhibition of phospho-FLT3, -BTK, -SYK, and -PDGFRα signaling and that all three R/R-AML patients with FLT3-ITD mutations who received 450mg BID luxeptinib (the lowest dose) for 28 days experienced blast reductions. Two patients experienced blast reduction of 67-90% but later experienced disease progression. However, one patient who failed chemotherapy twice, failed prior FLT3 inhibitor therapy, failed venetoclax and decitabine treatment and failed AHSC transplants twice, achieved a MRD-negative CR with monotherapy of 450mg BID luxeptinib.

●

On December 11, 2021, we presented clinical updates from luxeptinib in patients with relapsed or refractory B-cell malignancies and relapsed or refractory AML in two virtual poster presentation at the 63rd ASH Annual Meeting (A Phase 1 a/b Dose Escalation Study of the Mutation Agnostic BTK/FLT3 Inhibitor Luxeptinib (CG-806) in Patients with Relapsed or Refractory B-Cell Malignancies; A Phase 1 a/b Dose Escalation Study of the Mutation Agnostic FLT3/BTK Inhibitor Luxeptinib (CG-806) in Patients with Relapsed or Refractory Acute Myeloid Leukemia). The presentations highlighted that in both of these Phase 1/2 studies luxeptinib has been generally well tolerated at dose levels of 450, 600 and 750 mg BID over multiple cycles, and is currently being dosed in 900 mg BID cohorts in parallel. Target engagement of BTK and FLT3, and anti-tumor activity, including dose- and exposure-dependent tumor reductions, have been observed in multiple patients collectively between the studies, including in patients with FL, DLBCL, CLL/SLL, and AML.

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

Sources of liquidity:

The following table presents our cash and cash equivalents, investments and working capital as at December 31, 2021 and 2020.

(in thousands)	Balances at December 31, 2021	Balances at December 31, 2020
Cash and cash equivalents	$39,114	$117,393
Investments	40,014	5,000
Total	$79,128	$122,393

Working capital	73,563	118,264

Working capital is a non gaap measure and represents primarily cash, cash equivalents, investments, prepaid expenses and other current assets less current liabilities.

We believe that our cash, cash equivalents and investments on hand at December 31, 2021 will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment of our clinical trials, the amount of drug product that we will require to support our clinical trials, and our general corporate overhead costs to support our operations, and our reliance on our manufacturers. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway.

We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. In December 2019, we filed a short form base shelf prospectus (the “Base Shelf”) that allows us to distribute, upon the filing of prospectus supplements, up to $200,000,000 of Common Shares, warrants, or units comprising any combination of Common Shares and warrants. The Base Shelf was declared effective by the SEC on January 9, 2020 and expires on January 9, 2023.Since our inception, we have financed our operations and technology acquisitions primarily from equity financing, proceeds from the exercise of warrants and stock options, and interest income on funds held for future investment.

On May 5, 2020, the Company entered an “at-the-market” equity distribution agreement with Piper Sandler & Co. (“Piper Sandler”) and Canaccord Genuity LLC (“Canaccord Genuity”) acting as co-agents (the “2020 ATM Facility”). Under the terms of the 2020 ATM Facility, the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market. During the year ended December 31, 2021, the Company issued 15,315 shares under the 2020 ATM Facility at an average price of $2.446 for gross proceeds of $37 thousand ($36 thousand net of share issue costs). Costs associated with the proceeds consisted of a 3% cash commission.

On July 20, 2020 and August 10, 2020, the Company completed a confidentially marketed public offering (“CMPO”), with Piper Sandler as the representative of the underwriters, through the issuance of, in the aggregate, 11,854,472 Common Shares for gross proceeds of $62.2 million (approximately $58.2 million net of share issue costs).

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

Cash flows:

The following table presents a summary of our cash flows for the years ended December 31, 2021 and 2020:

	For the Years Ended,
(in thousands)	December 31,2021	December 31, 2020

Net cash provided by (used in):
Operating activities	$(43,304)	$(33,891)
Investing activities	(35,208)	12,628
Financing activities	226	58,807
Effect of exchange rates changes on cash and cash equivalents	7	7
Net (decrease)/increase in cash and cash equivalents	$(78,279)	$37,551

Cash used in operating activities:

Our cash used from operating activities for the years ended December 31, 2021 and 2020 was approximately $43.3 million and $33.9 million, respectively. Our uses of cash for operating activities for both years consisted primarily of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees. In the year ended December 31, 2021, our use of cash from operating activities also included $5.0 million in license fees to Hanmi for global development rights of compound HM43239. Net cash used in operating activities was higher in the year ended December 31, 2021 as compared with the year ended December 31, 2020 resulting mostly from a higher net loss in the current year. See “Results of Operations”.

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

Cash flow from investing activities:

Our cash used by investing activities for the year ended December 31, 2021 was $35.2 million, and consisted of net purchases of investments of approximately $35.0 million and purchases of property and equipment of approximately $212 thousand.

Our cash provided by investing activities for the year ended December 31, 2020 was $12.6 million, and consisted of maturities of investments of approximately $12.7 million and purchases of property and equipment of approximately $79 thousand.

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

Cash flow from financing activities:

Our cash flow from financing activities for the year ended December 31, 2021 was approximately $226 thousand, and consisted mostly of proceeds from the exercise of stock options of $190 thousand and proceeds from shares issued from the 2020 ATM Facility of approximately $36 thousand as described above. Our cash flow from financing activities for the year ended December 31, 2020 was approximately $58.8 million, consisted mostly of the CMPO we completed in July and August 2020 as described above and of proceeds from the exercise of stock options of $573 thousand.

At-The-Market Facilities

On May 5, 2020, the Company entered into an equity distribution agreement with Piper Sandler and Canaccord Genuity acting as co-agents in connection with the 2020 ATM Facility. Under the terms of the 2020 ATM Facility, the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market. During the year ended December 31, 2021, the Company issued 15,315 shares under the 2020 ATM Facility at an average price of $2.446 for gross proceeds of approximately $37 thousand ($36 thousand net of share issue costs). Costs associated with the proceeds consisted of a 3% cash commission.

Contractual Obligations and Off-Balance Sheet Financing

As at December 31, 2021, we have not entered into any off-balance sheet arrangements.

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

On November 4, 2021, the Company entered into an exclusive license agreement with Hanmi for global rights to its compound named HM43239. Under the Company’s license agreement with Hanmi, the Company has maximum obligations for clinical development and global regulatory milestones totaling $64.5 million for the first potential clinical indication of HM43239, $34 million for the second indication, and $29 million for the third Indication. The Company has maximum obligations for tiered global sales based milestones totaling $280 million. The Company also has an obligation for tiered royalty payments on global sales of commercialized product. The timing of any milestone or royalty payments that may become due is not yet determinable.

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

RESULTS OF OPERATIONS

A summary of the results of operations for the years ended December 31, 2021 and 2020 is presented below:

	Year ended December 31,
(in thousands except per Common Share data)	2021	2020

Revenues	$—	$—
Research and development expenses	45,985	29,288
General and administrative expenses	19,462	26,480
Net finance income	93	530
Net loss	$(65,354)	$(55,238)
Unrealized gain/(loss) on securities available-for-sale	-	(18)
Total comprehensive loss	$(65,354)	$(55,256)
Basic and diluted loss per Common Share	$(0.73)	$(0.67)

Net loss of $65.4 million for the year ended December 31, 2021 increased by approximately $10.1 million as compared with $55.2 million for the year ended December 31, 2020, primarily as of a result of $12.5 million in license fees paid to Hanmi for development rights of HM43239, a combined increase in program costs and related personnel expenses of approximately $4.2 million on our luxeptinib development program, and higher cash-based general and administrative expenses of approximately $1.5 million, and lower finance income of approximately $0.4 million, offset by a decrease of $8.6 million in stock-based compensation expense.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred related to the research and development of our product candidates. Costs include the following:

●	External research and development expenses incurred under agreements with third parties, such as CROs, consultants, members of our scientific advisory boards, external labs and CMOs;

●	Employee-related expenses, including salaries, benefits, travel, and stock-based compensation for personnel directly supporting our clinical trials and manufacturing, and development activities;

●	License fees.

We have ongoing Phase 1 clinical trials for our product candidates HM43239 and Luxeptinib. HM43239 was licensed into Aptose in Q4, 2021 and we have assumed sponsorship, and the related costs, of the HM43239 study effective January 1, 2022. In Q4, 2021, we discontinued the APTO-253 program and are exploring strategic alternatives for this compound.

We expect our research and development expenses to be higher for the foreseeable future as we continue to advance HM43239 and luxeptinib into larger clinical trials.

The research and development (“R&D”) expenses for the years ended December 31, 2021 and 2020 were as follows:

	Year ended December 31,
(in thousands)	2021	2020

License fee – HM43239	12,500	-
Program costs – HM43239	57	-
Program costs – Luxeptinib	18,490	16,329
Program costs – APTO-253	3,543	3,632
Personnel expenses	7,593	5,590
Stock-based compensation	3,790	3,720
Depreciation of equipment	12	17
	$45,985	$29,288

R&D expenses increased by $16.7 million to $46.0 million for the year ended December 31, 2021 as compared with $29.3 million for the comparative period in 2020. Changes to the components of our R&D expenses presented in the table above are primarily as a result of the following activities:

●

License fees paid in the year ended December 31, 2021 to Hanmi l of $12.5 million for global development rights of HM-43239, including $5.0 million in cash and $7.5 million in Common Shares. There were no license fee paid in the year ended December 31, 2020.

●

Program costs for luxeptinib increased by approximately $2.2 million, mostly as a result of higher manufacturing costs associated with optimizing the formulation and higher costs related to the luxeptinib AML trial, for which we received an IND allowance in June 2020, and offset by lower expenses related to the 806 BCM trial.

●

Program costs for APTO-253 decreased by approximately $89 thousand, mostly as a result of lower clinical trial costs related to the APTO-253 Phase 1a/b trial. In Q4, 2021, we discontinued the APTO-253 program and we are currently exploring strategic alternatives for this compound.

●	Personnel-related expenses increased by $2.0 million, mostly related to new positions hired to support our clinical trials and manufacturing activities.

●

Stock-based compensation increased by approximately $70 thousand in the year ended December 31, 2021, compared with the year ended December 31, 2020, mostly related to higher number of options granted in the current year, and offset by those options having a lower grant date fair value as compared with the options granted in the comparative year.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and travel, including stock-based compensation for our executive, finance, business development, human resource, and support functions. Other general and administrative expenses and professional fees for auditing, and legal services, investor relations and other consultants, insurance and facility related expenses.

We expect that our general and administrative expenses will increase for the foreseeable future as we incur additional costs associated with being a publicly traded company and to support our expanding pipeline of activities. We also expect our intellectual property related legal expenses to increase as our intellectual property portfolio expands.

The general and administrative expenses for the years ended December 31, 2021 and 2020 are as follows:

	Year ended December 31,
(in thousands)	2021	2020

General and administrative, excluding items below:	$10,164	$8,627
Stock-based compensation	9,160	17,718
Depreciation of equipment	138	135
	$19,462	$26,480

General and administrative expenses for the year ended December 31, 2021 were approximately $19.5 million as compared with $26.5 million for the comparative period in 2020, a decrease of approximately $7.0 million. The decrease was primarily as a result of the following:

●

General and administrative expenses, other than stock-based compensation and depreciation of equipment, increased by approximately $1.5 million in the year ended December 31, 2020 primarily as a result of higher insurance costs, higher professional fees, higher patent costs, higher investor relations costs offset by lower office administrative costs and lower personnel related costs.

●

Stock-based compensation decreased by approximately $8.6 million mostly as a result of lower number of options granted in the year ended December 31, 2021, that those options had a lower grant date fair value as compared with the options granted in the year ended December 31, 2020 and that in the comparative year the Company had issued RSUs that had fully vested by the end of the comparative year. This decrease was offset by increased compensation of approximately $1.7 million mostly related to the modification of option agreements of one officer as part of a separation and release agreement.

COVID-19 did not have a significant impact on our results of operations for the years ended December 31, 2021 and 2020. We have not experienced and do not foresee material delays to the enrollment of patients or timelines for the HM43239 Phase 1/2 trial or the luxeptinib Phase 1a/b trials due to the variety of clinical sites that we have actively recruited for these trials. As of the date of this report, we have not experienced material delays in the manufacturing of HM43239 or luxeptinib related to COVID-19. Should our manufacturers be required to shut down their facilities due to COVID-19 for an extended period of time, our trials may be negatively impacted.

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

The Company records expenses for research and development activities based on Management’s estimates of services received and efforts expended pursuant to contracts with vendors that conduct research and development on the Company’s behalf. The financial terms vary from contract to contract and may result in uneven payment flows as compared with services performed or products delivered. As a result, the Company is required to estimate research and development expenses incurred during the period, which impacts the amount of accrued expenses and prepaid balances related to such costs as of each balance sheet date. Management estimates the amount of work completed through discussions with internal personnel and the contract research and contract manufacturing organizations as to the progress or stage of completion of the services. The Company’s estimates are based on a number of factors, including the Company’s knowledge of the status of each of the research and development project milestones, and contract terms together with related executed change orders. Management makes significant judgments and estimates in determining the accrued balance at the end of each reporting period.

Although Management does not expect our estimates to be materially different from amounts actually incurred, if the estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in the Company reporting amounts that are too high or too low in any particular period. As of December 31, 2021, the Company has recorded approximately $632 thousand in prepaid expenses and approximately $3.5 million in accrued liabilities related to its research and development activities. If the estimates are too high or too low by a factor of 10% this would mean that prepaid expenses would be over or understated by approximately $63 thousand, and accrued liabilities would be over or understated by approximately $350 thousand. On a combined basis, this could mean an increase or decrease in research and development expenses by approximately $413 thousand. To date, there have been no material differences between the estimates of such expenses and the amounts actually incurred.

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

The weighted average assumptions that were used in the Black Scholes option pricing model to determine the fair value of stock options granted during the periods ended December 31, 2021 and 2020, respectively, are presented in Note 12 to the consolidated financial statements.

Updated share information

As at March 22, 2022, we had 92,229,189 Common Shares issued and outstanding. In addition, there were 18,674,755 Common Shares issuable upon the exercise of outstanding stock options.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of our fiscal year ended December 31, 2021, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, to allow timely decisions regarding required disclosure.

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

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria. We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Securities Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because we are incorporating by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, referred to as the Proxy Statement, which will be filed with the SEC within 120 days of the 2021 fiscal year-end.

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

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Document
3.1	Articles of Incorporation, Arrangement and Amendment (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 6-K filed with the SEC on June 12, 2015)
3.2	By-law #2 of the Company (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 6-K filed with the SEC on June 12, 2015)

Exhibit Number	Description of Document
4.1*	Description of Securities
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

10.8

License agreement dated June 13, 2018 by and between the Company and CrystalGenomics, Inc. (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 6-K filed with the SEC filed on June 22, 2018)

10.9	Option and License Agreement between the Company and CrystalGenomics, Inc. dated March 21, 2016 (incorporated herein by reference on Form 10-KA/3 filed with the SEC on April 22, 2019)
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

Exhibit Number	Description of Document
10.14	License Agreement dated as of March 6, 2018 by and between the Company and Ohm Oncology Inc. (incorporated herein by reference to Exhibit 99.2 on Form 6-K filed with the SEC filed on March 8, 2018)
10.15

Underwriting Agreement, dated May 30, 2019, between Aptose Biosciences Inc. and RBC Capital Markets, LLC and Canaccord Genuity LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report filed on Form 8-K on May 30, 2019).

10.16

Underwriting Agreement, dated December 16, 2019, between Aptose Biosciences Inc. and Piper Sandler & Co. (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report filed on Form 8-K on December 17, 2020).

10.17

Equity Distribution Agreement dated May 5, 2020 between the Company and Piper Sandler & Co. and Cannacord Genuity LLC (incorporated by reference to Exhibit 10.1 on Form 8K filed with the SEC on May 5, 2020).

10.18

Underwriting Agreement, dated July 15, 2020, between Aptose Biosciences Inc. and Piper Sandler & Co. (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report filed on Form 8-K on July 16, 2020).

10.19+

Consulting Agreement dated March 26, 2021 between Aptose Biosciences Inc. and Gregory K. Chow (incorporated by reference to Exhibit 10.1 to Aptose Biosciences Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.20+	Aptose Biosciences Inc. 2021 Employee Stock Purchase Plan ( incorporated by reference to the Definitive Proxy statement on Schedule 14A filed with the SEC on April 1, 2021)(File no. 1-32001)
10.21 +	Aptose Biosciences Inc. 2021 Employee Stock Incentive Plan ( incorporated by reference to the Definitive Proxy statement on Schedule 14A filed with the SEC on April 1, 2021)(File no. 1-32001)
10.22	Exclusive License Agreement, dated November 4, 2021, by and between Hanmi Pharmaceutical Co. Ltd. and Aptose Biosciences Inc. ( incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on November 4, 2021)
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm (KPMG)
24.1*	Powers of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description of Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.
*	Filed herewith.
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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 22nd day of March, 2022.

Aptose Biosciences Inc.	/s/ William G. Rice
By:	William G. Rice, Ph.D. President, Chief Executive Officer and Chairman of the Board of Directors

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. William G. Rice and Dr. Jotin Marango , and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ William G. Rice, Ph.D.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Jotin Marango, M.D., Ph.D.	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer) and Chief Business Officer

/s/ Denis R. Burger, Ph.D.	Director, Lead Independent

/s/ Carol G. Ashe	Director

/s/ Caroline Loewy	Director

/s/ Erich M. Platzer, M.D., Ph.D.	Director

/s/ Mark D.Vincent, M.D.	Director

/s/ Warren Whitehead	Director

Consolidated Financial Statements

APTOSE BIOSCIENCES INC.

Years ended December 31, 2021 and 2020

KPMG LLP

100 New Park Place, Suite 1400

Vaughan, ON L4K 0J3

Tel 905-265 5900

Fax 905-265 6390

www.kpmg.ca

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Aptose Biosciences Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Aptose Biosciences Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Research and Development Prepaid and Accrued Costs

As discussed in Notes 2(i), 4 and 9 to the consolidated financial statements, the Company records expenses for research and development activities based on Management’s estimates of services received and efforts expended pursuant to contracts with vendors that conduct research and development on the Company’s behalf. The financial terms vary from contract to contract and may result in uneven payment flows as compared with services performed or products delivered. As a result, the Company is required to estimate research and development expenses incurred during the period, which impacts the amount of accrued expenses and prepaid balances related to such costs as of each balance sheet date. Management estimates the amount of work completed through discussions with internal personnel and the contract research and contract manufacturing organizations as to the progress or stage of completion of the services. The Company’s estimates are based on a number of factors, including the Company’s knowledge of the status of each of the research and development project milestones, and contract terms together with related executed change orders. Management makes significant judgments and estimates in determining the accrued balance at the end of each reporting period.

We identified the evaluation of research and development prepaid and accrued costs as a critical audit matter. Higher degree of auditor judgment was required in evaluating the results of our audit procedures because of the subjectivity and estimation uncertainty associated with this estimate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the critical audit matter. This included controls over the development of the estimated amount of prepaid and accrued costs incurred by the contract research and contract manufacturing organizations. For a selection of research and development projects, we assessed the Company’s estimates of a selection of the research and development activities completed to date by:

Aptose Biosciences Inc.

●

inquiring with Company personnel responsible for overseeing the research and development activities to understand progress of the activities including project milestones, and contract terms together with related executed change orders

●

inspecting the terms of the contracts, including related executed change orders, between the Company and the respective contract research and contract manufacturing organizations, the correspondence between the Company and these organizations as to the completion status, and using this information to arrive at an independent estimate of the prepaid or accrual amounts and comparing it to the amounts recorded by the Company

We have served as the Company’s auditor since 1994.

/s/KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

Vaughan, Canada

March 22, 2022

APTOSE BIOSCIENCES INC.

Consolidated Statements of Financial Position

(Expressed in thousands of US dollars)

	December 31, 2021	December 31, 2020
Assets

Current assets:
Cash and cash equivalents	$39,114	$117,393
Investments	40,014	5,000
Prepaid expenses	2,476	2,554
Other current assets	133	129
Total current assets	81,737	125,076

Non-current assets:
Property and equipment	323	261
Right-of-use assets, operating leases	465	925
Total non-current assets	788	1,186

Total assets	$82,525	$126,262

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,699	2,171
Accrued liabilities	6,016	4,102
Current portion of lease liability, operating leases	459	539
Total current liabilities	8,174	6,812

Non-current liabilities:
Lease liability, operating leases	115	535
Total liabilities	8,289	7,347

Shareholders’ equity:
Share capital:
Common shares, no par value, unlimited authorized shares, 92,215,024 and 88,881,737 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	437,386	429,523
Additional paid-in capital	63,673	50,861
Accumulated other comprehensive loss	(4,316)	(4,316)
Deficit	(422,507)	(357,153)
Total shareholders’ equity	74,236	118,915

Total liabilities and shareholders’ equity	$82,525	$126,262

See accompanying notes to consolidated financial statements.

Subsequent events (note 16)

APTOSE BIOSCIENCES INC.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for per common share data)

	Year ended December 31, 2021	Year ended December 31, 2020

Revenue	$-	$-

Expenses:
Research and development	45,985	29,288
General and administrative	19,462	26,480
Operating expenses	65,447	55,768

Other income :
Interest income	94	522
Foreign exchange gain/(loss)	(1)	8
Total other income	93	530

Net loss	(65,354)	(55,238)

Other comprehensive loss:
Unrealized loss on securities available-for-sale	-	(18)
Total comprehensive loss	$(65,354)	$(55,256)

Basic and diluted loss per common share	$(0.73)	$(0.67)

Weighted average number of common shares outstanding used in the calculation of (in thousands)
Basic and diluted loss per common share	89,086	81,837

See accompanying notes to consolidated financial statements.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of US dollars, except for per common share data)

	Common Shares
	Shares (thousands)	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total

Balance, December 31, 2020	88,882	$429,523	$50,861	$(4,316)	$(357,153)	$118,915
Common shares issued pursuant to the Hanmi licensing fees	3,236	7,500	-	-	-	7,500
Common shares issued under the May 2020 ATM	15	36	-	-	-	36
Common shares issued upon exercise of stock options	82	327	(137)	-	-	190
Stock-based compensation	-	-	12,949	-	-	12,949
Net loss	-	-	-	-	(65,354)	(65,354)
Balance, December 31, 2021	92,215	$437,386	$63,673	$(4,316)	$(422,507)	$74,236
Balance, December 31, 2019	76,108	$365,490	$34,649	$(4,298)	$(301,915)	$93,926
Common shares issued pursuant to the public offering	11,854	58,234	-	-	-	58,234
Common shares issued upon exercise of stock options	235	998	(425)	-	-	573
Stock-based compensation	-	-	21,438	-	-	21,438
Common shares issued upon redemption of restricted share units	685	4,801	(4,801)	-	-	-
Other comprehensive loss	-	-	-	(18)	-	(18)
Net loss	-	-	-	-	(55,238)	(55,238)
Balance, December 31, 2020	88,882	$429,523	$50,861	$(4,316)	$(357,153)	$118,915

See accompanying notes to consolidated financial statements.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of US dollars)

	Year ended December 31, 2021	Year ended December 31, 2020

Cash flows from operating activities:
Net loss for the year	$(65,354)	(55,238)
Items not involving cash:
Stock-based compensation	12,949	21,438
Shares issued to Hanmi Pharmaceutical as license fees	7,500	-
Depreciation and amortization	150	152
Amortization of right-of-use assets	472	462
Interest on lease liabilities	43	69
Unrealized foreign exchange gain/(loss)	(7)	(8)
Accrued interest on investments	(18)	33
Change in operating working capital:
Prepaid expenses	78	(1,529)
Operating lease payments	(555)	(537)
Other assets	(4)	12
Accounts payable	(472)	211
Accrued liabilities	1,914	1,044
Cash used in operating activities	(43,304)	(33,891)

Cash flows from financing activities:
Issuance of common shares under 2020 ATM	36	-
Issuance of common shares under July/August 2020 Public Offering	-	58,402
Offering costs paid	-	(168)
Issuance of common shares pursuant to exercise of stock options	190	573
Cash provided by financing activities	226	58,807

Cash flows from (used in) investing activities:
Maturity (acquisition) of investments, net	(34,996)	12,707
Purchase of property and equipment	(212)	(79)
Cash provided by (used in) investing activities	(35,208)	12,628

Effect of exchange rate fluctuations on cash and cash equivalents held	7	7

Increase/(decrease) in cash and cash equivalents	(78,279)	37,551

Cash and cash equivalents, beginning of year	117,393	79,842
Cash and cash equivalents, end of year	$39,114	$117,393

See accompanying notes to consolidated financial statements.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Year ended December 31, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

1.	Reporting entity:

Aptose Biosciences Inc. (“Aptose” or the “Company”) is a clinical‑stage precision oncology company developing differentiated kinase inhibitors addressing unmet medical needs in oncology. The Company’s executive offices are located in San Diego, California and its head office is located in Toronto, Canada.

Aptose has two clinical-stage programs and a third program in discovery-stage and partnered with another company. Luxeptinib (previously named CG-806), Aptose’s dual lymphoid and myeloid kinome inhibitor, is currently evaluating the safety, tolerability, PK, and preliminary efficacy of luxeptinib in a Phase 1a/b, multicenter, dose-escalation trial with expansions to assess in patients with chronic lymphocytic leukemia (CLL/SLL) or non-Hodgkin lymphomas (NHL), and, in parallel, a separate Phase 1a/b multicenter, dose escalation trial in patients with relapse or refractory acute myeloid leukemia (AML) and high-risk Myelodysplastic Syndrome (MDS) . In November 2021, Aptose licensed in HM43239 from Hanmi Pharmaceutical Co. HM43239 is an oral potent myeloid kinome inhibitor, targeting a constellation of kinases operative in myeloid malignancies and known to be involved in tumor proliferation, resistance to therapy, and differentiation. Specifically, HM43239 is a potent inhibitor of FLT3, SYK, cKIT-MUT, JAK, and other kinases. HM43239 is currently being evaluated in an international Phase 1/2 dose-escalation clinical trial designed to assess the safety, tolerability, pharmacokinetics and pharmacodynamic responses of HM43239 as a single agent in patients with relapsed or refractory AML. Aptose assumed sponsorship of this trial effective January 1, 2022. In December 2021 Aptose announced that it was discontinuing further development of APTO-253, a small molecule MYC inhibitor, previously positioned in a Phase 1a/b clinical trial for the treatment of patients with R/R blood cancers, including AML and high risk MDS.

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

We believe that our cash, cash equivalents and investments on hand at December 31, 2021 will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment of our clinical trials, the amount of drug product that we will require to support our clinical trials, and our general corporate overhead costs to support our operations, and our reliance on our manufacturers. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway.

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

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Year ended December 31, 2021 and 2020

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

Cash and cash equivalents are short-term highly liquid investments with original maturities of 90 days or less as at the date of purchase. Cash equivalents are accounted for an amortized cost basis, which approximates its fair value due to their short-term maturities.

(f)	Investments:

Investments consist of term deposits with original maturities greater than 90 days and are classified by management as securities available-for-sale. These available-for-sale securities are recorded at estimated fair values. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (AOCI) in shareholder’s equity. Realized gains and losses and declines in value that are judged to be other than temporary are included in interest income.

(g)	Concentration of risk:

The Company is subject to credit risk from the Company’s cash and cash equivalents and investments. The carrying amount of the financial assets represents the maximum credit exposure. The Company manages credit risk associated with its cash and cash equivalents and investments by maintaining minimum standards of R1‑low or A‑low investments and the Company invests only in highly rated Canadian corporations and treasury bills, which are capable of prompt liquidation.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Year ended December 31, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

(h)	Property and equipment:

Property and equipment is measured at cost less accumulated depreciation and accumulated impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. The Company records depreciation at rates that charge operations with the cost of the assets over their estimated useful lives on a straight‑line basis as follows:

Office furniture	5 years
Laboratory equipment	5 years
Computer hardware	3 years
Computer software	3 years
Leasehold improvements	Life of lease

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

The Company records expenses for research and development activities based on Management’s estimates of services received and efforts expended pursuant to contracts with vendors that conduct research and development on the Company’s behalf. The financial terms vary from contract to contract and may result in uneven payment flows as compared with services performed or products delivered. As a result, the Company is required to estimate research and development expenses incurred during the period, which impacts the amount of accrued expenses and prepaid balances related to such costs as of each balance sheet date. Management estimates the amount of work completed through discussions with internal personnel and the contract research and contract manufacturing organizations as to the progress or stage of completion of the services. The Company’s estimates are based on a number of factors, including the Company’s knowledge of the status of each of the research and development project milestones, and contract terms together with related executed change orders. Management makes significant judgments and estimates in determining the accrued balance at the end of each reporting period.

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

The Company has a stock‑based compensation plan (the “Plan”) available to officers, directors, employees and consultants with grants under the Plan approved by the Company’s Board of Directors. Under the Plan, the exercise price of each option equals the closing trading price of the Company’s stock on the day prior to the grant if the grant is made during the trading day or the closing trading price on the day of grant if the grant is issued after markets have closed. Vesting is provided for at the discretion of the Board of Directors and the expiration of options is to be no greater than 10 years from the date of grant.

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

Year ended December 31, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

Stock options awarded to non‑employees are measured at grant-date fair value of the equity instruments issued in accordance with FASB issued accounting standards update No 2018-07, Topic 718.

The Company has a stock incentive plan pursuant to which the Board may grant equity settled stock‑based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non‑employee directors of the Company. Compensation cost for restricted share units is measured at fair value at the date of grant, which is the market price of the underlying security, and is expensed over the award’s vesting period on a straight-line basis using an estimate of the number of awards that will eventually vest.

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

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during the year. Diluted loss per share is computed similarly to basic loss per share except that the weighted average share outstanding is increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the year. The inclusion of the Company’s stock options and warrants in the computation of diluted loss per share has an anti‑dilutive effect on the loss per share and, therefore, they have been excluded from the calculation of diluted loss per share.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filing is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as components of income tax expense. As at December 31, 2021 and December 31, 2020, the Company has not recorded any reserves for potential payments as the Company has a history of losses and does not have any revenue from operations.

3.	Cash and cash equivalents:

Cash and cash equivalents consists of cash of $294 thousand ( December 31, 2020 ‑ $329 thousand), deposits in high interest savings accounts, money market funds and accounts with original maturities less than 90 days totaling $38.820 million ( December 31, 2020 ‑ $117.064 million).

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Year ended December 31, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

4.	Prepaid expenses:

	December 31,	December 31,
	2021	2020

Prepaid research and development expenses	$632	$622
Other prepaid expenses	1,844	1,932
	$2,476	$2,554

5.	Property and equipment:

December 31, 2021	Cost	Accumulated depreciation	Net book value

Laboratory equipment	$369	$188	$181
Computer hardware	198	144	54
Computer software	222	222	-
Office furniture	140	95	45
Leasehold improvements	184	141	43
	$1,113	$790	$323

December 31, 2020	Cost	Accumulated depreciation	Net book value

Laboratory equipment	$185	$177	$8
Computer hardware	170	99	71
Computer software	222	174	48
Office furniture	140	72	68
Leasehold improvements	184	118	66
	$901	$640	$261

6.	Right-of-use assets, operating leases:

	Year ended December 31, 2021	Year ended December 31, 2020

Right-of-use assets, beginning of year	$1,848	$1,837
Additions to right-of-use assets	12	11
Right-of-use assets, end of year	1,860	1,848
Accumulated amortization	(1,395)	(923)
Right-of use assets, NBV	$465	$925

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Year ended December 31, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

7.	Investments:

Investments consisted of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021
	Cost	Unrealized gain	Market value

Guaranteed Investment Certificate	$20,016	-	20,016
Commercial notes	19,998		19,998
	$40,014	-	40,014

	December 31, 2020
	Cost	Unrealized gain	Market value

United States Treasury Bills	$5,000	-	5,000
	$5,000	-	5,000

8.	Fair value measurements and financial instruments:

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

Level 3 ‑ inputs are unobservable (supported by little or no market activity).

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

The following table presents the fair value of the Company’s financial instruments for the periods presented:

	December 31, 2021	Level 1	Level 2	Level 3
Assets

Money Market accounts	$17,974	$-	$17,974	$-
Money Market Funds	15,801	-	15,801	-
High interest savings accounts	5,045	-	5,045	-
Commercial notes	19,998	-	19,998	-
Guaranteed Investment Certificate	20,016		20,016
	$78,834	$-	$78,834	$-

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Year ended December 31, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

	December 31, 2020	Level 1	Level 2	Level 3
Assets

Money Market accounts	$668	$-	$668	$-
Money Market Funds	44,000	-	44,000	-
High interest savings accounts	48,397	-	48,397	-
United States Treasury Bill	5,000	-	5,000	-
Government of Canada Treasury Bill	23,999	-	23,999	-
	$122,064	$-	$122,064	$-

9.	Accrued liabilities:

Accrued liabilities as of December 31, 2021 and December 31, 2020 consisted of the following:

	December 31,	December 31,
	2021	2020

Accrued personnel related costs	$2,152	$1,917
Accrued research and development expenses	3,520	1,932
Other accrued expenses	344	253
	$6,016	$4,102

10.	Lease liability

Aptose leases office space and lab space in San Diego, California. The lease for the office space expires on March 31, 2023 and can be extended for an additional 5 year period. The lease for our lab space expired on February 28, 2022 and has been renewed for a twelve month period. We lease office space in Toronto, Ontario, Canada and the lease for this location expires on June 30, 2023 with an option to renew for another 5-year period. The Company has not included any extension periods in calculating its right-to-use assets and lease liabilities. The Company also enters into leases for small office equipment.

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,
2022	$470
2023	123
Thereafter	-
$593

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Year ended December 31, 2021 and 2020

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

	December 31,	December 31,
	2021	2020
Weighted-average remaining term – operating leases (years)	1.2	2.1
Weighted-average discount rate – operating leases	5.37%	5.40%

Lease liability, current portion	$459	$539
Lease liability, long term portion	115	535
Lease liability, total	$574	$1,074

Operating lease costs and operating cash flows from our operating leases are as follows:

	Year ended December 31, 2021	Year ended December 31, 2020

Operating lease cost	$515	$530

Operating cash flows from operating leases	$555	$537

11.	Share capital:

The Company has authorized share capital of an unlimited number of common voting shares.

(a)	Equity issuances:

(i)

On November 4, 2021, the Effective date, the Company entered into an exclusive license agreement with Hanmi Pharmaceutical Co. Ltd. (Hanmi) for global rights to its compound named HM43239.  Pursuant to the terms of this agreement, on December 14, 2021, the Company issued 3,235,548 Common Shares as a partial upfront payment to Hanmi in consideration of the license and other rights granted for a total cost of $7.5 million. The number of common shares issued is determined using the average market closing price of the common shares on the NASDAQ stock market over the five (5) trading day period ending on the Effective Date.

(ii)	2020 At‑The‑Market (“ATM”) Facility

On May 5, 2020, the Company entered into an equity distribution agreement with Piper Sandler and Canaccord Genuity acting as co-agents in connection with the 2020 ATM Facility. Under the terms of the 2020 ATM Facility, the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market. During the year ended December 31, 2021, the Company issued 15,315 shares under this ATM Facility at an average price of $2.446 for gross proceeds of $37 thousand ($36 thousand net of share issue costs). Costs associated with the proceeds consisted of a 3% cash commission.

(iii)	July/August 2020 Confidentially Marketed Public Offering (CMPO)

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

(b)	Loss per share:

Loss per common share is calculated using the weighted average number of common shares outstanding and is presented in the table below:

(in thousands)	Year ended December 31, 2021	Year ended December 31, 2020

Net loss	$(65,354)	$(55,238)
Weighted-average common shares – basic and diluted	89,086	81,837
Net loss per share – basic and diluted	$(0.73)	$(0.67)

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Year ended December 31, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

The effect of any potential exercise of the Company’s stock options outstanding during the year ended December 31, 2021 and December 31, 2020 has been excluded from the calculation of diluted loss per common share as it would be anti‑dilutive.

12.	Stock‑based compensation:

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

The Company has not established a first offering period; there are no options outstanding under the ESPP as of December 31, 2021.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Year ended December 31, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

Stock option transactions for the year ended December 31, 2021 and December 31, 2020, are summarized as follows:

Option numbers are in (000’s)
			Weighted average
	Options	Weighted average exercise price	remaining contractual life (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2019	5,941	$2.84
Granted	6,362	6.81
Exercised	(235)	2.45
Forfeited	(126)	4.50
Outstanding, December 31, 2020	11,942	$4.97
Granted	4,659	3.84
Exercised	(82)	2.32
Forfeited	(1,407)	5.38
Outstanding, December 31, 2021	15,112	$4.61	6.6	$96,117
Exercisable, December 31, 2021	8,164	$4.50	5.3	$96,117
Vested and expected to vest, December 31, 2021	14,068	$4.60	6.5	$96,117

Aggregate intrinsic value represents the excess of the value of the closing stock price on the previous trading day of the respective balance sheet dates over the exercise price of the stock options. Total intrinsic value of options exercised was $222 thousand for 2021 (2020 – $850 thousand).

As of December 31, 2021, there was $6.0 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.68 years.

The following table presents the weighted average assumptions that were used in the Black‑Scholes option pricing model to determine the fair value of stock options granted during the period, and the resultant weighted average fair values:

	Year ended December 31, 2021	Year ended December 31, 2020

Risk-free interest rate	0.59%	1.27%
Expected dividend yield	-	-
Expected volatility	81.8%	85.9%
Expected life of options (years)	5	5
Grant date fair value	$2.47	$4.59

The Company uses historical data to estimate the expected dividend yield and expected volatility of its common shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

The following table presents the vesting terms of options granted in the period:

Option numbers are in (000’s)	Year ended December 31, 2021	Year ended December 31, 2020
	Number of options	Number of options
Cliff vesting after one year anniversary	-	300
3 year vesting (50%-25%-25%)	430	862
4 year vesting (50%-16 2/3%-16 2/3%-16 2/3%)	3,429	5,200
Earlier of Performance criteria or 4 years	800	-
Total stock options granted in the year	4,659	6,362

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Year ended December 31, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

During the year ended December 31, 2021, the option agreements of one officer were modified as part of a separation and release agreement. Vested options of 1,679,169, with exercise prices ranging from $1.03 to $7.44, were allowed to continue to be exercisable for an additional 12 month period, and also 504,833 options that would have expired unvested, were allowed to continue to vest for a 12 month period. As there was no service requirement, during the year ended December 31, 2021, the company recorded $945 thousand and $663 thousand additional compensation related to these modifications for the vested and unvested options, respectively.

During the year ended December 31, 2021, the Company issued 800,000 performance stock option (PSO) to two officers of the Company. One officer received 400,000 PSOs, of which 200,000 PSOs will vest in tranches connected with financing events, and the remaining 200,000 PSOs will vest in connection with licensing and partnering events. The other officer received 400,000 PSOs, of which 200,000 PSOs will vest in tranches connected to dose escalation trials and the remaining 200,000 PSOs will vest in connection with expansion trials. If such performance triggers are not attained, such PSOs will vest on the fourth anniversary of the grant. On November 11, 2021, the performance criteria connected with the financing events were met, and 200,000 PSOs were vested.

(b)	Restricted share units

The Company has a stock incentive plan (SIP) pursuant to which the Board may grant stock-based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company. Each restricted unit is automatically redeemed for one common share of the Company upon vesting. The following table presents the activity under the SIP plan for the year ended December 31, 2021 and 2020 the units outstanding.

	Year ended, December 31, 2021		Year ended, December 31, 2020
	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value
Outstanding, beginning of period	-	$-	40	$2.00
Granted	-	-	645	7.32
Vested	-	-	(685)	7.01
Outstanding, end of period	-	$-	-	$-

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

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Year ended December 31, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

(c)	Share-based payment expense

The Company recorded share-based payment expense related to stock options and RSUs as follows:

	Year ended December 31, 2021	Year ended December 31, 2020

Research and development	$3,789	$3,720
General and administrative	9,160	17,718
Total	$12,949	$21,438

13.	Collaborative agreements:

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

On November 4, 2021, the Effective Date, the Company entered into an exclusive license agreement with Hanmi Pharmaceutical Co. Ltd. (Hanmi) for global rights to its compound named HM43239.  In consideration of the license and other rights granted, Aptose made an upfront payment to Hanmi in the amount of $12.5 million, including $5.0 million in cash and $7.5 million in Aptose common shares (the “Aptose Shares”).   The number of Aptose Shares issued was determined using the average market closing price of the Aptose Shares on the NASDAQ stock market over the five (5) trading day period ending on the Effective Date.  Accordingly, Aptose has issued 3,235,548 shares to Hanmi.

Under the Company’s license agreement with Hanmi, the Company has maximum obligations for clinical development and global regulatory milestones totaling $64.5 million for the first potential clinical indication of HM43239, $34 million for the second indication, and $29 million for the third Indication. The company has maximum obligations for tiered global sales based milestones totaling $280 million. The Company also has an obligation for tiered royalty payments on global sales of commercialized product. The timing of any milestone or royalty payments that may become due is not yet determinable.

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

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Year ended December 31, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

14.	Income taxes:

(a)	Income taxes

For the years ended December 31, 2021 and 2020, the total comprehensive loss is as follows:

	December 31, 2021	December 31, 2020

Loss attributed to US foreign operations	$(52,447)	$(39,757)
Loss attributed to Canadian operations	(12,907)	(15,481)
Income (loss) before income taxes	$(65,354)	$(55,238)

(b)	Tax rate reconciliation

Major items causing the Company’s income tax rate to differ from the statutory rate of approximately 26.5% ( December 31, 2020 – 26.5%) are as follows:

	Year ended December 31, 2021	Year ended December 31, 2020

Net loss	$(65,354)	$(55,238)
Statutory Canadian corporate tax rate	26.5%	26.5%

Computed expected tax recovery	$(17,319)	$(14,638)
Non-deductible permanent differences	3,707	4,959
Change in valuation allowance	15,274	10,383
Foreign tax rate differential	(683)	(428)
Prior year true-up adjustments	(951)	(230)
Other	(28)	(46)
	$-	$-

(c)	Significant components of deferred taxes

The tax effects of temporary differences that give rise to significant portions of the unrecognized deferred tax assets are presented below:

	December 31, 2021	December 31, 2020

Net operating losses carried forward	$49,286	$37,362
Research and development expenditures	5,032	5,032
Property, equipment, and other intangible assets	7,261	3,760
Research and development tax credits	4,202	3,597
Financing costs	1,580	2,336
Right-of-use assets	40	40
Total deferred tax assets	67,401	52,127
Valuation allowance	(67,401)	(52,127)
Net deferred tax asset	$-	$-

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Year ended December 31, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

The valuation allowance at December 31, 2021 was primarily related to net operating loss carryforwards that, in the judgment of management, are not more-likely than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely than-not that all or some portion of the deferred assets will not be realized. This ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those deductible temporary difference become deductible. Based on the history of losses and projections for future taxable income, management believes that it is not more-likely than-not that the Company will realize the benefits of these deductible temporary differences (e.g. deferred tax assets).

The Company has Canadian undeducted research and development expenditures, totaling $19.0 million that can be carried forward indefinitely. The Company also has Canadian non‑refundable federal and provincial investment tax credits of approximately $3.3 million which are available to reduce future federal taxes payable and begin to expire in 2022, as well as non‑refundable US research and development tax credits of approximately $1.8 million which are available to reduce future US taxes payable and begin to expire in 2038.

In addition, the Company has Canadian non-capital loss carryforwards of $177.9 million. To the extent that the non-capital loss carryforwards are not used, they begin to expire in 2026. The Company also has US non-capital loss carryforward of $0.9 million, To the extent that the non-capital loss carryforwards are not used, they begin to expire in 2034.

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

15.	Selected quarterly financial data (unaudited):

Selected financial data (unaudited) for the periods presented was as follows:

	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021

Revenue	$-	$-	$-	$-
Net loss	(16,227)	(13,470)	(11,333)	(24,324)
Basic and diluted loss per common share	(0.18)	(0.15)	(0.13)	(0.27)

	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020

Revenue	$-	$-	$-	$-
Net loss	(11,526)	(15,750)	(13,249)	(14,713)
Basic and diluted loss per common share	(0.15)	(0.21)	(0.15)	(0.17)

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Year ended December 31, 2021 and 2020

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

16.	Subsequent events

Subsequent to the year end, the Company issued 3,870,000 stock options to directors, officers, employees and consultants with an average exercise price of $1.34.  The stock options vest 50% after one year and 16.67% on each of the next three anniversaries, except for 425,000 options which vest 50% after one year and 25% on each of the next two anniversaries.