Form 10-Q
period 2022-03-31
Aptose Biosciences Inc.
filed 2022-05-09
CIK 882361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2022, the registrant had 92,229,189 common shares outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Interim Financial Statements

(Unaudited)

APTOSE BIOSCIENCES INC.

For the three months ended March 31, 2022 and 2021

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Financial Position

(Expressed in thousands of US dollars)

(unaudited)

	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$36,991	$39,114
Investments	32,520	40,014
Prepaid expenses	2,262	2,476
Other current assets	101	133
Total current assets	71,874	81,737

Non-current assets:
Property and equipment	287	323
Right-of-use assets, operating leases	442	465
Total non-current assets	729	788

Total assets	$72,603	$82,525

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,144	$1,699
Accrued liabilities	5,646	6,016
Current portion of lease liability, operating leases	519	459
Total current liabilities	7,309	8,174

Non-current liabilities:
Lease liability, operating leases	10	115
Total liabilities	7,319	8,289

Shareholders’ equity:
Share capital:
Common shares, no par value, unlimited authorized shares, 92,229,189 and 92,215,024 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	437,412	437,386
Additional paid-in capital	66,176	63,673
Accumulated other comprehensive loss	(4,316)	(4,316)
Deficit	(433,988)	(422,507)
Total shareholders’ equity	65,284	74,236

Total liabilities and shareholders’ equity	$72,603	$82,525

See accompanying notes to condensed consolidated interim financial statements (unaudited).

Subsequent event (note 12)

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statement of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021

Revenue	-	-

Expenses:
Research and development	7,393	8,228
General and administrative	4,107	8,024
Operating expenses	11,500	16,252

Other income (expense):
Interest income	22	27
Foreign exchange loss	(3)	(2)
Total other income	19	25

Net loss and comprehensive loss	(11,481)	(16,227)

Basic and diluted loss per common share	$(0.12)	$(0.18)

Weighted average number of common shares outstanding used in the calculation of (in thousands)
Basic and diluted loss per common share	92,226	88,884

See accompanying notes to condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity

(Expressed in thousands of US dollars)

(unaudited)

				Accumulated
	Common Shares			other
	Shares (thousands)	Amount	Additional paid-in capital	comprehensive loss	Deficit	Total
Balance, December 31, 2021	92,215	$437,386	$63,673	$(4,316)	$(422,507)	$74,236
Common shares issued upon exercise of stock options	14	26	(11)	-	-	15
Stock-based compensation	-	-	2,514	-	-	2,514
Net loss	-	-	-	-	(11,481)	(11,481)
Balance, March 31, 2022	92,229	$437,412	$66,176	(4,316)	(433,988)	$65,284

Balance, December 31, 2020	88,882	$429,523	$50,861	$(4,316)	$(357,153)	$118,915
Common shares issued upon exercise of stock options	39	128	(53)	-	-	75
Stock-based compensation	-	-	6,643	-	-	6,643
Net loss	-	-	-	-	(16,227)	(16,227)
Balance, March 31, 2021	88,921	$429,651	$57,451	(4,316)	(373,380)	$109,406

See accompanying notes to condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in thousands of US dollars)

(unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021

Cash flows from (used in) operating activities:
Net loss for the period	$(11,481)	$(16,227)
Items not involving cash:
Stock-based compensation	2,514	6,643
Depreciation and amortization	32	35
Amortization of right-of-use assets	114	117
Interest on lease liabilities	7	13
Loss on disposal of property and equipment	4	-
Unrealized foreign exchange gain	(2)	(3)
Accrued interest on investments	(11)	(4)
Change in operating working capital:
Prepaid expenses	214	608
Other assets	32	13
Operating lease payments	(143)	(137)
Accounts payable	(555)	(563)
Accrued liabilities	(370)	(871)
Cash used in operating activities	(9,645)	(10,376)

Cash flows from financing activities:
Issuance of common shares pursuant to exercise of stock options	15	75
Cash provided by financing activities	15	75

Cash flows from (used in) investing activities:
Disposal (acquisition) of investments, net	7,505	(19,995)
Purchase of property and equipment	-	(17)
Cash from (used in) investing activities	7,505	(20,012)

Effect of exchange rate fluctuations on cash and cash equivalents held	2	3

Decrease in cash and cash equivalents	(2,123)	(30,310)

Cash and cash equivalents, beginning of period	39,114	117,393
Cash and cash equivalents, end of period	$36,991	$87,083

See accompanying notes to condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three months ended March 31, 2022 and 2021
(Tabular amounts in thousands of United States dollars, except as otherwise noted)

1.	Reporting entity:

Aptose Biosciences Inc. (“Aptose” or the “Company”) is a clinical stage precision oncology company developing differentiated kinase inhibitors addressing unmet medical needs in oncology. The Company’s executive offices are located in San Diego, California and its head office is located in Toronto, Canada.

Aptose has two clinical-stage programs and a third program in discovery-stage and partnered with another company.  Luxeptinib, Aptose’s dual lymphoid and myeloid kinome inhibitor, is currently evaluating the safety, tolerability, PK, and preliminary efficacy of luxeptinib in a Phase 1a/b, multicenter, dose-escalation trial with expansions to assess in patients with chronic lymphocytic leukemia (CLL/SLL) or non-Hodgkin lymphomas (NHL),   and, in parallel, a separate Phase 1a/b multicenter, dose escalation trial in patients with relapse or refractory acute myeloid leukemia (AML) and high risk high-risk Myelodysplastic Syndrome (MDS). HM43239 is an oral potent myeloid kinome inhibitor, targeting a constellation of kinases operative in myeloid malignancies and known to be involved in tumor proliferation, resistance to therapy, and differentiation.  HM43239 is currently being evaluated in an international Phase 1/2 dose-escalation clinical trial designed to assess the safety, tolerability, pharmacokinetics and pharmacodynamic responses of HM43239 as a single agent in patients with relapsed or refractory AML.

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

We believe that our cash, cash equivalents and investments on hand at March 31, 2022 will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment of our clinical trials, the amount of drug product that we will require to support our clinical trials, and our general corporate overhead costs to support our operations, and our reliance on our manufacturers. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway.

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
Three months ended March 31, 2022 and 2021
(Tabular amounts in thousands of United States dollars, except as otherwise noted)

(b)	Basis of presentation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, for the interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC, related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, or Annual Report, filed with the SEC on March 22, 2022. In the opinion of management, these condensed consolidated interim financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

(c)	Significant accounting policies, estimates and judgments:

During the three months ended  March 31, 2022, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2021.

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

Cash and cash equivalents consist of cash of $279 thousand ( December 31, 2021 ‑ $294 thousand), deposits in high interest savings accounts, money market funds and accounts and other term deposits with maturities of less than 90 days totaling of $36.712 million ( December 31, 2021 ‑ $38.82 million).

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three months ended March 31, 2022 and 2021
(Tabular amounts in thousands of United States dollars, except as otherwise noted)

4.	Prepaid expenses:

	March 31,	December 31,
	2022	2021

Prepaid research and development expenses	$956	$632
Other prepaid expenses	1,306	1,844
	$2,262	$2,476

5.	Right-of-use assets:

	Three months ended March 31, 2022	Year ended December 31, 2021

Right-of-use assets, beginning of period	$1,860	$1,848
Additions to right-of-use assets	91	12
Right-of-use assets, end of period	1,951	1,860
Accumulated amortization	(1,509)	(1,395)
Right-of use assets, NBV	$442	$465

6.	Investments:

Investments consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022

	Cost	Unrealized gain/(loss)	Market value

Guaranteed Investment Certificate	$20,026	-	20,026
Government of Canada Treasury Bill	12,494	-	12,494
	$32,520	-	32,520

	December 31, 2021

	Cost	Unrealized gain/(loss)	Market value

Guaranteed Investment Certificate	$20,016	-	20,016
Commercial notes	$19,998	-	19,998
	$40,014	-	40,014

7.	Fair value measurements and financial instruments:

The fair value hierarchy establishes three levels to classify the inputs to valuation techniques used to measure fair value.

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three months ended March 31, 2022 and 2021
(Tabular amounts in thousands of United States dollars, except as otherwise noted)

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

Level 3 ‑ inputs are unobservable (supported by little or no market activity).

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

The following table presents the Company’s assets that are measured at fair value on a recurring basis for the periods presented:

	March 31, 2022	Level 1	Level 2	Level 3
Assets

Money Market accounts	$13,600	$-	$13,600	-
Money Market Funds	15,802	-	15,802	-
High interest savings accounts	7,310	-	7,310	-
Government of Canada Treasury Bill	12,494	-	12,494	-
Guaranteed Investment Certificate	20,026	-	20,026
	$69,232	$-	$69,232	$-

	December 31, 2021	Level 1	Level 2	Level 3
Assets

Money Market accounts	$17,974	$-	$17,974	$-
Money Market Funds	15,801	-	15,801	-
High interest savings accounts	5,045	-	5,045	-
Commercial notes	19,998	-	19,998	-
Guaranteed Investment Certificate	20,016	-	20,016	-
	$78,834	$-	$78,834	$-

8.	Accrued liabilities:

Accrued liabilities as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021

Accrued personnel related costs	$1,044	$2,152
Accrued research and development expenses	4,263	3,520
Other accrued expenses	339	344
	$5,646	$6,016

9.	Lease liability

Aptose leases office space and lab space in San Diego, California. The lease for the office space expires on March 31, 2023 and can be extended for an additional 5 year period. The lease for our lab space was renewed for 12 months on February 28, 2022 and now expires on February 28, 2023. We lease office space in Toronto, Ontario, Canada and the lease for this location expires on June 30, 2023 with an option to renew for another 5-year period. The Company has not included any extension periods in calculating its right-to-use assets and lease liabilities. The Company also enters into leases for small office equipment.

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three months ended March 31, 2022 and 2021
(Tabular amounts in thousands of United States dollars, except as otherwise noted)

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,
2022	$403
2023	140
Thereafter	-
$543

The following table presents the weighted average remaining term of the leases and the weighted average discount rate:

	March 31, 2022	December 31, 2021
Weighted-average remaining term – operating leases (years)	1.0	1.2
Weighted-average discount rate – operating leases	5.14%	5.37%

Lease liability, current portion	519	459
Lease liability, long term portion	10	115
Lease liability, total	529	574

Operating lease costs and operating cash flows from our operating leases are as follows:

	Three months ended March 31, 2022	Three months ended March 31, 2021

Operating lease cost	$121	$130

Operating cash flows from operating leases	$143	$137

10.	Share capital:

The Company has authorized share capital of an unlimited number of common voting shares.

(a)	Equity issuances:

2020 At‑The‑Market (“ATM”) Facility

On May 5, 2020, the Company entered into an equity distribution agreement with Piper Sandler and Canaccord Genuity acting as co-agents in connection with the 2020 ATM Facility. Under the terms of the 2020 ATM Facility, the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market. During the first quarter ended March 21, 2022, the Company did not issue any shares under the 2020 ATM Facility (year ended December 31, 2021 – issued 15,315 shares under the ATM Facility at an average price of $2.446 for gross proceeds of $37 thousand ($36 thousand net of share issue costs)).

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three months ended March 31, 2022 and 2021
(Tabular amounts in thousands of United States dollars, except as otherwise noted)

(b)	Loss per share:

Loss per common share is calculated using the weighted average number of common shares outstanding and is presented in the table below:

	Three months ended March 31, 2022	Three months ended March 31, 2021

Net loss	$(11,481)	$(16,227)
Weighted-average common shares – basic and diluted	92,226	88,884
Net loss per share – basic and diluted	$(0.12)	$(0.18)

The effect of any potential exercise of the Company’s stock options outstanding during the three month periods ended March 31, 2022 and March 31, 2021 has been excluded from the calculation of diluted loss per common share as it would be anti‑dilutive.

11.	Stock‑based compensation:

(a)	Stock option plan and employee stock purchase plan

Effective June 1, 2021, the Company adopted a new stock incentive plan (New Incentive Plan) and an employee stock purchase plan (ESPP).

The New Incentive Plan authorizes the Board of Directors to administer the New Incentive Plan to provide equity based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and Dividend Equivalents.

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

The Company uses the fair value-based method of accounting for employee awards granted under both plans. The Company calculates the fair value of each stock option grant using the Black-Scholes option pricing model at the grant date. The stock-based compensation cost of the options is recognized as stock-based compensation expense over the relevant vesting period of the stock options using an estimate of the number of options that will eventually vest.

The ESPP allows eligible employees of the Company with an opportunity to purchase Common Shares through accumulated payroll deductions up to a maximum 15% of eligible compensation. The ESPP was implemented by consecutive offering periods with a new offering period commencing on the first trading day on or after February 1 and August 1 each year, or on such other date as the Board of Directors will determine, and continuing thereafter until terminated in accordance with the Plan. Unless the Board of Directors provides otherwise, the purchase price will be equal to eighty five percent (85%) of the fair market value of a Common Share on the offering date or the exercise date, whichever is lower. The maximum number of Common Shares available for sale under the ESPP is 1,700,000 Common Shares. The first six month offering period began on February 1, 2022 and, as such, there were no Common Shares issued under the ESPP as of March 31, 2022 ( December 31, 2021 – nil).

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three months ended March 31, 2022 and 2021
(Tabular amounts in thousands of United States dollars, except as otherwise noted)

Stock option transactions for the three months ended March 31, 2022 and March 31, 2021, are summarized as follows:

Option numbers are in (000’s)
		Three months ended March 31, 2022
	Options	Weighted average exercise price	Weighted average remaining contractual life (years)

Outstanding, beginning of period	15,112	$4.61
Granted	3,870	1.34
Exercised	(14)	1.08
Forfeited	(349)	4.77
Outstanding, end of the period	18,619	3.97	7.0
Exercisable, end of the period	10,736	4.68	5.5
Vested and expected to vest, end of period	17,344	4.03	6.9

Option numbers are in (000’s)
		Three months ended March 31, 2021
	Options	Weighted average exercise price	Weighted average remaining contractual life (years)

Outstanding, beginning of period	11,942	$4.97
Granted	2,962	4.47
Exercised	(39)	1.97
Forfeited	(703)	5.67
Outstanding, end of the period	14,162	4.85	7.1
Exercisable, end of the period	7,887	4.59	5.95
Vested and expected to vest, end of period	13,220	4.83	6.99

As of March 31, 2022, there was $6.99 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.67 years. As of March 31, 2022, total compensation cost not yet recognized related to grants under the ESPP was approximately $6 thousand, which is expected to be recognized over four months.

The following table presents the weighted average assumptions that were used in the Black‑Scholes option pricing model to determine the fair value of stock options granted during the period, and the resultant weighted average fair values:

APTOSE BIOSCIENCES INC.
Notes to Condensed Consolidated Interim Financial Statements (unaudited)
Three months ended March 31, 2022 and 2021
(Tabular amounts in thousands of United States dollars, except as otherwise noted)

	Three months ended March 31, 2022	Three months ended March 31, 2021

Risk-free interest rate	1.7%	0.4%
Expected dividend yield	-	-
Expected volatility	83.3%	80.7%
Expected life of options	5 years	5 years
Grant date fair value	$0.89	$2.85

The Company uses historical data to estimate the expected dividend yield and expected volatility of its common shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

The following table presents the vesting terms of options granted in the period:

Option numbers are in (000’s)	Three months ended March 31, 2022	Three months ended March 31, 2021
	Number of options	Number of options
3 year vesting (50%-25%-25%)	425	430
4 year vesting (50%-16 2/3%-16 2/3%-16 2/3%)	3,445	2,532
Total stock options granted in the period	3,870	2,962

(b)	Share-based payment expense

The Company recorded share-based payment expense related to stock options and ESPP as follows:

	Three months ended March 31, 2022	Three months ended March 31, 2021

Research and development	$946	$1,378
General and administrative	1,568	5,265
Total	$2,514	$6,643

During the quarter ended March 31, 2021, the option agreements of one officer were modified as part of a separation and release agreement. Vested options of 1,679,169, with exercise prices ranging from $1.03 to $7.44, were allowed to continue to be exercisable for an additional twelve month period, and also 504,833 options that would have expired unvested, were allowed to continue to vest for a twelve month period. As there was no service requirement, the Company recorded $945 thousand and $663 thousand additional compensation expense in the period ended March 31, 2021, related to these modifications for the vested and unvested options, respectively.

12.	Subsequent event

Subsequent to the quarter end, the Company issued 600,000 stock options with an average exercise price of $1.25.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this management’s discussion and analysis, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion should be read in conjunction with our condensed consolidated interim financial statements and accompanying notes contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

All amounts are expressed in United States dollars unless otherwise stated.

OVERVIEW

Aptose Biosciences Inc. (“we”, “our”, “us”, “Aptose” or the “Company”) is a science-driven biotechnology company advancing first-in-class targeted agents to treat life-threatening cancers, such as acute myeloid leukemia (“AML”), high-risk myelodysplastic syndromes (“MDS”), chronic lymphocytic leukemia (“CLL”) and other hematologic malignancies. Based on insights into the genetic and epigenetic profiles of certain cancers and patient populations, Aptose is building a pipeline of novel oncology therapies directed at dysregulated processes and signaling pathways. Aptose is developing targeted medicines for precision treatment of these diseases to optimize efficacy and quality of life by minimizing the side effects associated with conventional therapies. We currently have in development two molecules: luxeptinib (CG-806), and HM43239, both being evaluated for safety, tolerability, pharmacokinetics and signals of efficacy in Phase 1 clinical trials, and a third clinical asset available for partnering (APTO-253). Each molecule is described below.

HM43239 is an oral, highly potent myeloid kinome inhibitor (MKI) that selectively targets kinases operative in myeloid malignancies and known to be involved in tumor proliferation, resistance to therapy, and differentiation. This small molecule genotype-agnostic anticancer agent is being evaluated in an international Phase 1/2 study in patients with relapsed or refractory AML.

Luxeptinib is a novel, oral, highly potent lymphoid and myeloid kinome inhibitor (LKI, MKI) that selectively targets defined clusters of kinases operative in myeloid and lymphoid hematologic malignancies. This small molecule genotype-agnostic anticancer agent is currently being evaluated in a Phase 1a/b study for the treatment of patients having B-cell malignancies including classic CLL, small lymphocytic lymphoma (“SLL”) and certain non-Hodgkin’s lymphomas (“NHL”) that are resistant/refractory/intolerant to other therapies. Under a separate Investigational New Drug (“IND”), luxeptinib is being evaluated in a Phase 1a/b study for the treatment of patients with relapsed/refractory AML (“R/R AML”) or high risk MDS. It is hoped luxeptinib can serve patients across lymphoid and myeloid malignancies and combine well with other agents to extend its application to multiple lines of therapy.

APTO-253 is a small molecule MYC oncogene inhibitor at the Phase 1a/b clinical trial stage of development for the treatment of patients with relapsed or refractory (“R/R”) blood cancers, including AML and high-risk MDS. The clinical program has been discontinued effective December 20, 2021, following a prioritization of the company’s other more advanced pipeline assets.

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

PROGRAM UPDATES

HM43239

Indication and Clinical Trials:

On November 4, 2021, Aptose obtained exclusive worldwide rights to the clinical-stage myeloid kinome inhibitor HM43239 from Hanmi Pharmaceutical. HM43239 is an oral, highly potent, genotype-agnostic small molecule inhibitor of kinases operative in myeloid malignancies and known to be involved in tumor proliferation, resistance to therapy and differentiation. Preclinical in vitro and in vivo studies suggest that HM43239 may be an effective monotherapy and combination therapy in patients with hematologic malignancies including AML.

An international Phase 1/2 clinical trial in patients with relapsed or refractory AML is ongoing. In this study to date, HM43239 has delivered evidence of robust clinical activity, including multiple complete remissions (CR) in R/R AML patients with a diverse array of adverse genetic mutations and epigenetic alterations at two separate dose levels that are well tolerated, thereby pairing efficacy with tolerability. On March 22, 2022, we announced that following the formal transfer of the ongoing clinical study from Hanmi in January 2022, Aptose had completed enrollment in the originally planned 120mg dose expansion cohort, and is enrolling patients in the 160mg dose expansion cohort. Data emerging from recently enrolled patients at the 120mg dose level revealed a new CRi, adding to the clinical antileukemic activity observed at the 80 mg dose. Following the ongoing exploration of the 160mg dose expansion cohort, Aptose expects to select an optimal go-forward dose around mid-2022, and advance HM43239 into an expansion clinical program covering several AML genotypes as a single agent and in combination with existing therapies.

The U.S. Food & Drug Administration (“FDA”) granted orphan drug designation to HM43239 for the treatment of patients with AML in October 2018. Orphan drug designation is granted by the FDA to encourage companies to develop therapies for the treatment of diseases that affect fewer than 200,000 individuals in the United States. Orphan drug status provides research and development tax credits, an opportunity to obtain grant funding, exemption from FDA application fees and other benefits. The orphan drug designation also provides us with seven additional years of marketing exclusivity in this indication.

The FDA also granted Fast Track Designation to HM43239 for the treatment of patients with Relapsed or Refractory AML and FLT3 mutation on May 3, 2022. Fast Track status acknowledges HM43239’s potential to fill an unmet need for AML patient populations and supports our efforts as we advance it towards a potential registration study. The designation facilitates and potentially expedites the drug’s development through early and frequent communication with the FDA so that questions and issues are resolved quickly.

Program Updates at Recent Scientific Forums:

At the 63rd American Society of Hematology (ASH) Annual Meeting on December 11, 2021, we presented new clinical data from HM43239 in patients with relapsed or refractory AML at an oral presentation titled “First in Human FLT3 and SYK Inhibitor HM43239 Shows Single Agent Activity in Patients with Relapsed or Refractory FLT3 Mutated and Wild-Type Acute Myeloid Leukemia (AML)”. In the ongoing international Phase 1/2 study, thirty-four relapsed/refractory patients who had received at least one prior line of therapy were enrolled at multiple centers between March 2019 and August 2021, and treated at doses escalating from 20 mg to 160 mg. HM43239 delivered multiple complete responses (CR) and demonstrated clinically meaningful benefit in all responders, by either bridging successfully to hematopoietic stem cell transplant (HSCT) or leading to a durable response, as well as a favorable safety profile across all treated patients. Among FLT3 mutant patients treated with 80 mg, 3 of 8 (37.5%) achieved a durable composite CR (CRc, CR + CRi). At the 80 mg dose, a composite CRc rate of 25% was observed in both FLT3 mutant (including a prior gilteritinib failure patient) and FLT3 wild-type AML (including >1 year duration of response in a relapsed TP53m AML patient unfit for HSCT). At the 80 mg dose, 4 of 5 (80%) responders advanced to HSCT. At the 120 mg dose, a prior gilteritinib failure patient achieved a partial remission (PR) after one cycle. HM43239 showed a favorable safety profile with only mild AEs and no DLTs up to 160 mg per day, and no drug discontinuations from drug related toxicity. HM43239 plasma inhibitory assay (PIA) activity was dose-dependent with up to 90% phospho-FLT3 inhibition at dose levels ≥ 80 mg.

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

As of the date of this report, we have initiated multiple clinical sites for the Phase 1a/b trial in patients with CLL/SLL or NHL which include specialty regional cancer care centers as well as large hospitals and key academic institutions. As of the date of this report, we have completed the first, second, third, fourth and fifth dose levels (150 mg, 300 mg, 450 mg, 600 mg, and 750 mg BID, respectively) and we currently are treating patients at the sixth dose level (900mg BID).  Under an FDA-approved accelerated titration protocol, only one patient was required at each of the first two dose levels, followed by three patients at each dose level thereafter.  Intra-patient dose escalation is allowed if the higher dose is safe in three or more patients, and additional patients may be enrolled at dose levels previously declared safe. To date, we have reported that among enrolled patients with an array of B-cell malignancies, we have observed inhibition of phospho-BTK and “on-target” lymphocytosis in patients with classic CLL and modest tumor reductions in patients with different tumor types, indicating target engagement and pharmacologic activity of luxeptinib.

We are also advancing luxeptinib into myeloid malignancies, with an initial focus on AML and MDS, in a separate Phase 1a/b trial. Our strategy was to identify a starting dose of luxeptinib that we believe could be therapeutically active in critically ill patients with R/R AML. In our ongoing Phase 1a/b study in patients with CLL and other B-cell malignancies, 450 mg BID luxeptinib delivered plasma levels that potently inhibited phospho-FLT3 in a plasma inhibitory activity (PIA) reporter cell assay, suggesting that the 450 mg BID dose may be active in patients with AML. On June 29, 2020, we announced that we had received allowance from the FDA to proceed with a study in R/R AML with a starting dose of 450 mg BID, and subsequently on October 19, 2020, we announced that we had initiated dosing of the first patient with AML. As of the date of this report we have initiated multiple clinical sites for the Phase 1a/b trial, and we have completed the first, second, and third dose levels (450 mg, 600 mg, and 750 mg BID, respectively). To date, we have reported that among enrolled patients, we have observed blast reductions in patients carrying the FLT3-ITD mutation, and a durable MRD-negative CR in a patient carrying the FLT3-ITD mutation.

As part of the ongoing dose escalation of the current formulation of luxeptinib in patients with B-cell malignancies and AML, Aptose has made significant progress in the development of a “next generation” formulation (G3) that could reduce total API administered, reduce pill burden, improve absorption, and increase exposure. Aptose began testing this new formulation of luxeptinib in the ongoing studies in patients with hematologic malignancies in the first half of fiscal 2022.  On March 22, 2022, we announced that the preliminary PK findings with the G3 formulation were encouraging, and exploration of the G3 formulation is ongoing. Following completion of a 72-hour PK analysis from a single dose of the G3 formulation, patients then began dosing with 750 mg or 900 mg BID  of the original formulation, and patients currently being dosed at both the 750 mg and 900 mg dose cohorts in parallel.

Manufacturing:

During fiscal years 2017 and 2018, we created a scalable chemical synthetic route for the manufacture of luxeptinib drug substance and have scaled the manufacture of API to multi-kg levels, we completed the manufacture of a multi-kg batch of API under GMP conditions as our API supply for our first-in-human clinical trials, and we manufactured under GMP conditions two dosage strengths of capsules to serve as our clinical supply in those human studies. During fiscal years 2019 and 2020, we completed successful manufacture of multiple batches of API and drug product and planned numerous GMP production campaigns to supply the ongoing trial and planned trials into the future. To date we have been able to manufacture API and capsules to support clinical supplies under GMP conditions. In fiscal 2021, we continued our manufacturing campaigns and scale-up and tech transfer activities to support additional manufacturing capacity for the ongoing and planned clinical trials of luxeptinib. Additional research and development funds were utilized to support the development of a “third generation (G3)” formulation of luxeptinib. Now that the G3 formulation has been successfully manufactured and has demonstrated encouraging PK properties, the manufacture of additional batches of G1 and G2 drug product have been discontinued and the amount of drug substance manufacturing has been reduced.

Publication of Peer-Reviewed Research Articles Related to Luxeptinib:

During the first quarter of 2022, three separate peer-reviewed research articles were published that presented preclinical data related to the application of luxeptinib to the treatment of AML, certain B-cell lymphomas and inflammation. These publications contribute to the body of preclinical data demonstrating luxeptinib’s activity as a lymphoid and myeloid kinome inhibitor, and now as an inflammation kinome inhibitor, and support its continued clinical development in several therapeutic areas.

1. Luxeptinib disables NLRP3 inflammasome-mediated IL-1β release and pathways required for secretion of inflammatory cytokines IL-6 and TNFα Biochemical Pharmacology (2022) 195 114861. Luxeptinib is an orally bioavailable kinase inhibitor with potency against select kinases including BTK. Aberrant activation of inflammasomes act as drivers of pathological complications observed during autoimmune and inflammatory disorders, metabolic syndromes, and cancer; and inhibiting the inflammasome-induced activation of pro-inflammatory cytokines has shown beneficial effects in human disease models. BTK and certain other kinases serve as integral components or influence functions of the NLRP3 inflammasome complex. The aim of this study was to determine if luxeptinib interferes with the release of IL-1β, IL-6 and TNFα from THP-1 monocytes and bone marrow-derived macrophages following endotoxin exposure and priming of the NLRP3 inflammasome.

2. Dual BTK/SYK inhibition with CG-806 (luxeptinib) disrupts B-cell receptor and Bcl-2 signaling networks in mantle cell lymphoma Cell Death & Disease - Nature (2022) 13:246. Small molecules BTK inhibitors like ibrutinib are approved for the treatment of mantle cell lymphoma, or MCL, a rare subtype of non-Hodgkin’s lymphoma (NHL). Nevertheless, median duration of response is less than two years, and MCL patients who develop therapeutic resistance have poor outcomes. Resistance to BTK inhibitors is not clearly understood and a number of alternative mechanisms have been implicated. Luxeptinib, previously known as CG-806, inhibits LYN, SYK, and BTK activation, potently inhibiting both wildtype and C481S mutant BTK, and is expected to have activity in settings where resistance to BTK inhibitors is driven by these mutations. In a Phase 1 trial in patients with chronic lymphocytic leukemia (CLL) and NHL, treatment with luxeptinib resulted in decreased phosphorylation of SYK and BTK in the circulating malignant cells within eight hours of administration. This current pre-clinical study investigates mechanism and efficacy of luxeptinib in MCL.

3. Luxeptinib (CG-806) targets FLT3 and clusters of kinases operative in acute myeloid leukemia Molecular Cancer Therapeutics (2022) In Press. AML cells survive via dysregulation of multiple pathways, including FLT3 mutations that occur in approximately 30% of AML patients and are associated with increased risk of relapse and poor survival. Luxeptinib, currently in a Phase 1a/b clinical trial for the treatment of AML, potently inhibits both FLT3 and many of the kinases that participate in rescue pathways that contribute to relapsed and refractory disease. In this study, researchers investigated the range of kinases it inhibits, its antiproliferative landscape ex vivo with AML patient samples, and its in vivo efficacy in xenograft models.

Program Updates at Recent Scientific Forums:

On December 11, 2021, we presented clinical updates from luxeptinib in patients with relapsed or refractory B-cell malignancies and relapsed or refractory AML in two virtual poster presentations at the 63rd ASH Annual Meeting (A Phase 1 a/b Dose Escalation Study of the Mutation Agnostic BTK/FLT3 Inhibitor Luxeptinib (CG-806) in Patients with Relapsed or Refractory B-Cell Malignancies; A Phase 1 a/b Dose Escalation Study of the Mutation Agnostic FLT3/BTK Inhibitor Luxeptinib (CG-806) in Patients with Relapsed or Refractory Acute Myeloid Leukemia). The presentations highlighted that in both of these Phase 1/2 studies luxeptinib has been generally well tolerated at dose levels of 450, 600 and 750 mg BID over multiple cycles, and that patients already were being dosed at the 900 mg level. Target engagement of BTK and FLT3, and anti-tumor activity, including dose- and exposure-dependent tumor reductions, have been observed in multiple patients collectively between the studies, including in patients with FL, DLBCL, CLL/SLL, and AML.

APTO-253

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

On December 20, 2021, the Company announced the decision to discontinue further clinical development of APTO-253. The decision followed prioritization of the Company’s other more advanced pipeline candidates, as well as an internal review of the product profile and performance to date of APTO-253, including a clinical hold placed by the FDA.

LIQUIDITY AND CAPITAL RESOURCES

Aptose is an early-stage development company and we currently do not earn any revenues from our drug candidates. The continuation of our research and development activities and the commercialization of the targeted therapeutic products are dependent upon our ability to successfully finance and complete our research and development programs through a combination of equity financing and payments from strategic partners.

Sources of liquidity:

The following table presents our cash and cash equivalents, investments and working capital as at March 31, 2022 and December 31, 2021.

(in thousands)	Balances at March 31, 2022	Balances at December 31, 2021
Cash and cash equivalents	$36,991	$39,114
Investments	32,520	40,014
Total	$69,511	$79,128

Working capital	64,565	73,563

We believe that our cash, cash equivalents and investments on hand at March 31, 2022 will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment of our clinical trials, the amount of drug product that we will require to support our clinical trials, and our general corporate overhead costs to support our operations, and our reliance on our manufacturers. We have based these estimates on assumptions and plans which may change, and which could impact the magnitude and/or timing of operating expenses and our cash runway.

Working capital is a non-GAAP measure and represents primarily cash, cash equivalents, investments, prepaid expenses and other current assets less current liabilities. This financial measure provides a fuller understanding of the Company’s capital available to fund future operations.

We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. In December 2019, we filed a short form base shelf prospectus (the “Base Shelf”) that allows us to distribute, upon the filing of prospectus supplements, up to $200,000,000 of common shares, warrants, or units comprising any combination of common shares and warrants. The Base Shelf was declared effective by the SEC on January 9, 2020, and expires on January 9, 2023. Since our inception, we have financed our operations and technology acquisitions primarily from equity financing, proceeds from the exercise of warrants and stock options, and interest income on funds held for future investment.

On May 5, 2020, the Company entered an “at-the-market” equity distribution agreement with Piper Sandler & Co. (“Piper Sandler”) and Canaccord Genuity LLC (“Canaccord Genuity”) acting as co-agents (the “2020 ATM Facility”). Under the terms of the 2020 ATM Facility, the Company may, from time to time, sell common shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market. During the year ended December 31, 2021, the Company issued 15,315 shares under the 2020 ATM Facility at an average price of $2.446 for gross proceeds of $37 thousand ($36 thousand net of share issue costs). Costs associated with the proceeds consisted of a 3% cash commission. During the three-month period ended March 31, 2022, the Company did not issue any shares under the 2020 ATM Facility.

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

Cash flows:

The following table presents a summary of our cash flows for the three months ended March 31, 2022, and 2021:

	For the three months ended,
(in thousands)	March 31, 2022	March 31, 2021

Net cash (used in) provided by:
Operating activities	$(9,645)	$(10,376)
Investing activities	7,505	(20,012)
Financing activities	15	75
Effect of exchange rates changes on cash and cash equivalents	2	3
Net decrease) in cash and cash equivalents	$(2,123)	$(30,310)

Cash used in operating activities:

Our cash used in operating activities for the three-month periods ended March 31, 2022 and 2021 was approximately $9.6 million and $10.4 million, respectively. Net cash used in operating activities was lower in the three-month period ended March 31, 2022, as compared with the three-month period ended March 31, 2021, resulting primarily from lower operating expenses and lower cash from changes in working capital. See “Results of Operations”. Our uses of cash for operating activities for both periods consisted primarily of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees.

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

Cash flow from (used in) investing activities:

Our cash from investing activities for the three-month period ended March 31, 2022 was $7.5 million, and consisted of net maturity of investments of $7.5 million. Our cash used in investing activities in the three-month period ended March 31, 2021, was $20.0 million and the increase was related to the net purchases of investments.

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

Cash flow from financing activities:

Our cash flow from financing activities in the three-month period ended March 31, 2022 was $15 thousand from exercise of stock options as compared with $75 thousand from the exercise of stock options in the three-month period ended March 31, 2021.

At-The-Market Facilities

On May 5, 2020, the Company entered into an ATM equity distribution agreement with Piper Sandler and Canaccord Genuity acting as co-agents. Under the terms of this facility, the Company may, from time to time, sell common shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market. During the year ended December 31, 2021, the Company issued 15,315 shares under the 2020 ATM Facility at an average price of $2.446 for gross proceeds of $37 thousand ($36 thousand net of share issue costs). Costs associated with the proceeds consisted of a 3% cash commission. During the three-month period ended March 21, 2022, the Company did not issue any shares under the 2020 ATM Facility.

CONTRACTUAL OBLIGATIONS

There were no material changes to our contractual obligations and commitments described under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which can be found on EDGAR at www.sec.gov/edgar.shtml and on SEDAR at www.sedar.com.

RESULTS OF OPERATIONS

A summary of the results of operations for the three-month periods ended March 31, 2022 and 2021 is presented below:

	Three months ended March 31,
(in thousands except per common share data)	2022	2021

Revenues	$-	$-
Research and development expenses	7,393	8,228
General and administrative expenses	4,107	8,024
Net finance income	19	25
Net loss and comprehensive loss	$(11,481)	$(16,227)
Basic and diluted loss per common share	$(0.12)	$(0.18)

The net loss for the three-month period ended March 31, 2022, decreased by $4.7 million to $11.5 million as compared with $16.2 million for the comparable period in 2021. Components of the net loss are presented below:

Research and Development

Research and development expenses consist primarily of costs incurred related to the research and development of our product candidates. Costs include the following:

●	External research and development expenses incurred under agreements with third parties, such as CROs, consultants, members of our scientific advisory boards, external labs and CMOs; and
●	Employee-related expenses, including salaries, benefits, travel, and stock-based compensation for personnel directly supporting our clinical trials and manufacturing, and development activities.

We have ongoing Phase 1 clinical trials for our product candidates HM43239 and luxeptinib. HM43239 was licensed to Aptose in the fourth quarter of 2021 and we have assumed sponsorship, and the related costs, of the HM43239 study effective January 1, 2022. In the fourth quarter of 2021, we discontinued the APTO-253 program and are exploring strategic alternatives for this compound.

We expect our research and development expenses to be higher for the foreseeable future as we continue to advance HM43239 and luxeptinib into larger clinical trials.

The research and development expenses for the three-month periods ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
(in thousands)	2022	2021

Program costs – HM43239	1,178	-
Program costs – Luxeptinib	2,830	3,971
Program costs – APTO-253	91	1,090
Personnel expenses	2,334	1,788
Stock-based compensation	946	1,378
Depreciation of equipment	14	1
	$7,393	$8,228

Research and development expenses decreased by $835 thousand to $7.4 million for the three-month period ended March 31, 2022 as compared with $8.2 million for the comparative period in 2021. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

●

Program costs for HM43239 increased by approximately $1.2 million as the Company in-licensed the development rights of HM43239 in the fourth quarter of 2021 and assumed sponsorship, and the related costs, of the study effective January 1, 2022.

●

Program costs for luxeptinib decreased by approximately $1.1 million, primarily due to lower manufacturing costs as a result of the current formulation requiring less API than the prior formulation and also from lower clinical trial costs, mostly related to fewer contractors needed to support the trials.

●	Program costs for APTO-253 decreased by approximately $1.0 million, due to the Company’s decision on December 20, 2021 to discontinue further clinical development of APTO-253.

●	Personnel-related expenses increased by $546 thousand, mostly related to new positions hired in 2021 to support our clinical trials and manufacturing activities.

●

Stock-based compensation decreased by approximately $432 thousand in the three months ended March 31, 2022, compared with the three months ended March 31, 2021, primarily due to lower grant date fair value of options which were granted in the current period.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and travel, including stock-based compensation for our executive, finance, business development, human resource, and support functions. Other general and administrative expenses are professional fees for auditing and legal services, investor relations and other consultants, insurance and facility related expenses.

We expect that our general and administrative expenses will increase for the foreseeable future as we incur additional costs to support the expansion of expanding our pipeline of activities. We also expect our intellectual property related legal expenses to increase as our intellectual property portfolio expands.

The general and administrative expenses for the three-month periods ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
(in thousands)	2022	2021

General and administrative, excluding items below:	$2,521	$2,725
Stock-based compensation	1,568	5,265
Depreciation of equipment	18	34
	$4,107	$8,024

General and administrative expenses for the three-month period ended March 31, 2022 were $4.1 million as compared with $8.0 million for the comparative period in 2021, a decrease of approximately $3.9 million. The decrease was primarily as a result of the following:

●

General and administrative expenses, other than stock-based compensation and depreciation of equipment, decreased by approximately $204 thousand in the three months ended March 31, 2022 primarily as a result lower professional fees.

●

Stock-based compensation decreased by approximately $3.7 million in the three months ended March 31, 2022, compared with the three months ended March 31, 2021, primarily due to lower grant date fair value of options which were granted in the current period, and additional compensation recognized in the comparative period for modifications made to then vested and unvested stock options for one officer, as part of a separation and release agreement.

COVID-19 did not have a significant impact on our results of operations for the three-month period ended March 31, 2022. We have not experienced and do not foresee material delays to the enrollment of patients or timelines for the HM43239 Phase 1/2 trial or the luxeptinib Phase 1a/b trials due to the variety of clinical sites that we have actively recruited for these trials. As of the date of this report, we have not experienced material delays in the manufacturing of HM43239 or luxeptinib related to COVID-19. Should our manufacturers be required to shut down their facilities due to COVID-19 for an extended period of time, our trials may be negatively impacted.

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

The Company currently maintains its existing share option plan (Share Option Plan). Effective June 1, 2021, no further grants will be made under the Share Option Plan, though existing grants under the Share Option Plan will remain in effect in accordance with their terms.

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

The ESPP allows eligible employees of the Company with an opportunity to purchase common shares through accumulated payroll deductions up to a maximum 15% of eligible compensation. The ESPP was implemented by consecutive offering periods with a new offering period commencing on the first trading day on or after February 1 and August 1 each year, or on such other date as the Board of Directors will determine, and continuing thereafter until terminated in accordance with the Plan. Unless the Board of Directors provides otherwise, the purchase price will be equal to eighty five percent (85%) of the fair market value of a common share on the offering date or the exercise date, whichever is lower. The maximum number of common shares available for sale under the ESPP is 1,700,000 common shares. The first six month offering period began on February 1, 2022 and, as such, there were no common shares issued under the ESPP as of March 31, 2022.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2022, we were not party to any off-balance sheet arrangements.

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

Significant accounting judgments and estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the United States Securities Exchange Commission (the “SEC”) on March 22, 2022. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022.

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

Although management does not expect our estimates to be materially different from amounts actually incurred, if the estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in the Company reporting amounts that are too high or too low in any particular period. As of March 31, 2022, the Company has recorded $956 thousand in prepaid expenses and approximately $4.26 million in accrued liabilities related to its research and development activities. If the estimates are too high or too low by a factor of 10% this would mean that prepaid expenses would be over or understated by approximately $96 thousand, and accrued liabilities would be over or understated by $426 thousand. On a combined basis, this could mean an increase or decrease in research and development expenses by approximately $522 thousand. To date, there have been no material differences between the estimates of such expenses and the amounts actually incurred.

Other important accounting policies and estimates made by management are the valuation of contingent liabilities, the valuation of tax accounts, and the assumptions used in determining the valuation of share-based compensation, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Management’s assessment of our ability to continue as a going concern involves making a judgment, at a particular point in time, about inherently uncertain future outcomes and events or conditions. Please see the “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q for a discussion of the factors considered by management in arriving at its assessment.

Updated share information

As of May 9, 2022, we had 92,229,189 common shares issued and outstanding. In addition, there were 18,985,415 common shares issuable upon the exercise of outstanding stock options.

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

More detailed information about risk factors and their underlying assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2021, under Item 1A – Risk Factors. Except as required under applicable securities legislation, we undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3 – QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide this information.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of our fiscal quarter ended March 31, 2022, evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of our fiscal quarter ended March 31, 2022, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

FOR INFORMATION REGARDING FACTORS THAT COULD AFFECT APTOSE’S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY, SEE THE RISK FACTORS DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021, UNDER ITEM 1A – RISK FACTORS. THERE HAVE BEEN NO MATERIAL CHANGES TO THE RISK FACTORS DISCLOSED UNDER ITEM 1A – RISK FACTORS OF THE ANNUAL REPORT.

ITEM 6 – EXHIBITS

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

101**

The following consolidated financial statements from the Aptose Biosciences Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) statements of operations and comprehensive loss, (ii) balance sheets, (iii) statements of changes of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 9th day of May 2022.

APTOSE BIOSCIENCES INC. By: /s/ William G. Rice, Ph.D. President and Chief Executive Officer