Form 10-Q
period 2022-06-30
Aptose Biosciences Inc.
filed 2022-08-02
CIK 882361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 2, 2022, the registrant had 92,294,734 common shares outstanding.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Interim Financial Statements

(Unaudited)

APTOSE BIOSCIENCES INC.

For the three and six months ended June 30, 2022 and 2021

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Financial Position (Expressed in thousands of US dollars) (unaudited)
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$40,034	$39,114
Investments	22,375	40,014
Prepaid expenses	1,663	2,476
Other current assets	121	133
Total current assets	64,193	81,737

Non-current assets:
Property and equipment	281	323
Right-of-use assets, operating leases	331	465
Total non-current assets	612	788

Total assets	$64,805	$82,525
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,393	$1,699
Accrued liabilities	6,521	6,016
Current portion of lease liability, operating leases	398	459
Total current liabilities	9,312	8,174

Non-current liabilities:
Lease liability, operating leases	3	115
Total liabilities	9,315	8,289

Shareholders’ equity:
Share capital:
Common shares, no par value, unlimited authorized shares, 92,257,227 and 92,215,024 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	437,441	437,386
Additional paid-in capital	66,955	63,673
Accumulated other comprehensive loss	(4,353)	(4,316)
Deficit	(444,553)	(422,507)
Total shareholders’ equity	55,490	74,236

Total liabilities and shareholders’ equity	$64,805	$82,525

See accompanying notes to condensed consolidated interim financial statements (unaudited).

Subsequent event (note 12)

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Expenses:
Research and development	7,341	9,831	14,734	18,059
General and administrative	3,332	3,657	7,439	11,681
Operating expenses	10,673	13,488	22,173	29,740

Other income/(expense):
Interest income	111	23	133	50
Foreign exchange gain/(loss)	(3)	(5)	(6)	(7)
Total other income	108	18	127	43

Net loss	$(10,565)	(13,470)	$(22,046)	$(29,697)

Other comprehensive gain/(loss):
Unrealized loss on available-for-sale securities	(37)	-	(37)	-
Total comprehensive loss	$(10,602)	(13,470)	$(22,083)	$(29,697)

Basic loss per common share	$(0.11)	$(0.15)	$(0.24)	$(0.33)

Weighted average number of common shares outstanding used in the calculation of (in thousands) basic loss per common share	92,243	88,946	92,234	88,915
Diluted loss per common share	$(0.11)	$(0.15)	$(0.24)	$(0.33)

Weighted average number of common shares outstanding used in the calculation of (in thousands) diluted loss per common share	92,243	88,946	92,234	88,915

See accompanying notes to condensed consolidated interim financial statements (unaudited)

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

	Common Shares		Additional	Accumulated other
	Shares (thousands)	Amount	paid-in capital	comprehensive loss	Deficit	Total

Balance, December 31, 2021	92,215	$437,386	$63,673	$(4,316)	$(422,507)	$74,236
Common shares issued under the 2020 ATM Facility	28	29	-	-	-	29
Common shares issued upon exercise of stock options	14	26	(11)	-	-	15
Stock-based compensation	-	-	3,293	-	-	3,293
Other comprehensive loss	-	-	-	(37)	-	(37)
Net loss	-	-	-	-	(22,046)	(22,046)
Balance, June 30, 2022	92,257	$437,441	$66,955	$(4,353)	$(444,553)	$55,490
Balance, December 31, 2020	88,882	$429,523	$50,861	$(4,316)	$(357,153)	$118,915
Common shares issued upon exercise of stock options	67	272	(112)	-	-	160
Stock-based compensation	-	-	8,807	-	-	8,807
Net loss	-	-	-	-	(29,697)	(29,697)
Balance, June 30, 2021	88,949	$429,795	$59,556	$(4,316)	$(386,850)	$98,185

See accompanying notes to condensed consolidated interim financial statements (unaudited)

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in thousands of US dollars)

(unaudited)

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021

Cash flows used in operating activities:
Net loss for the period	$(10,565)	$(13,470)	$(22,046)	$(29,697)
Items not involving cash:
Stock-based compensation	779	2,164	3,293	8,807
Depreciation and amortization	30	35	62	70
Loss on disposal of property and equipment	-	-	4	-
Amortization of right-of-use assets	111	117	225	234
Interest on lease liabilities	6	12	13	25
Unrealized foreign exchange gain/(loss)	5	(2)	3	(5)
Accrued interest on investments	18	2	7	(2)
Change in non-cash operating working capital:
Prepaid expenses	599	124	813	732
Other assets	(20)	(25)	12	(12)
Operating lease payments	(134)	(140)	(277)	(277)
Account payable	1,249	1,306	694	743
Accrued liabilities	875	1,052	505	181
Cash used in operating activities	(7,047)	(8,825)	(16,692)	(19,201)

Cash flows from financing activities:
Issuance of common shares under 2020 ATM Facility	29	-	29	-
Issuance of common shares upon exercise of stock options	-	85	15	160
Cash provided by financing activities	29	85	44	160

Cash flows from (used in) investing activities:
Maturity (acquisition) of investments, net	10,090	4,999	17,595	(14,996)
Purchase of property and equipment	(24)	-	(24)	(17)
Cash provided by (used in) investing activities	10,066	4,999	17,571	(15,013)

Effect of exchange rate fluctuations on cash and cash equivalents held	(5)	1	(3)	4

Increase/(decrease) in cash and cash equivalents	3,043	(3,740)	920	(34,050)

Cash and cash equivalents, beginning of period	36,991	87,083	39,114	117,393
Cash and cash equivalents, end of period	$40,034	$83,343	$40,034	$83,343

See accompanying notes to condensed consolidated interim financial statements (unaudited)

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and six months ended June 30, 2022 and 2021

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

We believe that our cash, cash equivalents and investments on hand at June 30, 2022 will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment of our clinical trials, the amount of drug product that we will require to support our clinical trials, and our general corporate overhead costs to support our operations, and our reliance on our manufacturers. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway.

Our ability to raise additional funds could be affected by adverse market conditions, the status of our product pipeline, possible delays in enrollment in our trial related to COVID-19, and various other factors and we may be unable to raise capital when needed, or on terms favorable to us. If necessary, funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

2.	Significant accounting policies

(a)	Basis of consolidation:

These condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions, balances, revenue, and expenses are eliminated on consolidation.

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and six months ended June 30, 2022 and 2021

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

(b)	Basis of presentation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, for the interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC, related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, or Annual Report, filed with the SEC on March 22, 2022. In the opinion of management, these condensed consolidated interim financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

(c)	Significant accounting policies, estimates and judgments:

During the six months ended  June 30, 2022, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2021.

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

Cash and cash equivalents consist of cash of $592 thousand (December 31, 2021 ‑ $294 thousand), deposits in high interest savings accounts, money market funds and accounts and other term deposits with maturities of less than 90 days totaling of $39.442 million ( December 31, 2021 ‑ $38.82 million).

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and six months ended June 30, 2022 and 2021

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

4.	Prepaid expenses:

	June 30,	December 31,
	2022	2021

Prepaid research and development expenses	$834	$632
Other prepaid expenses	829	1,844
Total	$1,663	$2,476

5.	Right-of-use assets:

	Six months ended June 30, 2022	Year ended December 31, 2021

Right-of-use assets, beginning of period	$1,860	$1,848
Additions to right-of-use assets	91	12
Right-of-use assets, end of period	1,951	1,860
Accumulated amortization	(1,620)	(1,395)
Right-of use assets, NBV	$331	$465

6.	Investments:

Investments consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Cost	Unrealized gain/(loss)	Market value

United States treasury bills	$9,973	(19)	9,954
Commercial notes	12,439	(18)	12,421
Total	$22,412	(37)	22,375

	December 31, 2021
	Cost	Unrealized gain/(loss)	Market value

Guaranteed Investment Certificate	$20,016		20,016
Commercial notes	$19,998	-	19,998
Total	$40,014	-	40,014

7.	Fair value measurements and financial instruments:

The fair value hierarchy establishes three levels to classify the inputs to valuation techniques used to measure fair value.

Level 1 ‑ inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities;

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and six months ended June 30, 2022 and 2021

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

Level 3 ‑ inputs are unobservable (supported by little or no market activity).

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

The following table presents the fair value of Company's assets that are measured at fair value on a recurring basis for the periods presented:

	June 30, 2022	Level 1	Level 2	Level 3
Assets

Money Market accounts	$215	$-	$215	-
Money Market Funds	26,736	-	26,736	-
High interest savings accounts	7,496	-	7,496	-
United States Treasury Bill	9,954	-	9,954	-
Commercial notes	12,421	-	12,421
Canadian provincial commercial notes	4,995		4,995
Total	$61,817	$-	$61,817	$-

	December 31, 2021	Level 1	Level 2	Level 3
Assets

Money Market accounts	$17,974	$-	$17,974	$-
Money Market Funds	15,801	-	15,801	-
High interest savings accounts	5,045	-	5,045	-
Commercial notes	19,998	-	19,998	-
Guaranteed Investment Certificate	20,016	-	20,016	-
Total	$78,834	$-	$78,834	$-

8.	Accrued liabilities:

Accrued liabilities as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021

Accrued personnel related costs	$1,371	$2,152
Accrued research and development expenses	4,536	3,520
Other accrued expenses	614	344
Total	$6,521	$6,016

9.	Lease liability

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

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and six months ended June 30, 2022 and 2021

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,
2022	$269
2023	$140
Thereafter	$-
Total	$409

The following table presents the weighted average remaining term of the leases and the weighted average discount rate:

	June 30, 2022	December 31, 2021
Weighted-average remaining term – operating leases (years)	0.75	1.2
Weighted-average discount rate – operating leases	5.14%	5.37%

Lease liability, current portion	398	459
Lease liability, long term portion	3	115
Total	401	574

Operating lease costs and operating cash flows from our operating leases are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Operating lease cost	$117	$129	$238	$259
Operating cash flows from operating leases	$134	$140	$277	$277

10.	Share capital:

The Company has authorized share capital of an unlimited number of common voting shares.

(a)	Equity issuances:

2020 At‑The‑Market (“ATM”) Facility

On May 5, 2020, the Company entered into an equity distribution agreement with Piper Sandler and Canaccord Genuity acting as co-agents in connection with the 2020 ATM Facility. Under the terms of the 2020 ATM Facility, the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market.  During the six months ended June 30, 2022, the Company issued 28,038 shares under the 2020 ATM Facility at an average price of $1.06 for gross proceeds of $30 thousand ($29 thousand net of share issue costs). Costs associated with the proceeds consisted of a 3% cash commission. During the period ended June 30, 2021, the Company did not issue any shares under the 2020 ATM Facility. On a cumulative basis to June 30, 2022, the Company has raised a total of $67 thousand gross proceeds ($65 thousand net of share issue costs) under the ATM Facility.

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and six months ended June 30, 2022 and 2021

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

(b)	Loss per share:

Loss per common share is calculated using the weighted average number of common shares outstanding and is presented in the table below:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss	$(10,565)	$(13,470)	$(22,046)	$(29,697)
Weighted-average common shares – basic and diluted	92,243	88,946	92,234	88,915
Net loss per share – basic and diluted	$(0.11)	$(0.15)	$(0.24)	$(0.33)

The effect of any potential exercise of the Company’s stock options outstanding during the three and six month periods ended June 30, 2022 and June 30, 2021 has been excluded from the calculation of diluted loss per common share as it would be anti‑dilutive.

11.	Stock‑based compensation:

(a)	Stock option plan and employee stock purchase plan

Effective June 1, 2021, the Company adopted a new stock incentive plan (New Incentive Plan) and an employee stock purchase plan (ESPP).

The New Incentive Plan authorizes the Board of Directors to administer the New Incentive Plan to provide equity based compensation in the form of stock options, stock appreciation rights., restricted stock, restricted stock units and Dividend Equivalents.

The Corporation currently maintains its existing Share Option Plan and 2015 Stock Incentive Plan (2015 SIP). Effective June 1, 2021 no further grants will be made under the Share Option Plan or 2015 SIP, though existing grants under the Share Option Plan will remain in effect in accordance with their terms.

The aggregate number of our common shares, no par value, that may be issued under all awards under the New Incentive Plan is (i) 9,343,242, plus (ii) any of our common shares subject to any outstanding award under our prior plans that, after June 1, 2021, are not purchased or are forfeited or reacquired by us, or otherwise not delivered to the participant due to termination, cancellation or cash settlement of such award subject to the share counting provisions of the New Incentive Plan.

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

The ESPP allows eligible employees of the Company with an opportunity to purchase Common Shares through accumulated payroll deductions up to a maximum 15% of eligible compensation.  The ESPP was implemented by consecutive offering periods with a new offering period commencing on the first trading day on or after February 1 and August 1 each year, or on such other date as the Board of Directors will determine, and continuing thereafter until terminated in accordance with the Plan.  Unless the Board of Directors provides otherwise, the purchase price will be equal to eighty five percent (85%) of the fair market value of a Common Share on the offering date or the exercise date, whichever is lower.  The maximum number of Common Shares available for sale under the ESPP is 1,700,000 Common Shares. The first six month offering period began on February 1, 2022 and there were no Common Shares issued under the ESPP as of June 30, 2022 ( December 31, 2021 – nil).

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and six months ended June 30, 2022 and 2021

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

Stock option transactions for the six months ended June 30, 2022 and June 30, 2021, are summarized as follows:

Option numbers are in (000’s)
		Six months ended June 30, 2022
	Options	Weighted average exercise price	Weighted average remaining contractual life (years)

Outstanding, beginning of period	15,112	$4.61
Granted	5,625	1.23
Exercised	(14)	1.08
Forfeited	(1,567)	2.87
Outstanding, end of the period	19,156	3.76	6.5
Exercisable, end of the period	10,656	4.65	4.8
Vested and expected to vest, end of period	17,879	3.83	6.4

Option numbers are in (000’s)
		Six months ended June 30, 2021
	Options	Weighted average exercise price	Weighted average remaining contractual life (years)

Outstanding, beginning of period	11,942	$4.97
Granted	3,156	4.55
Exercised	(67)	2.39
Forfeited	(800)	5.67
Outstanding, end of the period	14,231	4.88	6.9
Exercisable, end of the period	8,001	4.60	5.7
Vested and expected to vest, end of period	13,296	4.85	6.8

As of June 30, 2022, there was $5.48 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.6 years. As of June 30, 2022, total compensation cost not yet recognized related to grants under the ESPP was approximately $3 thousand, which is expected to be recognized over one month.

The following table presents the weighted average assumptions that were used in the Black‑Scholes option pricing model to determine the fair value of stock options granted during the period, and the resultant weighted average fair values:

	Six months ended June 30, 2022	Six months ended June 30, 2021

Risk-free interest rate	2.07%	0.43%
Expected dividend yield	-	-
Expected volatility	82.9%	80.8%
Expected life of options (in years)	5	5
Grant date fair value	$0.82	$2.91

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and six months ended June 30, 2022 and 2021

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

The Company uses historical data to estimate the expected dividend yield and expected volatility of its common shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

The following table presents the vesting terms of options granted in the period:

Option numbers are in (000’s)	Six months ended June 30, 2022	Six months ended June 30, 2021
	Number of options	Number of options
Cliff vesting after one year anniversary	-	-
3 year vesting (50%-25%-25%)	425	430
4 year vesting (50%-16 2/3%-16 2/3%-16 2/3%)	5,200	2,726
Total stock options granted in the period	5,625	3,156

During the six months period ended June 30, 2022, the option agreements of one officer were modified as part of a separation and release agreement.    Vested options of 851,053, with exercise prices ranging from $1.34 to $6.91, were allowed to continue to be exercisable for an additional 12 month period, and also 477,166 options that would have expired under the original terms, were allowed to continue to vest for a 12 month period.    As there was no service requirement, the company recorded $67 thousand additional compensation in the current period related to these modifications.

During the six months period ended June 30, 2021, the option agreements of one officer were modified as part of a separation and release agreement. Vested options of 1,679,169, with exercise prices ranging from $1.03 to $7.44, were allowed to continue to be exercisable for an additional 12 month period, and also 504,833 options that would have expired unvested, were allowed to continue to vest for a 12 month period. As there was no service requirement, the company recorded $1.6 million additional compensation related to these modifications.

(b)	Share-based payment expense

The Company recorded share-based payment expense related to stock options and RSUs as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Research and development	$537	$998	$1,483	$2,376
General and administrative	242	1,166	1,810	6,431
	$779	$2,164	$3,293	$8,807

12.	Subsequent event

Subsequent to the quarter end, the Company issued 620,000 stock options with an average exercise price of $0.81.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this management’s discussion and analysis, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion should be read in conjunction with our condensed consolidated interim financial statements and accompanying notes contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

HM43239 is an oral potent myeloid kinase inhibitor, targeting a constellation of kinases operative in myeloid malignancies and known to be involved in tumor proliferation, resistance to therapy, and differentiation. HM43239 is currently being evaluated in an international Phase 1/2 dose-escalation clinical trial designed to assess the safety, tolerability, pharmacokinetics and pharmacodynamic responses of HM43239 as a single agent in patients with relapsed or refractory AML.

Luxeptinib is a novel, oral, highly potent lymphoid and myeloid kinase inhibitor (LKI, MKI) that selectively targets defined clusters of kinases operative in myeloid and lymphoid hematologic malignancies. This small molecule anticancer agent is currently being evaluated in a Phase 1a/b study for the treatment of patients having B-cell malignancies including classic CLL, small lymphocytic lymphoma (“SLL”) and certain non-Hodgkin’s lymphomas (“NHL”) that are resistant/refractory/intolerant to other therapies. Under a separate Investigational New Drug (“IND”), luxeptinib is being evaluated in a Phase 1a/b study for the treatment of patients with relapsed/refractory AML (“R/R AML”) or high risk MDS. It is hoped luxeptinib can serve patients across lymphoid and myeloid malignancies and combine well with other agents to extend its application to multiple lines of therapy.

APTO-253 is a small molecule MYC oncogene inhibitor at the Phase 1a/b clinical trial stage of development for the treatment of patients with relapsed or refractory (“R/R”) blood cancers, including AML and high-risk MDS. The clinical program was discontinued effective December 20, 2021, following a prioritization of the Company’s other more advanced pipeline assets.

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

PROGRAM UPDATES

HM43239

Indication and Clinical Trials:

On November 4, 2021, Aptose obtained exclusive worldwide rights to the clinical-stage myeloid kinase inhibitor HM43239 from Hanmi Pharmaceutical. HM43239 is an oral, highly potent, genotype-agnostic small molecule inhibitor of kinases operative in myeloid malignancies and known to be involved in tumor proliferation, resistance to therapy and differentiation. Preclinical in vitro and in vivo studies suggest that HM43239 may be an effective monotherapy and combination therapy in patients with hematologic malignancies including AML.

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

An international Phase 1/2 dose escalation and dose exploration clinical trial in patients with relapsed or refractory AML is ongoing. In this study to date, once daily oral administration of HM43239 as a single agent has delivered evidence of robust clinical activity, including multiple CRc (composite complete remissions, CRc, include unqualified complete remissions, CR, complete remissions with partial hematologic recovery, CRh, complete remissions with incomplete hematologic recovery, CRi, and complete remissions with incomplete platelet recovery CRp) in R/R AML patients with a diverse array of adverse genetic mutations and epigenetic alterations at three separate dose levels that are well tolerated, thereby pairing efficacy with tolerability and demonstrating a broad therapeutic window. On March 22, 2022, we announced that following the formal transfer of the ongoing clinical study from Hanmi in January 2022, Aptose had completed enrollment of 20 patients in the 80mg dose exploration cohort and is enrolling additional patients in the 120mg and 160mg dose exploration cohorts. Data emerging from recently enrolled patients revealed a CRi at the 120mg dose level and a new CRp at the 160mg dose level, adding to the clinical antileukemic activity observed at the 80 mg dose. While more patients have been enrolled at the 120mg dose level, our plan is to continue enrollment of patients at the 120mg and the 160mg dose levels to further explore additional mutational genotypes that may be responsive to HM43239. In addition, we plan to enroll patients at a lower dose level in an attempt to identify the lower limit of dosages that deliver clinical responses and consistent drug exposure in the therapeutic range.

Extensive dose exploration in the ongoing Phase 1/2 trial has enabled Aptose to select 120mg as an optimal go-forward dose for advancement into an expansion clinical program, planned to begin during the second half of 2022. The expansion program is designed to explore the activity of HM43239 as a single agent and in combination with venetoclax, an oral Bcl-2 inhibitor, in patients having no known mutations in the FLT3 gene (designated as unmutated FLT3 or as wild type FLT3) or in patients harboring mutations in FLT3. Of particular interest are the patients with mutated FLT3 that have been failed by prior therapy with FLT3 inhibitors (FLT3+/prior FLT3i). Such patients are considered unresponsive to approved therapies and have a high unmet medical need and, and HM43239 has delivered a 42.9% overall response rate (ORR) in this patient population to date in the ongoing Phase 1/2 trial. Depending on the data from the ongoing HM43239 clinical study, Aptose may consider petitioning the FDA to approve a single arm Phase 2 registration study in this well-defined FLT3+/prior FLT3i patient population.

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

At the European Hematology Association (EHA) Annual Congress 2022 held June 9-12, 2022, Aptose presented preclinical data from HM43239 in a poster entitled “Myeloid Kinome Inhibitor HM43239 Overcomes Acquired Resistance in Acute Myeloid Leukemia Models”. Oral HM43239 potently inhibits kinases that drive AML, including SYK, diverse forms of the FLT3, JAK1 and JAK2, and c-KIT kinases. The SYK and JAK1/2 intracellular kinases and the FLT3 (mutated and wildtype) and c-KIT (mutated) receptor kinases mediate oncogenic signaling pathways in AML that can drive malignant proliferation and promote drug resistance to certain drugs. HM43239 was developed to overcome shortcomings of other drugs, such as simple SYK inhibitors and approved inhibitors of FLT3. These preclinical findings support the continued clinical development of HM43239 for the treatment of multiple AML populations, particularly those that who have been failed by other therapies.

Major conclusions include

●	HM43239 inhibits wild type and mutant forms of FLT3 at low nM concentrations

●	HM43239 inhibits phospho-FLT3, phospho-SYK, phospho-EKR1/2 and phospho-JAK/STAT5 that participate in signaling and rescue pathways

●	HM43239 has potential to kill cells and tumors resistant to other FLT3 inhibitors

●	HM43239, at doses that are well tolerated, demonstrates in vivo efficacy on tumors resistant to other FLT3 inhibitors

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

As of the date of this report, we have initiated multiple clinical sites for the Phase 1a/b trial in patients with CLL/SLL or NHL which include specialty regional cancer care centers as well as large hospitals and key academic institutions. As of the date of this report, we have completed the first, second, third, fourth, fifth, and sixth dose levels (150 mg, 300 mg, 450 mg, 600 mg, 750 mg, and 900 mg BID, respectively) and we currently are treating additional patients at the sixth dose level (900mg BID). Under an FDA-approved accelerated titration protocol, only one patient was required at each of the first two dose levels, followed by three patients at each dose level thereafter. Intra-patient dose escalation is allowed if the higher dose is safe in three or more patients, and additional patients may be enrolled at dose levels previously declared safe. To date, we have reported that among enrolled patients with an array of B-cell malignancies, we have observed inhibition of phospho-BTK and “on-target” lymphocytosis in patients with classic CLL and modest tumor reductions in patients with different tumor types, indicating target engagement and pharmacologic activity of luxeptinib.

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

As part of the ongoing dose escalation of the current formulation of luxeptinib in patients with B-cell malignancies and AML, Aptose has made significant progress in the development of a “next generation” formulation (G3) that could reduce total API administered, reduce pill burden, improve absorption, and increase exposure. Aptose began testing this new formulation of luxeptinib in the ongoing studies in patients with hematologic malignancies in the first half of fiscal 2022. On March 22, 2022, we announced that the preliminary PK findings with the G3 formulation were encouraging, and exploration of the G3 formulation is ongoing. Following completion of a 72-hour PK analysis from a single dose of the G3 formulation, patients then began dosing with 750 mg or 900 mg BID of the original formulation, and patients are currently being dosed at both the 750 mg and 900 mg dose cohorts in parallel.

Manufacturing:

During fiscal years 2017 and 2018, we created a scalable chemical synthetic route for the manufacture of luxeptinib drug substance and have scaled the manufacture of API to multi-kg levels, we completed the manufacture of a multi-kg batch of API under GMP conditions as our API supply for our first-in-human clinical trials, and we manufactured under GMP conditions two dosage strengths of capsules to serve as our clinical supply in those human studies. During fiscal years 2019 and 2020, we completed the successful manufacture of multiple batches of API and drug product and planned numerous GMP production campaigns to supply the ongoing trial and planned trials into the future. To date we have been able to manufacture API and capsules to support clinical supplies under GMP conditions. In fiscal 2021, we continued our manufacturing campaigns and scale-up and tech transfer activities to support additional manufacturing capacity for the ongoing and planned clinical trials of luxeptinib. Additional research and development funds were utilized to support the development of a “third generation (G3)” formulation of luxeptinib. Now that the G3 formulation has been successfully manufactured and has demonstrated encouraging PK properties, the manufacture of additional batches of G1 and G2 drug product has been discontinued and the amount of drug substance manufacturing has been reduced.

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

2. Dual BTK/SYK inhibition with CG-806 (luxeptinib) disrupts B-cell receptor and Bcl-2 signaling networks in mantle cell lymphoma Cell Death & Disease - Nature (2022) 13:246. Small molecules BTK inhibitors like ibrutinib are approved for the treatment of mantle cell lymphoma, or MCL, a rare subtype of non-Hodgkin’s lymphoma (NHL). Nevertheless, median duration of response is less than two years, and MCL patients who develop therapeutic resistance have poor outcomes. Resistance to BTK inhibitors is not clearly understood and a number of alternative mechanisms have been implicated. Luxeptinib, previously known as CG-806, inhibits LYN, SYK, and BTK activation, potently inhibiting both wildtype and C481S mutant BTK, and is expected to have activity in settings where resistance to BTK inhibitors is driven by these mutations. In a Phase 1 trial in patients with chronic lymphocytic leukemia (CLL) and NHL, treatment with luxeptinib resulted in decreased phosphorylation of SYK and BTK in the circulating malignant cells within eight hours of administration. This current pre-clinical study investigates the mechanism and efficacy of luxeptinib in MCL.

3. Luxeptinib (CG-806) targets FLT3 and clusters of kinases operative in acute myeloid leukemia Molecular Cancer Therapeutics (2022) In Press. AML cells survive via dysregulation of multiple pathways, including FLT3 mutations that occur in approximately 30% of AML patients and are associated with an increased risk of relapse and poor survival. Luxeptinib, currently in a Phase 1a/b clinical trial for the treatment of AML, potently inhibits both FLT3 and many of the kinases that participate in rescue pathways that contribute to relapsed and refractory disease. In this study, researchers investigated the range of kinases it inhibits, its antiproliferative landscape ex vivo with AML patient samples, and its in vivo efficacy in xenograft models.

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

Corporate Update and KOL Event

On June 2nd, 2022, Aptose held a key opinion leader (KOL) and corporate update event that included an up-to-date review of clinical data for Aptose’s two investigational products under development for hematologic malignancies: HM43239 and luxeptinib. Guest KOLs included Brian Druker, M.D., of the Oregon Health & Science University, Naval G. Daver, M.D., of The University of Texas MD Anderson Cancer Center, and Brian Andrew Jonas, M.D., Ph.D., of the University of California, Davis, Comprehensive Cancer Center, who discussed the current treatment landscape and unmet medical need in treating patients with acute myeloid leukemia (AML), as well as their experiences with Aptose’s investigational therapies.

Aptose provided updated clinical findings with HM43239 and presented planned expansion trials These updates are described in the program update section above. Aptose also reviewed clinical findings with the new G3 formulation of Luxeptinib as described in the program update section above and transition plan from G1 to G3 continuous dosing if PK modeling studies are supporting.

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

Sources of liquidity:

The following table presents our cash and cash equivalents, investments and working capital as at June 30, 2022 and December 31, 2021.

(in thousands)	Balances at June 30, 2022	Balances at December 31, 2021
Cash and cash equivalents	$40,034	$39,114
Investments	22,375	40,014
Total	$62,409	$79,128

Working capital	54,881	73,563

We believe that our cash, cash equivalents and investments on hand at June 30, 2022 will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment of our clinical trials, the amount of drug product that we will require to support our clinical trials, and our general corporate overhead costs to support our operations, and our reliance on our manufacturers. We have based these estimates on assumptions and plans which may change, and which could impact the magnitude and/or timing of operating expenses and our cash runway.

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

On May 5, 2020, the Company entered an “at-the-market” equity distribution agreement with Piper Sandler & Co. (“Piper Sandler”) and Canaccord Genuity LLC (“Canaccord Genuity”) acting as co-agents (the “2020 ATM Facility”). Under the terms of the 2020 ATM Facility, the Company may, from time to time, sell common shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market. During the year ended December 31, 2021, the Company issued 15,315 shares under the 2020 ATM Facility at an average price of $2.446 for gross proceeds of $37 thousand ($36 thousand net of share issue costs). Costs associated with the proceeds consisted of a 3% cash commission. During the six-month period ended June 30, 2022, the Company issued 28,038 shares under the 2020 ATM Facility at an average price of $1.06 for gross proceeds of $30 thousand ($29 thousand net of share issue costs).

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

Cash flows:

The following table presents a summary of our cash flows for the three-month and six-month periods ended June 30, 2022 and 2021:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Net cash provided by (used in):
Operating activities	$(7,047)	$(8,825)	$(16,692)	$(19,201)
Investing activities	10,066	4,999	17,571	(15,013)
Financing activities	29	85	44	160
Effect of exchange rates changes on cash and cash equivalents	(5)	1	(3)	4
Net increase (decrease) in cash and cash equivalents	$3,043	$(3,740)	$920	$(34,050)

Cash used in operating activities:

Our cash used in operating activities for the three-month periods ended June 30, 2022, and 2021 was approximately $7.0 million and $8.8 million, respectively. Our cash used in operating activities for the six months ended June 30, 2022, and 2021 was approximately $16.7 million and $19.2 million, respectively. Net cash used in operating activities was lower in the three-month and six-month periods ended June 30, 2022, as compared with the three and six-month periods ended June 30, 2021, resulting primarily from lower operating expenses. See “Results of Operations”. Our uses of cash for operating activities for both periods consisted primarily of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees.

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

Cash flow from (used in) investing activities:

Our cash from investing activities for the three-month period ended June 30, 2022, was $10.1 million, and consisted of net maturity of investments of $10.09 million and purchases of equipment of $24 thousand. Our cash from investing activities in the three-month period ended June 30, 2021, was $5.0 million, and consisted only of net maturity of investments.

Our cash from investing activities in the six-month period ended June 30, 2022, was $17.6 million, and consisted of net maturity of investments of $17.595 million and purchases of equipment of $24 thousand. Our cash used in investing activities in the six-month period ended June 30, 2021, was $15.0 million, and consisted of net purchases of investments of $14.996 million and purchases of equipment of $17 thousand.

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

Cash flow from financing activities:

Our cash flow from financing activities for the three months ended June 30, 2022, was $29 thousand, and consisted of proceeds from shares issued from the 2020 ATM Facility as described above. Our cash flow from financing activities in the three-month period ended June 30, 2021, was $85 thousand, and consisted of proceeds from the exercise of stock options.

Our cash flow from financing activities for the six months ended June 30, 2022 was $44 thousand, and consisted of proceeds from the exercise of stock options of $15 thousand and proceeds from shares issued from the 2020 ATM Facility of $29 thousand. Our cash flow from financing activities in the six-month period ended June 30, 2021 was $160 thousand, and consisted of proceeds from the exercise of stock options.

CONTRACTUAL OBLIGATIONS

There were no material changes to our contractual obligations and commitments described under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which can be found on EDGAR at www.sec.gov/edgar.shtml and on SEDAR at www.sedar.com.

RESULTS OF OPERATIONS

A summary of the results of operations for the three-month periods ended June 30, 2022 and 2021 is presented below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021

Revenues	$-	$-	$-	$-
Research and development expenses	7,341	9,831	14,734	18,059
General and administrative expenses	3,332	3,657	7,439	11,681
Net finance income	108	18	127	43
Net loss	(10, 565)	(13,470)	(22,046)	(29,697)
Other comprehensive loss	(37)	-	(37)	-
Total comprehensive loss	$(10,602)	$(13,470)	$(22,083)	$(29,697)
Basic and diluted loss per common share	$(0.11)	$(0.15)	$(0.24)	$ ($0.33)

The net loss for the three-month period ended June 30, 2022 decreased by $2.9 million to $10.6 million as compared with $13.5 million for the comparable period in 2021. The net loss for the six-month period ended June 30, 2022 decreased by $7.7 million to $22.0 million as compared with $29.7 million for the comparable period in 2021. Components of the net loss are presented below:

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

The research and development expenses for the three-month and six-month periods ended June 30, 2022, and 2021 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021

Program costs – HM43239	$2,343	-	$3,521	-
Program costs – luxeptinib	2,404	$5,728	5,234	$9,699
Program costs – APTO-253	188	1,119	279	2,209
Personnel related expenses	1,860	1,985	4,194	3,773
Stock-based compensation	537	998	1,483	2,376
Depreciation of equipment	9	1	23	2
Total	$7,341	$9,831	$14,734	$18,059

Research and development expenses decreased by $2.5 million to $7.3 million for the three-month period ended June 30, 2022 as compared with $9.8 million for the comparative period in 2021. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

●

Program costs for HM43239 were $2.3 million for the three-month period ended June 30, 2022. The Company in-licensed the development rights of HM43239 in the fourth quarter of 2021 and assumed sponsorship, and the related costs, of the study effective January 1, 2022.

●

Program costs for luxeptinib decreased by approximately $3.3 million, primarily due to lower manufacturing costs as a result of the current formulation requiring less API than the prior formulation and also from lower clinical trial costs, mostly related to lower contractor costs required to support the trials.

●	Program costs for APTO-253 decreased by approximately $931 thousand, due to the Company’s decision on December 20, 2021 to discontinue further clinical development of APTO-253.

●

Personnel-related expenses decreased by $125 thousand, related to fewer employees in the current three-month period and partially offset by salary increases and certain employees hired during the second half of 2021.

●

Stock-based compensation decreased by approximately $461 thousand in the three months ended June 30, 2022, compared with the three months ended June 30, 2021, primarily due to stock options granted with lower grant date fair values, in the current period.

Research and development expenses decreased by $3.3 million to $14.7 million for the six-month period ended June 30, 2021 as compared with $18.1 million for the comparative period in 2021. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

●

Program costs for HM43239 were approximately $3.5 million for the six-month period ended June 30, 2022. The Company in-licensed the development rights of HM43239 in the fourth quarter of 2021 and assumed sponsorship, and the related costs, of the study effective January 1, 2022.

●

Program costs for luxeptinib decreased by approximately $4.5 million, primarily due to lower manufacturing costs as a result of the current formulation requiring less API than the prior formulation and also from lower clinical trial costs, mostly related to fewer contractors needed to support the trials.

●	Program costs for APTO-253 decreased by approximately $1.9 million, due to the Company’s decision on December 20, 2021 to discontinue further clinical development of APTO-253.

●

Personnel-related expenses increased by $421 thousand, mostly related to certain employees hired in 2021 to support our clinical trials and manufacturing activities, salary plan, and offset by lower personnel in the current three-month period.

●

Stock-based compensation decreased by approximately $893 thousand in the six months ended June 30, 2022, compared with the three months ended June 30, 2021, primarily due to stock options granted with lower grant date fair values, in the current period.

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

We expect that our general and administrative expenses will increase for the foreseeable future as we incur additional costs to support the expansion of our pipeline of activities. We also expect our intellectual property related legal expenses to increase as our intellectual property portfolio expands.

The general and administrative expenses for the three-month and six-month periods ended June 30, 2022, and 2021 were as follows:

	Three months ended June 30,		Six months ended June 30,

(in thousands)	2022	2021	2022	2021

General and administrative, excluding items below	$3,069	$2,456	$5,590	$5,181
Stock-based compensation	242	1,166	1,810	6,431
Depreciation of equipment	21	35	39	69
	$3,332	$3,657	$7,439	$11,681

General and administrative expenses for the three-month period ended June 30, 2022 were $3.3 million as compared with $3.7 million for the comparative period in 2021, a decrease of approximately $325 thousand. The decrease was primarily as a result of the following:

●

General and administrative expenses, other than stock-based compensation and depreciation of equipment, increased by approximately $613 thousand in the three months ended June 30, 2022 primarily as a result of higher salaries expenses and higher professional fees.

●

Stock-based compensation decreased by approximately $924 thousand in the three months ended June 30, 2022, compared with the three months ended June 30, 2021, primarily due to lower grant date fair value of options which were granted in the current period.

General and administrative expenses for the six-month period ended June 30, 2022 were $7.4 million as compared with $11.7 million for the comparative period, a decrease of approximately $4.2 million. The decrease was primarily a result of the following:

●

General and administrative expenses, other than share-based compensation and depreciation of equipment, increased by approximately $409 thousand in the six months ended June 30, 2021, primarily as a result of higher salaries expenses and higher professional fees.

●

Stock-based compensation decreased by approximately $4.6 million in the six months ended June 30, 2022, compared with the six months ended June 30, 2021, primarily due to lower grant date fair value of options granted in the current period, and additional compensation recognized in the comparative period for modifications made to then vested and unvested stock options for one officer, as part of a separation and release agreement.

COVID-19 did not have a significant impact on our results of operations for the six-month period ended June 30, 2022. We have not experienced and do not foresee material delays to the enrollment of patients or timelines for the HM43239 Phase 1/2 trial or the luxeptinib Phase 1a/b trials due to the variety of clinical sites that we have actively recruited for these trials. As of the date of this report, we have not experienced material delays in the manufacturing of HM43239 or luxeptinib related to COVID-19. Should our manufacturers be required to shut down their facilities due to COVID-19 for an extended period of time, our trials may be negatively impacted.

Stock option plan and employee stock purchase plan

Effective June 1, 2021, the Company adopted a new stock incentive plan (the “New Incentive Plan”) and an employee stock purchase plan (the “ESPP”).

The New Incentive Plan authorizes the Board of Directors to administer the New Incentive Plan to provide equity‑based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents.

The Company currently maintains its existing share option plan (the “Share Option Plan”). Effective June 1, 2021, no further grants will be made under the Share Option Plan, though existing grants under the Share Option Plan will remain in effect in accordance with their terms.

The aggregate number of our common shares, no par value, that may be issued under all awards under the New Incentive Plan is (i) 9,343,242, plus (ii) any of our common shares subject to any outstanding award under our prior plans that, after June 1, 2021, are not purchased or are forfeited or reacquired by us, or otherwise not delivered to the participant due to termination, cancellation or cash settlement of such award subject to the share counting provisions of the New Incentive Plan.

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

The ESPP allows eligible employees of the Company with an opportunity to purchase common shares through accumulated payroll deductions up to a maximum 15% of eligible compensation. The ESPP was implemented by consecutive offering periods with a new offering period commencing on the first trading day on or after February 1 and August 1 each year, or on such other date as the Board of Directors will determine, and continuing thereafter until terminated in accordance with the ESPP. Unless the Board of Directors provides otherwise, the purchase price will be equal to eighty five percent (85%) of the fair market value of a common share on the offering date or the exercise date, whichever is lower. The maximum number of common shares available for sale under the ESPP is 1,700,000 common shares. The first six month offering period began on February 1, 2022 and, as such, there were no common shares issued under the ESPP as of June 30, 2022.

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

Significant accounting judgments and estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 22, 2022. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022.

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

Although management does not expect our estimates to be materially different from amounts actually incurred, if the estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in the Company reporting amounts that are too high or too low in any particular period. As of June 30, 2022, the Company has recorded $834 thousand in prepaid expenses and approximately $4.5 million in accrued liabilities related to its research and development activities. If the estimates are too high or too low by a factor of 10% this would mean that prepaid expenses would be over or understated by approximately $83 thousand, and accrued liabilities would be over or understated by approximately $450 thousand. On a combined basis, this could mean an increase or decrease in research and development expenses by approximately $533 thousand. To date, there have been no material differences between the estimates of such expenses and the amounts actually incurred.

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

Updated share information

As of August 2, 2022, we had 92,294,734 common shares issued and outstanding. In addition, there were 19,492,374 common shares issuable upon the exercise of outstanding stock options.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law, which we collectively refer to as “forward-looking statements”. Such forward-looking statements reflect our current beliefs and are based on information currently available to us. In some cases, forward-looking statements can be identified by terminology such as “may”, “would”, “could”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, “hope”, “foresee” or the negative of these terms or other similar expressions concerning matters that are not historical facts.

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

●	our ability to issue and sell common shares under the 2020 ATM Facility;

●	our broad discretion in how we use the proceeds of the sale of common shares; and

●	our ability to expand our business through the acquisition of companies or businesses.

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

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of our fiscal quarter ended June 30, 2022, evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of our fiscal quarter ended June 30, 2022, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101**

The following consolidated financial statements from the Aptose Biosciences Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) statements of operations and comprehensive loss, (ii) balance sheets, (iii) statements of changes of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 2nd day of August 2022.

APTOSE BIOSCIENCES INC. By: /s/ William G. Rice, Ph.D. President and Chief Executive Officer