Form 10-K
period 2022-12-31
Aptose Biosciences Inc.
filed 2023-03-24
CIK 882361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-3200

Aptose Biosciences Inc.

(Exact name of Registrant as specified in its Charter)

Canada	98-1136802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
251 Consumers Road, Suite 1105 Toronto, Ontario, Canada M2J 4R3	M2J 4R3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (647) 479-9828

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	APTO	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2022 was $68,270,348.

As of March 21, 2023, the registrant had 93,005,278 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III.

i

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

Aptose had historically qualified as a “foreign private issuer” for purposes of reporting under the Exchange Act, and filing registration statements under the Securities Act of 1933, as amended. Effective December 31, 2018, however, Aptose ceased qualifying as a foreign private issuer and began filing reports with the United States Securities and Exchange Commission ("SEC") as a “domestic issuer.” As a result, Aptose changed the accounting standards by which it prepares its financial statements from International Financial Reporting Standards to generally accepted accounting principles in the United States, or “U.S. GAAP.” All financial statements contained in this Annual Report are presented in accordance with U.S. GAAP. This report contains the following trademark, trade name and service mark of ours: Aptose. This report also contains trademarks, trade names and service marks that are owned by other persons or entities.

PART I.

Item 1. Business

Overview

Aptose Biosciences Inc. (“Aptose,” the “Company,” “we,” “us,” or “our”) is a science-driven clinical-stage biotechnology company committed to precision medicines addressing the unmet clinical needs in oncology, with an initial focus on hematology. The Company's small molecule cancer therapeutics pipeline includes products designed to provide single agent efficacy and to enhance the efficacy of other anti-cancer therapies and regimens without overlapping toxicities. The Company’s executive offices are located in San Diego, California, and our head office is located in Toronto, Canada.

Aptose Programs

Aptose is advancing oral targeted agents to treat life-threatening cancers that, in most cases, are not elective for patients and require immediate treatment. We have two clinical-stage investigational products under active development for the treatment of hematologic malignancies: tuspetinib (HM43239), an oral, potent myeloid kinase inhibitor, and luxeptinib (CG-806), an oral, dual lymphoid and myeloid kinase inhibitor. Tuspetinib and luxeptinib are being evaluated for safety, tolerability, pharmacokinetics and signals of efficacy in Phase 1 clinical trials, while a third clinical asset not under active development is available for partnering (APTO-253). Each molecule is described below.

Tuspetinib is a once-daily oral potent myeloid kinase inhibitor, targeting a select group of kinases operative in myeloid malignancies and known to be involved in tumor proliferation, resistance to therapy, and differentiation but avoiding kinases that typically cause toxicities associated with other kinase inhibitors. Tuspetinib has completed the dose escalation and dose exploration stages of an international Phase 1/2 clinical trial designed to assess the safety, tolerability, pharmacokinetics, pharmacodynamic responses, and efficacy as a single agent in patients with relapsed or refractory ("R/R") acute myeloid leukemia (“AML”). Complete responses (“CRs”) without dose limiting toxicities were achieved at four dose levels across a broad diversity of mutationally-defined AML populations and with a favorable safety profile. Moreover, tuspetinib to date has caused no QTc prolongations, liver or kidney toxicities, muscle damage or differentiation syndrome in treated patients and has caused no myelosuppression with continuous dosing of patients in remission. These findings led to the advancement of tuspetinib into the APTIVATE expansion trial of the Phase 1/2 program to collect responses in R/R AML patient populations enriched with specific genotypic backgrounds when treated with single agent tuspetinib or when combined with the venetoclax BCL-2 inhibitor, with the intent to guide selection of mutationally-defined AML populations for single agent Phase 2 Accelerated Approval Trial(s) and to position tuspetinib for dual and triple combination studies in later and early lines of therapy. Based on the safety and efficacy profile of tuspetinib, we believe that tuspetinib, if approved, can reach annual sales greater than $1 billion by 2035 because we believe tuspetinib could 1) become the preferred kinase inhibitor for inclusion in triplet combination for front line AML patients with FLT3 mutations and for patients with wild type FLT3, 2) become the preferred kinase inhibitor for inclusion in doublet combination with venetoclax for second line AML patients, 3) serve as an effective agent for maintenance therapy to prevent relapse in patients who achieved a complete remission through a stem cell transplant or through drug-based therapy, and 4) serve as an effective agent for the treatment of third line FLT3 mutated patients failed by prior therapy with other FLT3 inhibitors. However, our belief is based on management’s current assumptions and estimates, which are subject to change, and there can be no assurance that tuspetinib will ever be approved or successfully commercialized and, if approved and commercialized, that it will ever generate significant revenues. See our “Risk Factors – “We are an early stage development company with no revenues from product sales.” and “We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.” in this Annual Report on Form 10-K.

Luxeptinib is a novel, oral, highly potent lymphoid and myeloid kinase inhibitor that selectively targets defined clusters of kinases operative in myeloid and lymphoid hematologic malignancies. This small molecule anticancer agent has been evaluated in a Phase 1a/b study for the treatment of patients having B-cell leukemias and lymphomas that are resistant/refractory/intolerant to other therapies. Under a separate Investigational New Drug, Luxeptinib has been evaluated in a Phase 1a/b study for the treatment of patients with R/R AML or high risk MDS. These studies with the original formulation demonstrated tumor shrinkage among B-cell cancer patients, including a very recent report of a CR in a DLBCL patient that was determined via biopsy analysis at the end of Cycle 22 with 900mg BID dosing of the original G1 formulation. Likewise, a CR in one R/R AML patient occurred with 450mg BID dosing of the original G1 formulation. While these were important, absorption of the original G1 formulation hampered effectiveness of luxeptinib. To address the limited absorption of the G1 formulation, a new G3 formulation was developed and demonstrated improved absorption properties. The new G3 formulation is now being tested under conditions of twice daily continuous oral dosing in R/R AML patients. It is hoped the G3 formulation of luxeptinib can serve patients across lymphoid and myeloid malignancies and combine well with other agents to extend its application to multiple lines of therapy.

APTO-253 is a small molecule MYC oncogene inhibitor at the Phase 1a/b clinical trial stage of development for the treatment of patients with relapsed or refractory blood cancers, including AML and high-risk MDS. The clinical program was discontinued effective December 20, 2021, following a prioritization of the Company’s other more advanced pipeline assets.

The following table sets the product candidates in our pipeline and their respective stages of development.

Tuspetinib Program

Inlicensing Overview

On November 4, 2021, we entered a licensing agreement with the South Korean company Hanmi Pharmaceutical Co Ltd. (“Hanmi”) for the clinical and commercial development of tuspetinib (formerly HM43239). Under the terms of the agreement, Hanmi granted Aptose exclusive worldwide rights to tuspetinib for all indications. Hanmi received an upfront payment of $12.5 million, including $5 million in cash and $7.5 million in Common Shares. Hanmi will also receive up to $407.5 million in future milestone payments contingent upon achieving certain clinical, regulatory and sales milestones across several potential indications, as well as tiered royalties on net sales. The term of the agreement will continue on a product-by-product and country-by-country basis until the expiration of the royalty period for such product in such country. The licenses to Aptose will survive and become non-exclusive, perpetual, irrevocable and fully paid-up on a product-by-product and country-by-country basis, upon their natural expiration under the terms of the agreement.

Preclinical Profile

Tuspetinib is an oral, once-daily, highly potent myeloid kinome inhibitor designed to target key kinases operative in myeloid malignancies. In preclinical studies, tuspetinib demonstrated potent in vitro and in vivo activity against FLT3 ITD mutated as well as resistance-conferring D835 and gatekeeper (F691) tyrosine kinase domain ("TKD") mutated AML. Additionally, tuspetinib inhibited phosphorylation of SYK, known to be highly activated in AML and associated with resistance to FLT3 targeted therapy. Tuspetinib also demonstrated inhibitory activity against several kinases involved in tumor cell proliferation and/or differentiation, including mutant forms of c-KIT, JAK1, JAK2, and RSK, with IC50 values < 10 nM.

Tuspetinib induced in vitro cytotoxicity in AML and Ba/F3 cell lines expressing FLT3 WT, ITD, and/or TKD point mutations. Tuspetinib showed greater inhibitory activity compared to quizartinib on Ba/F3 cells expressing resistance-conferring ITD/TKD double mutations (ITD/F691L and ITD/D835Y). Thus, Tuspetinib may overcome clinically relevant ITD/TKD double mutations, which may result from sustained FLT3 inhibition. Moreover, target modulation was shown as tuspetinib inhibited FLT3 phosphorylation and downstream signaling molecules such as phospho-ERK and phospho-STAT5.

The in vivo anti-tumor efficacy of tuspetinib was demonstrated in murine xenograft models using MV-4-11 and MOLM-13 human AML cells having the ITD mutant form of FLT3 and using the MOLM-14 model having the ITD and F691L dual mutations of FLT3 with dosing regimens that match those currently under investigation. Tuspetinib exhibited dose-dependent tumor growth inhibition of models of FLT3 ITD mutant AML with complete tumor regression observed in some groups, and no change in body weight. Of note, tuspetinib produced greater tumor growth inhibition in the MOLM-14 FLT3-ITD/F691L model compared to gilteritinib, or entospletinib (SYK inhibitor) as single agents, and comparable activity to the gilteritinib plus entospletinib combination.

Latest Clinical Update and Program Status

Tuspetinib has completed the dose escalation and dose exploration phases of an international Phase 1/2 study in patients with relapsed or refractory AML across clinical centers in the United States and South Korea. Clinical data from tuspetinib in AML were presented at the American Society of Hematology (ASH) Annual Meeting in December 2022 and presented during a Corporate Comprehensive Clinical Update Call held December 11, 2022. Data presented demonstrated that tuspetinib delivers single agent responses without prolonged myelosuppression or life-threatening toxicities in these very ill and heavily pretreated relapsed or refractory AML patients. Responses were observed in a broad range of mutationally-defined populations, including those with mutated forms of NPM1, MLL, TP53, NRAS, KRAS, DNMT3A, RUNX1, wild-type FLT3, ITD or TKD mutated FLT3, various splicing factors, and other genes As of October 6, 2022, 60 heavily pretreated R/R AML patients were enrolled at multiple centers and treated at doses escalating from 20 mg to 200 mg, with further dose exploration at the 40 mg, 80 mg, 120 mg and 160 mg dose levels. Tuspetinib delivered multiple CRs at 40 mg, 80 mg, 120 mg and 160 mg dose levels in which no dose limiting toxicities ("DLT") were observed. Tuspetinib demonstrated clinically meaningful benefit in all responders, by either bridging successfully to hematopoietic stem cell transplant (HSCT) or leading to a durable response, as well as a favorable safety profile. In addition to 5 CRc and 1 PR reported at ASH 2021, 4 new CRc and 3 new PR had been generated during 2022. New responses during 2022 were achieved with 160 mg, 120 mg, 80 mg, and 40 mg. Among efficacy evaluable patients treated with 80 mg, 120 mg, or 160mg, response rates ranging from 19% to 75% were achieved in specific genotypic subpopulations of R/R AML patients. Significant bone marrow leukemic blast reductions were observed broadly in FLT3+ and FLT3 wildtype patients across multiple dose levels, comparable to reported gilteritinib data, except that the patients treated with tuspetinib were more heavily pre-treated relapsed and refractory AML patients than those treated with gilteritinib. Vignettes of patient experiences highlight the potency and breadth of tuspetinib to deliver complete remissions among several mutationally-defined populations with a diversity of adverse mutations. Tuspetinib continued to show a favorable safety profile with only mild AEs and no DLTs up to 160 mg per day, and no drug discontinuations from drug related toxicity. No drug related SAE, drug related deaths, differentiation syndrome, AE of QT prolongation or DLT were observed through the 160 mg level. Tuspetinib avoids many of the typical toxicities observed with other tyrosine kinase inhibitors. Aptose identified a safe therapeutic range with a broad therapeutic window, spanning the dose levels of 40, 80, 120 and 160 milligrams. Aptose also announced that enrollment had been initiate in the APTIVATE expansion trial for monotherapy and drug combination therapy with tuspetinib. For the APTIVATE expansion trial, Aptose selected 120 mg as the initiating single agent expansion dose and 80 mg as the initiating dose selected for combination with venetoclax.

As of January 30, 2023, Aptose announced the dosing of patients in the APTIVATE Phase 1/2 clinical trial of tuspetinib, and that another clinical response has been achieved by a R/R AML patient receiving 40 mg tuspetinib once daily orally in the original dose exploration trial, the second response at the recently launched low-dose 40 mg cohort. In addition, Aptose elucidated a rationale for the superior safety profile of tuspetinib. While several kinase inhibitors require high exposures that exert near complete suppression of a single target to elicit responses, those agents often cause additional toxicity because they also cause extensive inhibition of that target in normal cells. In contrast, tuspetinib simultaneously suppresses a small suite of kinase-driven pathways critical for leukemogenesis. Consequently, tuspetinib achieves clinical responses at lower exposures with less overall suppression of each pathway, thereby avoiding many toxicities observed with competing agents.

Luxeptinib Program

Inlicensing Overview

On May 7, 2018, we exercised an option by paying $2.0 million in cash to the South Korean company Crystal Genomics, Inc. (“CG”) to purchase an exclusive license to research, develop and commercialize luxeptinib in all countries of the world except the Republic of Korea and China, for all fields of use (collectively, the “Rights”). Subsequently, on June 14, 2018, we announced that we entered into a license agreement with CG for Aptose to gain a license for rights to CG-806 in China (including the People’s Republic of China, Hong Kong, and Macau) ) (the “China Rights”). Under the license agreement, Aptose made an upfront payment to CG of $3.0 million for the China rights. CG is eligible for development, regulatory and commercial-based milestones, as well as single-digit royalties on product sales in China. The total deal value for the China Rights, including the upfront payment, is up to $125 million. Aptose now owns worldwide (excluding Korea) rights to luxeptinib, a first-in-class, highly potent oral small molecule being developed for AML, B-cell malignancies, and other hematologic malignancies. Future possible royalties that might be paid under these agreements are determined on a country-by-country and product-by-product basis, on net sales during the period of time beginning on the first commercial sale of such product in such country and continuing until the later of: (i) the expiration of the last-to-expire valid claim of the CG Patents in such country covering such product; and (ii) ten (10) years after the first commercial sale of such product in such country.

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

Latest Clinical Update and Program Status

Luxeptinib is currently being evaluated in a Phase 1 a/b trial in patients with relapsed or refractory B cell malignancies who have failed or are intolerant to standard therapies, and in a separate Phase 1 a/b trial in patients with relapsed or refractory AML or high-risk MDS. During 2022, a new G3 formulation was tested as a single dose in 20 patients during the ongoing Phase 1 a/b clinical program. Modeling of the pharmacokinetic (PK) properties of G3 predicted steady-state plasma exposure from continuous dosing with 50 mg of G3 (every 12 hours, Q12h) should be comparable to that of 900 mg of the original G1 formulation Q12h, representing a significant improvement in bioavailability with G3. On November 14, 2022, Aptose announced dosing of the first AML patient to receive a continuous dosing regimen of the G3 formulation (50 mg G3 Q12h), with the protocol allowing for further dose escalation of G3 in subsequent patients. Clinical data from both studies were presented during a Corporate Comprehensive Clinical Update Call held December 11, 2022. During the Corporate Update Call, Aptose announced a CR was achieved with a diffuse large B-cell lymphoma (DLBCL) patient at the end of Cycle 22 with 900mg BID of the original G1 formulation. Previously, an MRD-negative CR was reported with a R/R AML patient receiving 450mg BID of the original G1 formulation. Aptose expects that dosing 9-15 patients will determine if G3 is safe and achieves desired exposures to deliver clinical responses.

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

On December 20, 2021, Aptose announced the decision to discontinue further clinical development of APTO-253. The decision resulted from a strategic prioritization of the company’s resources to focus on more advanced pipeline candidates, as well as an internal review of the product profile and performance to date of APTO-253, including a clinical hold placed by the U.S. Food & Drug Administration (“FDA”).

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

Tuspetinib and Luxeptinib for AML

We also face intense competition in AML as there is a wide range of therapies that have been approved and are under development for the treatment of AML. Companies that have developed approved therapies include Jazz (VYXEOS), Pfizer (MYLOTARG), Novartis (RYDAPT), Astellas (XOSPATA), Servier (TIBSOVO), Rigel (REZLIDHA), and AbbVie (VENCLEXTA), among others. Others are currently developing targeted therapies such as FLT3 inhibitors which include Daiichi Sankyo (quizartinib), Arog (crenolanib), IDH1/2 inhibitors which include Celgene/BMS (IDHIFA), SYK inhibitors which include Kronos Bio (lanraplenib), IRAK4 inhibitors which include Curis (emavusertib), and menin inhibitors which include Syndax (revumenib, SNDX-5613) and Kura (KO-539), among others.

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

Manufacturers, Suppliers and Other Third-Party Contractors

Contract manufacturing organizations (“CMOs”) manufacture our product candidates for all preclinical studies and clinical trials. We rely on CMOs for manufacturing, filling, packaging, storing and shipping of drug product in compliance with Current Good Manufacturing Practice (“cGMP”) regulations applicable to our products. The FDA ensures the quality of drug products by carefully monitoring drug manufacturers’ compliance with cGMP regulations. The cGMP regulations for drugs contain minimum requirements for the methods, facilities and controls used in manufacturing, processing and packing of a drug product. These CMOs are reputable companies active in the biotechnology industry. Pricing is predictable as there are many alternatives for such supplies that are readily available.

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

Tuspetinib (HM43239)

In November 2021, we licensed the exclusive rights to research, develop and commercialize tuspetinib. Under the terms of the agreement, Hanmi has granted Aptose exclusive worldwide rights to tuspetinib for all indications. Aptose is now the exclusive licensee of composition of matter and use patents covering tuspetinib, and tuspetinib analogs. Aptose believes that it now owns rights to a strong and defensive intellectual property position.

As of December 31, 2022, Aptose owns rights in 39 issued patents, including 3 issued U.S. patents, and 22 patents validated in countries in Europe, that are in force and cover the tuspetinib compound, or analog compounds. These patents are expected to provide protection until 2038-2039. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for coverage of tuspetinib and analog compounds, with expected expiry dates between 2038‑2042.

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

As of December 31, 2022, Aptose owns rights to 46 issued patents, including 3 issued U.S. patents, and 30 patents validated n countries in Europe, that are in force and cover numerous compounds, including the CG-806 compound, pharmaceutical compositions comprising the CG-806 compound, and methods of use for treating various diseases by administering various compounds, including the CG-806 compound. These patents are expected to provide protection until 2033-2038. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for coverage of CG-806, with expected expiry dates between 2038‑2039.

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

Employees

As of December 31, 2022, we employed 35 full-time persons and one part-time person in research and drug development and administration activities. Eleven of our employees hold Ph.D.s, two hold M.D.s, and numerous others hold degrees and designations such as M.Sc., B.Sc., C.P.A., C.M.A., M.Acc. and M.B.A. To encourage a focus on achieving long-term performance, employees and members of the board of directors of the Company (the “Board”) have the ability to acquire an ownership interest in the Company through Aptose’s share option and alternate compensation plans.

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

If clinical studies establish that a new drug has value, the manufacturer submits a new drug submission application to Health Canada for marketing approval. The new drug submission contains all known information known about the new drug, including the results of pre-clinical testing and clinical trials. Information about a substance contained in new drug submission includes its proper name, its chemical name, and details on its method of manufacturing and purification, and its biological, pharmacological and toxicological properties. The new drug submission also provides information about the dosage form of the new drug, including a quantitative listing of all ingredients used in its formulation, its method of manufacture, manufacturing facility information, packaging and labeling, the results of stability tests, and its diagnostic or therapeutic claims and side effects, as well as details of the clinical trials to support the safety and efficacy of the new drug. Furthermore, for biological products, an on-site evaluation is completed to assess the production process and manufacturing facility. It is required prior to the issuance of a notice of compliance. All aspects of the new drug submission are critically reviewed by Health Canada. If a new drug submission is found satisfactory, a notice of compliance is issued permitting the new drug to be sold for the approved use. In Canada, an establishment license must be obtained prior to marketing the product.

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

Federally regulated trials must be approved and monitored by an independent committee of doctors, scientists, advocates, and others to ensure safety and ethical standards, IRBs or ERBs. The review boards study and approve all study-related documents before a clinical trial begins and also carefully monitor data to detect benefit or harm, and validity of results.

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

The foregoing description is a summary of the requirements for a new drug to be approved for marketing in North America. The EMA and Japanese Pharmaceuticals and Medical Devices Agency are also important regulatory authorities in drug development. Together with the FDA, they are the three International Conference on Harmonization parties which oversee the three largest markets for drug sales.

Information About Our Executive Officers

Aptose’s leadership team comprises accomplished industry, financial and clinical research professionals who are dedicated to building a comprehensive anticancer drug pipeline and clinical development programs focused on targeted therapeutics directed against dysregulated oncogenic processes in patients with life. The team includes our President, Chairman and Chief Executive Officer, our Chief Financial Officer, our Chief Medical Officer, and our Chief Commercial Officer.

William G. Rice, Ph.D., age 63, joined Aptose as Chairman and Chief Executive Officer in October 2013. Dr. Rice brings 25 years of C-level experience in the biotech industry to Aptose. Prior to joining Aptose, Dr. Rice served as the President, Chief Executive Officer and Chairman of the board of Cylene Pharmaceuticals, Inc. (“Cylene”), a private biotechnology company, from 2003 to 2013. Prior to Cylene, Dr. Rice was the founder, President, Chief Executive Officer and Director of Achillion Pharmaceuticals, Inc. from 1998 to 2003. He also served as Senior Scientist and Head of the Drug Mechanism Laboratory at the National Cancer Institute-Frederick Cancer Research and Development Center from 1992 to 1998 and served as a faculty member in the division of Pediatric Hematology and Oncology at Emory University School of Medicine from 1989 to 1992. Dr. Rice received his Ph.D. from Emory University Department of Biochemistry.

Fletcher Payne, age 60, joined Aptose as Senior Vice President and Chief Financial Officer (“CFO”) in June 2022. With a healthcare tenure of more than two decades, Mr. Payne most recently served as CFO of Syapse, where he completed several financing transactions and oversaw accounting, finance, corporate development, and legal functions. Prior, he served as CFO at Catalyst Bioscience, a publicly traded biotech company. He served in a CFO capacity and senior financial positions at CytomX Therapeutics, Plexxikon Inc., Rinat Neuroscience Corporation, Dynavax Technologies Corporation, and Cell Genesys, among others. Mr. Payne holds a B.S. in Finance from the Haas School of Business, University of California, Berkeley.

Rafael Bejar, M.D, Ph.D., age 51, joined Aptose as Senior Vice President and Chief Medical Officer in January 2020. Dr. Bejar is an internationally recognized physician scientist with extensive research and clinical experience in the area of hematologic malignancies. Dr. Bejar joined Aptose from UC San Diego (“UCSD”) where he began working in 2012. He continues to serve at UCSD as an Associate Professor of Clinical Medicine, caring for patients and maintaining a research laboratory focused on translational studies of myeloid malignancies and also serves and is an independent consultant as a member of the Independent Data Monitoring Committee for other pharmaceutical companies. At UCSD, he founded the MDS Center of Excellence and led the Hematology Disease Team from 2017 to 2019. There he has directed several clinical studies and served as an advisor for numerous companies including Celgene, Takeda, AbbVie, Astex, Genoptix, Forty Seven, PersImmune, and Daiichi-Sankyo. Outside UCSD, Dr. Bejar sits on the Scientific Advisory Board for the MDS Foundation, is a prior member of the National Comprehensive Cancer Network Guidelines Committee, and has led projects for the International Working Group for MDS. He is frequently invited to speak at national and international meetings and has published articles in a variety of journals including The New England Journal of Medicine, Journal of Clinical Oncology, Leukemia, Blood, and Blood Advances. Dr. Bejar completed his fellowship at the Dana-Farber Cancer Institute and has been board certified in Hematology and Oncology. He completed his internship in Internal Medicine at the University of Chicago followed by his residency at the Brigham and Women’s Hospital in Boston where he later served a Medical Chief Resident and an Instructor in Hematology. He holds an M.D. degree and Neuroscience Ph.D. from UCSD and a B.S. in Physics from MIT.

Philippe Ledru, age 56, joined Aptose as Senior Vice President and Chief Commercial Officer on April 7, 2022. Mr. Ledru brings to Aptose more than 30 years of pharmaceutical industry experience in the U.S. and Europe, including innovative drug development and commercial and strategic experience at two top global oncology companies. Most recently, he served as Associate Vice President and Head of Oncology New Products at Merck & Co, where he was responsible for commercial leadership over the entire Merck oncology pipeline, over 25 assets from discovery to mid-stage clinical development, across major solid tumors and hematological malignancies. At Merck, he also provided leadership on all licensing and M&A activities, including the Peloton Therapeutics and Arqule acquisitions in 2019. Prior, Mr. Ledru spent a 20+ year career at Novartis in the U.S. and France, most recently as Senior Director of Early Commercial Strategy focused on oncology products. There he also was part of the brand team and had early commercial development and global marketing responsibilities for several new compounds, including midostaurin. Earlier at Novartis Oncologie, he helped lead launches of several oncology products, including imatinib (Gleevec), a landmark drug that has greatly improved the outcomes of patients with chronic myelogenous leukemia. Mr. Ledru also held oncology product management and business development positions at Zeneca Pharma France/ICI Pharma.

Corporate Information

Aptose is a publicly traded company governed by the CBCA. Our headquarters are located at 251 Consumers Road, Suite 1105 Toronto, Ontario, Canada M2J 4R3 (telephone: 647-479-9828), and our executive offices are located at 12770 High Bluff Drive, Suite 120, San Diego, CA 92130 (telephone: 858-926-2730).

We file annual, quarterly, current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains our public filings and other information regarding the Company, at www.sec.gov. We make these reports available free of charge at our website http://www.aptose.com (under the “Investors — Financial Information” caption).

We are also a reporting issuer under the securities laws of every province of Canada.

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law. We refer to such forward-looking statements and forward-looking information collectively as “forward-looking statements”. These statements relate to future events or future performance and reflect our expectations and assumptions regarding our growth, results of operations, performance and business prospects and opportunities. Such forward-looking statements reflect our current beliefs and are based on information currently available to us. In some cases, forward-looking statements can be identified by terminology such as “may”, “would”, “could”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K include, among others, statements regarding our future operating results, economic performance and product development efforts and statements in respect of:

•
our ability to obtain the substantial capital we require to fund research and operations and to continue as a going concern;
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
•
our plans, objectives, expectations, and intentions; and
•
other statements including words such as “anticipate,” “contemplate,” “continue,” “believe,” “plan,” “estimate,” “expect,” “intend,” “will,” “should,” “may,” and other similar expressions.

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

Risk Factor Summary

Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others:

•
our ability to continue as a going concern
•
our lack of product revenues and net losses and a history of operating losses;
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
•
the marketplace may not accept our products or product candidates due to the intense competition and technological change in the biotechnical and pharmaceuticals industries, and we may not be able to compete successfully against other companies in our industries and achieve profitability;
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
•
our ability to maintain listing of our Common Shares on the Nasdaq and / or TSX
•
difficulties by non-Canadian investors to obtain and enforce judgments against us because of our Canadian incorporation and presence;
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

Risks Related to our Business

There is substantial doubt that the company can remain a going concern over the next twelve months.

Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We plan to raise additional funds in order to fund our business operations. We will seek access to financing but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to raise additional funds could be affected by adverse market conditions, the status of our product pipeline, possible delays in enrollment in our trial, and various other factors and we may be unable to raise capital when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

We are an early-stage development company with no revenues from product sales.

We are at an early stage of development. None of our potential products has obtained regulatory approval for commercial use and sale in any country and as such, no revenues have resulted from product sales. Significant additional investment will be necessary to complete the development of any of our product candidates. Preclinical and clinical trial work must be completed before our potential products could be ready for use within the markets that we have identified. We may fail to develop any products, obtain regulatory approvals, enter or complete clinical trials or commercialize any products. We do not know whether any of our potential product development efforts will prove to be effective, meet applicable regulatory standards, obtain the requisite regulatory approvals, be capable of being manufactured at a reasonable cost or be accepted in the marketplace.

The product candidates we are currently developing are not expected to be commercially viable for at least the next several years and we may encounter unforeseen difficulties or delays in commercializing our product candidates. In addition, our potential products may not be effective or may cause undesirable side effects.

Our product candidates require significant funding to reach regulatory approval assuming positive clinical results. We are currently conducting Phase 1 clinical trials with our product candidates tuspetinib and luxeptinib. Significant additional capital will be necessary to complete the Phase 1 clinical trials, and if required, Phase 2 or Phase 3 clinical trials. Such funding for our product candidates may be difficult, or impossible to raise in the public or private markets or through partnerships. If funding or partnerships are not readily attainable, the development of our product candidates may be significantly delayed or stopped altogether. The announcement of a delay or discontinuation of development of any of our product candidates could have a negative impact on our share price.

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
•
considerably reduce operations; or
•
cease our operations.

In addition, sales of our Common Shares in the public markets, or the perception that such sales could occur, could depress the market price of our Common Shares and impair our ability to raise capital through the sale of additional equity securities.

Our operations could be adversely affected by events outside of our control, such as natural disasters, wars or health crises such as the COVID-19 pandemic.

We may be impacted by business interruptions resulting from pandemics and public health emergencies, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires. Any such event, or a fear of the foregoing, could adversely impact us by causing operating, manufacturing, supply chain, clinical trial and project development delays and disruptions, labor shortages, travel and shipping disruption or shutdowns. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.

We have not been profitable since our inception in 1986. We reported net losses of $41.8 million in the fiscal year ended December 31, 2022, $65.4 million in the fiscal year ended December 31, 2021, $55.2 million in the fiscal year ended December 31, 2020 , and as of December 31, 2022, we had an accumulated deficit of $464.3 million.

We have not generated any significant revenue to date and it is possible that we will never have sufficient product sales revenue (if any) to achieve profitability. We expect to continue to incur losses for at least the next several years as we or our collaborators and licensees pursue clinical trials and research and development efforts. To become profitable, we, either alone or with our collaborators and licensees, must successfully develop, manufacture and market our current product candidates tuspetinib or luxeptinib, as well as continue to identify, develop, manufacture and market new product candidates. It is possible that we will never have significant product sales revenue or receive royalties on our licensed product candidates. If funding is insufficient at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

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

We may seek to expand our pipeline and capabilities by acquiring one or more companies or businesses, entering into collaborations or in-licensing one or more product candidates. For example, in June 2016, we entered into a definitive agreement with CG, granting Aptose an exclusive option to research, develop and commercialize CG-806 in all countries of the world except Korea, for all fields of use, and in November 2021 we entered into an agreement with Hanmi granting Aptose exclusive worldwide rights to develop and commercialize tuspetinib.

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

We have experience in entering collaborations and in-licensing product candidates; however, we cannot provide assurance that any acquisition, collaboration or in-license will result in any benefit to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed product candidate. In addition, our future success could depend in part on our ability to manage the rapid growth associated with some of these acquisitions, collaborations and in-licenses. We cannot assure you that we would be able to successfully combine our business with that of acquired businesses, manage a collaboration or integrate in-licensed product candidates. Furthermore, the development or expansion of our business may require a substantial capital investment by us.

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

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

Fast Track Designation by the FDA may not lead to a faster development or regulatory review or approval process.

We have obtained Fast Track Designation for HM43239 for the treatment of patients with R/R AML and FLT3 mutation. We may seek Fast Track Designation for one or more of our other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

Clinical trials are long, expensive and uncertain processes and the FDA or Health Canada may ultimately not approve any of our product candidates. We may never develop any commercial drugs or other products that generate revenues.

None of our product candidates has received regulatory approval for commercial use and sale in North America. We cannot market a pharmaceutical product in any jurisdiction until it has completed thorough preclinical testing and clinical trials in addition to that jurisdiction’s extensive regulatory approval process. Approval in one country does not assure approval in another country. In general, significant research and development and clinical studies are required to demonstrate the safety and efficacy of our product candidates before we can submit any applications for regulatory approval.

Clinical trials are long, expensive and uncertain processes. Clinical trials may not start or be on schedule and the FDA, Health Canada or any other regulatory body may not ultimately approve our product candidates for commercial sale in the relevant territory. The clinical trials of any of our drug candidates could be unsuccessful, which would prevent us from advancing, commercializing or partnering the drug.

Even if the results of our preclinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer term treatment. Positive results in Phase 1 clinical trials may not necessarily repeat in larger Phase 2 or Phase 3 clinical trials.

Our preclinical studies and clinical trials may not generate positive results that will allow us to move towards the commercial use and sale of our product candidates. Furthermore, negative preclinical or clinical trial results may cause our business, financial condition, or results of operations to be materially adversely affected. Our tuspetinib and luxeptinib product candidates are currently being evaluated in Phase 1 studies, and are expected to undergo many years of testing and regulatory examinations prior to any potential regulatory approvals.

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

We may choose to expend our limited resources on programs that do not yield successful product candidates as opposed to indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited resources and access to capital to fund our operations, our management must make strategic decisions as to which product candidates and indications to pursue and how much of our resources to allocate to each. Our management must also evaluate the benefits of developing in‑licensed or jointly owned technologies, which in some circumstances we may be contractually obligated to pursue, relative to developing other product candidates, indications or programs. Our management has broad discretion to suspend, scale down, or discontinue any or all of these development efforts, or to initiate new programs to treat other diseases. If we select and commit resources to opportunities that we are unable to successfully develop, or we forego more promising opportunities, our business, financial condition and results of operations will be adversely affected.

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

We cannot predict whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before us, which would impair our ability to successfully commercialize our product candidates and may harm our financial condition, results of operations and prospects. The completion of clinical trials for our products, including the tuspetinib and luxeptinib clinical trials may be delayed for a number of reasons, including delays related, but not limited, to:

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

We contracted with multiple CMOs for the manufacture of tuspetinib and luxeptinib to supply the active ingredient and then drug product for our clinical trials. The synthesis of luxeptinib is challenging from a scale-up synthetic chemistry perspective. We pre-qualified CMOs to have the capacity, the systems and the experience to supply tuspetinib and luxeptinib for our clinical trials. We have qualified the manufacturing facilities and the FDA has also performed site audits for our selected CMOs. In spite of the efforts to prequalify CMOs, delays and errors may occur, and any such manufacturing failures, delays or compliance issues could cause delays in the completion of our clinical trial programs.

There can be no assurances that CMOs will be able to meet our timetable and requirements. We have contracted with alternate suppliers in the event our current CMOs are unable to scale up production, or if our current CMOs otherwise experience any other significant problems in the manufacture of tuspetinib and luxeptinib. However, it is possible that all third-party manufacturing sources may experience failure or delays and may demand commercially unreasonable terms, which may lead to further delays in the development of our product candidates. Further, contract manufacturers must operate in compliance with cGMP and failure to do so could result in, among other things, the disruption of product supplies. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver products on a timely and competitive basis.

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

If we have difficulty enrolling patients in clinical trials, the completion of the trials may be delayed or canceled.

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

We rely and will continue to rely on third parties to conduct a significant portion of our preclinical and clinical development activities. Preclinical activities include in vivo studies providing access to specific disease models, pharmacology and toxicology studies, and assay development. Clinical development activities include trial design, regulatory submissions, clinical patient recruitment, clinical trial monitoring, clinical data management and analysis, safety monitoring and project management, contract manufacturing and quality assurance. If there is any dispute or disruption in our relationship with third parties, or if they are unable to provide quality services in a timely manner and at a feasible cost, our active development programs will face delays. Further, if any of these third parties fails to perform as we expect or if their work fails to meet regulatory requirements, our testing could be delayed, canceled or rendered ineffective.

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
•
substantially greater financial, technical and management resources, stronger intellectual property positions and greater manufacturing, marketing and sales capabilities, areas in which we have limited or no experience; and / or
•
significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining required regulatory approvals.

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

For tuspetinib and luxeptinib in AML, examples of companies that have developed or are pursuing different therapies include Jazz (VYXEOS), Pfizer (MYLOTARG), Novartis (RYDAPT), Astellas (XOSPATA), AbbVie (VENCLEXTA), Daiichi Sankyo (quizartinib), Arog (crenolanib), Agios/Servier (TIBSOVO), Rigel (REZLIDHA), Celgene/BMS (IDHIFA), Kronos Bio (lanraplenib), Curis (emavusertib), Syndax (revumenib, SNDX-5613), and Kura (KO-539), among others.

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

Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter which we or our collaborators may be required to license in order to research, develop or commercialize tuspetinib or luxeptinib. In addition, third parties may assert infringement or other intellectual property claims against us. An adverse outcome in these proceedings could subject us to significant liabilities to third-parties, require disputed rights to be licensed from third-parties or require us to cease or modify our use of the technology. If we are required to license third-party technology, a license under such patents and patent applications may not be available on acceptable terms or at all. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another’s proprietary technology. We may also need to bring claims against others who we believe are infringing our rights in order to become or remain competitive and successful. Any such claims can be time consuming and expensive to pursue.

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

The Rights we hold under our license agreement with Hanmi and CG are critical to our business.

Our tuspetinib program is built around patents exclusively in-licensed from Hanmi, which permit us to research, develop and commercialize tuspetinib worldwide. Under our agreement with Hanmi, we are subject to significant obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales, as well as other material obligations. Hanmi is eligible for payments upon the achievement of developmental, regulatory and commercial-based milestones, as well as tiered royalties on product sales.

Our luxeptinib program is built around patents exclusively in-licensed from CG, which permit us to research, develop and commercialize luxeptinib worldwide except for the Republic of Korea. Under our agreement with CG, we are subject to significant obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales, as well as other material obligations. CG is eligible for payments upon the achievement of developmental, regulatory and commercial-based milestones, as well as low single-digit royalties on product sales.

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

We currently hold licenses for certain technologies that are or may be critical to our current and subsequent product candidates. These include our exclusive license to research, develop and commercialize luxeptinib worldwide except for the Republic of Korea, and our exclusive license to develop and commercialize tuspetinib worldwide. Both licenses are subject to termination in the event of a breach by us of the license, if we fail to cure the breach following notice and the passage of a cure period. We may need to acquire additional licenses in the future to technologies developed by others. Furthermore, future license agreements may require us to make substantial milestone payments. We may also be obligated to make royalty payments on the sales, if any, of products resulting from the license. The termination of a license or the inability to license future technologies on acceptable terms may adversely affect our ability to develop or sell our products.

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

Market acceptance and sales of any drug candidates that we develop will depend in part on the extent to which reimbursement for these products and related treatments will be available from third party payors, including government health administration authorities and private health insurers. Third party payors decide which drugs they will pay for and establish reimbursement levels. Third party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for each of our drug candidates will be made on a plan by plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Each plan determines whether or not it will provide coverage for a drug, what amount it will pay the manufacturer for the drug, and on what tier of its formulary the drug will be placed. The position of a drug on a formulary generally determines the copayment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with healthcare providers, patients and third-party payors could expose us to broadly applicable U.S. and Canadian laws and regulations relating to fraud abuse and healthcare more generally that may constrain the business or financial arrangements and collaborative partners through which we market, sell and distribute any products for which we obtain marketing approval.

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

If we cannot negotiate collaboration, license or partnering agreements, we may never achieve profitability and we may not be able to continue to develop our product candidates. Continuing Phase 1, and commencing Phase 2 and Phase 3 clinical trials for tuspetinib and luxeptinib would require significant amounts of funding and such funding may not be available to us.

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

Failure to meet Nasdaq’s continued listing requirements could result in the delisting of our Common Shares, negatively impact the price of our Common Shares and negatively impact our ability to raise additional capital.

If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, the exchange may take steps to delist our Common Shares. Such a delisting would likely have a negative effect on the price of our Common Shares and would impair your ability to sell or purchase our Common Shares when you wish to do so. In the event of a delisting notification, we anticipate that we would take actions to restore our compliance with applicable exchange requirements, such as stabilize our market price, improve the liquidity of our Common Shares, prevent our Common Shares from dropping below such exchange’s minimum bid price requirement, or prevent future non-compliance with such exchange’s listing requirements.

On July 18, 2022, we received a letter from the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, for the last 30 consecutive business days, the bid price for our Common Shares had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq Capital Market under the Nasdaq Listing Rules. The notice had no effect on the listing of our Common Shares.

Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar day period following the date of the notice the closing bid price of our Common Shares is at or above $1.00 for a minimum of 10 consecutive business days, we would regain compliance with the minimum bid price requirement and our Common Shares would continue to be eligible for listing on the Nasdaq Capital Market, absent noncompliance with any other requirement for continued listing.

On January 18, 2023, we qualified for a 180-day extension to July 18, 2023. If we are unable to meet the minimum closing bid price requirement under Nasdaq Listing Rule 5810(c)(3)(A) by then, Nasdaq will provide notice that our securities will be subject to delisting.

We intend to monitor the closing bid price of our Common Shares and consider our available options if the closing bid price of our Common Shares remains below $1.00 per share, including effecting a reverse stock split. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement during the additional 180-day compliance period with respect to the minimum bid price requirement, or maintain compliance with the other listing requirements.

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

We are a corporation existing under the laws of Canada. Some of our directors and some of the experts named or unnamed in this Annual Report on Form 10-K, are residents of Canada, and all or a substantial portion of their assets, and a substantial portion of our assets, are located outside the United States. Consequently, although we have appointed an agent for service of process in the United States, it may be difficult for holders of our shares who reside in the United States to effect service within the United States upon our directors and officers and experts who are not residents of the United States. It may also be difficult for holders of our shares who reside in the United States to realize in the United States upon judgments of courts of the United States predicated upon our civil liability and the civil liability of our directors, officers and experts under the United States federal securities laws. Investors should not assume that Canadian courts (i) would enforce judgments of United States courts obtained in actions against us or our directors, officers or experts predicated upon the civil liability provisions of the United States federal securities laws or the securities or “blue sky” laws of any state within the United States or (ii) would enforce, in original actions, liabilities against us or our directors, officers or experts predicated upon the United States federal securities laws or any such state securities or “blue sky” laws. In addition, we have been advised by our Canadian counsel that in normal circumstances, only civil judgments and not other rights arising from United States securities legislation are enforceable in Canada and that the protections afforded by Canadian securities laws may not be available to investors in the United States.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease 7,556 square feet of office space in San Diego, California and 2,078 square feet of office space in Toronto, Canada. The lease for the San Diego office space was scheduled to expire on March 31, 2023. On November 4, 2022, this lease was extended through May 31, 2026, with a possible extension for an additional three years. Aptose previously leased 2,618 square feet of laboratory space in San Diego. We exited this laboratory space prior to the expiration of the lease on February 28, 2023. The costs of exit and disposition were not material. The lease for the Toronto office space was scheduled to expire on June 30, 2023. This lease was extended for one year on February 23, 2023, with this extension expiring June 30, 2024. We believe that our facilities are sufficient to meet our needs and that suitable additional space will be available as and when needed.

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

As of March 22, 2023, there were approximately 38 shareholders of record of our Common Shares, which included Cede & Co., a nominee for Depository Trust Company, or DTC, and CDS & Co., a nominee for The Canadian Depository for Securities Ltd., or CDS. Common shares that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at either DTC or CDS, and are considered to be held of record by Cede & Co. or CDS & Co., each as one shareholder.

We currently intend to retain all future earnings, if any, for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our Common Shares in the foreseeable future.

Repurchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of 2022.

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

Aptose Biosciences Inc. (“Aptose,” the “Company,” “we,” “us,” or “our”) is a science-driven clinical stage biotechnology company committed to precision medicines addressing the unmet clinical needs in oncology, with an initial focus on hematology. The Company's small molecule cancer therapeutics pipeline includes products designed to provide single agent efficacy and to enhance the efficacy of other anti-cancer therapies and regimens without overlapping toxicities. The Company’s executive offices are located in San Diego, California, and our head office is located in Toronto, Canada.

Aptose Programs

Aptose is advancing oral targeted agents to treat life-threatening cancers that, in most cases, are not elective for patients and require immediate treatment. We have two clinical-stage investigational products under active development for the treatment of hematologic malignancies: tuspetinib (HM43239), an oral, potent myeloid kinase inhibitor, and luxeptinib (CG-806), an oral, dual lymphoid and myeloid kinase inhibitor.

Tuspetinib is an orally administered, highly potent myeloid kinome inhibitor that selectively targets a constellation of kinases operative in myeloid malignancies and known to be involved in tumor proliferation, resistance to therapy, and differentiation. This small molecule anticancer agent is currently being evaluated in an international Phase 1/2 clinical trial in patients with relapsed or refractory AML, including the emerging populations resistant to FLT3 inhibitors.

Luxeptinib is an orally administered, highly potent dual lymphoid and myeloid kinome inhibitor that selectively targets defined clusters of kinases that are operative in hematologic malignancies. This small molecule anticancer agent is currently being evaluated in a Phase 1a/b study for the treatment of patients having B-cell malignancies including classic CLL, SLL and certain NHL that are resistant/refractory/intolerant to other therapies, and in a Phase 1 a/b study for the treatment of patients with R/R AML and HR MDS.

PROGRAM UPDATES

Tuspetinib

Indication and Clinical Trials:

Tuspetinib is an oral, highly potent, small molecule inhibitor of kinases operative in myeloid malignancies and known to be involved in tumor proliferation, resistance to therapy and differentiation. Preclinical in vitro and in vivo studies suggest that Tuspetinib may be an effective monotherapy and combination therapy in patients with hematologic malignancies including AML. An international Phase 1/2 clinical trial in patients with relapsed or refractory AML is ongoing. The dose escalation portion of this study to date has observed evidence of robust clinical activity, including multiple complete responses in R/R AML patients with various disease genotypes, and no toxicity trends that should prevent further dose escalation.

The FDA granted orphan drug designation to Tuspetinib for the treatment of patients with AML in October 2018. Orphan drug designation is granted by the FDA to encourage companies to develop therapies for the treatment of diseases that affect fewer than 200,000 individuals in the United States. Orphan drug status provides research and development tax credits, an opportunity to obtain grant funding, exemption from FDA application fees and other benefits. The orphan drug designation also provides us with seven additional years of marketing exclusivity in this indication.

Manufacturing:

Following the Tuspetinib licensing agreement between Aptose and Hanmi on November 4, 2021, Aptose received from Hanmi an existing inventory of drug product expected to support continuation of the current Phase 1/2 study. The Company and Hanmi also entered into a separate supply agreement in 2022 for additional production of new drug substance (API) and drug product to support further clinical development. Additional batches of API and drug product have been produced by other companies during 2022.

Program Updates at Recent Scientific Forums:

As of January 30, 2023, Aptose announced dosing of patients in the APTIVATE Phase 1/2 clinical trial of tuspetinib, and that another clinical response has been achieved by a R/R AML patient receiving 40 mg tuspetinib once daily orally in the original dose exploration trial, the second response at the recently launched low-dose 40 mg cohort. In addition, Aptose elucidated a rationale for the superior safety profile of tuspetinib. While several kinase inhibitors require high exposures that exert near complete suppression of a single target to elicit responses, those agents often cause additional toxicity because they also cause extensive inhibition of that target in normal cells. In contrast, tuspetinib simultaneously suppresses a small suite of kinase-driven pathways critical for leukemogenesis. Consequently, tuspetinib achieves clinical responses at lower exposures with less overall suppression of each pathway, thereby avoiding many of the toxicities observed with competing agents.

Tuspetinib has completed the dose escalation and dose exploration phases of an international Phase 1/2 study in patients with relapsed or refractory AML across clinical centers in the United States and South Korea. Clinical data from tuspetinib in AML were presented at the American Society of Hematology (ASH) Annual Meeting in December 2022 and presented during a Corporate Comprehensive Clinical Update Call held December 11, 2022. Data presented demonstrated that tuspetinib delivers single agent responses without prolonged myelosuppression or life-threatening toxicities in these very ill and heavily pretreated relapsed or refractory AML patients. Responses were observed in a broad range of mutationally-defined populations, including those with mutated forms of NPM1, MLL, TP53, NRAS, KRAS, DNMT3A, RUNX1, wild-type FLT3, ITD or TKD mutated FLT3, various splicing factors, and other genes As of October 6, 2022, 60 heavily pretreated R/R AML patients were enrolled at multiple centers and treated at doses escalating from 20 mg to 200 mg, with further dose exploration at the 40 mg, 80 mg, 120 mg and 160 mg dose levels. Tuspetinib delivered multiple complete responses (CR) at 40 mg, 80 mg, 120 mg and 160 mg dose levels in which no dose limiting toxicities ("DLT) were observed. Tuspetinib demonstrated clinically meaningful benefit in all responders, by either bridging successfully to hematopoietic stem cell transplant (HSCT) or leading to a durable response, as well as a favorable safety profile. In addition to 5 CRc and 1 PR reported at ASH 2021, 4 new CRc and 3 new PR had been generated during 2022. New responses during 2022 were achieved with 160 mg,120 mg, 80 mg, and 40 mg. Among efficacy evaluable patients treated with 80 mg, 120 mg, or 160mg, the following response rates ranging from 19% to 75% were achieved in specific genotypic subpopulations of r/r AML patients. Significant bone marrow leukemic blast reductions were observed broadly in FLT3+ and FLT3 wildtype patients across multiple dose levels, comparable to reported gilteritinib data, but in more heavily pre-treated relapsed and refractory AML patients. Vignettes of patient experiences highlight the potency and breadth of tuspetinib to deliver complete remissions among several mutationally-defined populations with a diversity of adverse mutations. Tuspetinib continued to show a favorable safety profile with only mild AEs and no DLTs up to 160 mg per day, and no drug discontinuations from drug related toxicity. No drug related SAE, drug related deaths, differentiation syndrome, AE of QT prolongation or DLT were observed through the 160 mg level. Tuspetinib avoids many of the typical toxicities observed with other tyrosine kinase inhibitors. Aptose identified a safe therapeutic range with a broad therapeutic window, spanning the dose levels of 40, 80, 120 and 160 milligrams. Aptose also announced that enrollment had been initiate in the APTIVATE expansion trial for monotherapy and drug combination therapy with tuspetinib. For the APTIVATE expansion trial, Aptose selected 120 mg as the initiating single agent expansion dose and 80 mg as the initiating dose selected for combination with venetoclax.

At the European Hematology Association Annual Congress 2022 held June 9-12, 2022, Aptose presented preclinical data from tuspetinib in a poster entitled “Myeloid Kinome Inhibitor HM43239 Overcomes Acquired Resistance in Acute Myeloid Leukemia Models.” Oral HM43239 potently inhibits kinases that drive AML, including SYK, diverse forms of the FLT3, JAK1 and JAK2, and mutant forms of the c-KIT kinases. The SYK and JAK1/2 intracellular kinases and the FLT3 (mutated and wildtype) and cKIT (mutated) receptor kinases mediate oncogenic signaling pathways in AML that can drive malignant proliferation and promote drug resistance to certain drugs. Tuspetinib was developed to overcome shortcomings of other drugs, such as simple SYK inhibitors and approved inhibitors of FLT3. These preclinical findings support the continued clinical development of tuspetinib for the treatment of multiple AML populations, particularly those that who have been failed by other therapies.

Major conclusions include

•
HM43239 inhibits wild type and mutant forms of FLT3 at low nM concentrations
•
HM43239 inhibits SYK, JAK1, JAK2 and mutant forms of c-KIT at low nM concentrations
•
HM43239 inhibits phospho-FLT3, phospho-SYK, phospho-EKR1/2 and phospho-JAK/STAT5 that participate in signaling and rescue pathways
•
HM43239 has potential to kill cells and tumors resistant to other FLT3 inhibitors
•
HM43239, at doses that are well tolerated, demonstrates in vivo efficacy on tumors resistant to other FLT3 inhibitors

Luxeptinib

Indication and Clinical Trials:

Luxeptinib is currently being evaluated in a Phase 1 a/b trial in patients with relapsed or refractory B cell malignancies who have failed or are intolerant to standard therapies, and in a separate Phase 1 a/b trial in patients with relapsed or refractory AML or high-risk MDS. During 2022, a new G3 formulation was tested as a single dose in 20 patients during the ongoing Phase 1 a/b clinical program. Modeling of the pharmacokinetic (PK) properties of G3 predicted steady-state plasma exposure from continuous dosing with 50 mg of G3 (every 12 hours, Q12h) should be comparable to that of 900 mg of the original G1 formulation Q12h, representing a significant improvement in bioavailability with G3. On November 14, 2022, Aptose announced dosing of the first AML patient to receive a continuous dosing regimen of the G3 formulation (50 mg G3 Q12h), with the protocol allowing for further dose escalation of G3 in subsequent patients. Clinical data from both studies were presented during a Corporate Comprehensive Clinical Update Call held December 11, 2022. During the Corporate Update Call, Aptose announced a CR was achieved with a diffuse large B-cell lymphoma (DLBCL) patient at the end of Cycle 22 with 900mg BID of the original G1 formulation. Previously, an MRD-negative CR was reported with a R/R AML patient receiving 450mg BID of the original G1 formulation. Aptose expects that 9-15 patients will determine if G3 is safe and achieves desired exposures to deliver clinical responses.

Manufacturing:

During fiscal years 2017 and 2018, we created a scalable chemical synthetic route for the manufacture of luxeptinib drug substance and have scaled the manufacture of API to multi-kg levels, we completed the manufacture of a multi-kg batch of API under GMP conditions as our API supply for our first-in-human clinical trials, and we manufactured under GMP conditions two dosage strengths of capsules to serve as our clinical supply in those human studies. During fiscal 2019 and 2020, we completed successful manufacture of multiple batches of API and drug product, and planned numerous GMP production campaigns to supply the ongoing trial and planned trials into the future. To date we have been able to manufacture API and capsules to support clinical supplies under GMP conditions. In fiscal 2021 and 2022 we continued our manufacturing campaigns and scale-up and tech transfer activities to support additional manufacturing capacity for the ongoing and planned clinical trials of luxeptinib. Additional research and development funds were utilized to support the development of the G3 formulation of luxeptinib. Now that the G3 formulation has been successfully manufactured and has demonstrated encouraging PK properties, the manufacture of additional batches of the first (“G1”) and second generation formulation of luxeptinib are discontinued, and the amount of drug substance manufacturing is reduced.

Publication of Peer-Reviewed Research Articles Related to Luxeptinib:

During the first quarter of 2023, Aptose and its scientific collaborators published a peer reviewed research article, entitled “Luxeptinib interferes with LYN-mediated activation of SYK and modulates BCR signaling in lymphoma,” in the online journal PLOS ONE. The article elucidates the mechanism by which luxeptinib suppresses the B-cell receptor and compares it to BTK inhibitor ibrutinib. Results showed that both luxeptinib and ibrutinib are potent inhibitors of recombinant forms of BTK but have different efficacy profiles and effects on BTK activity. Luxeptinib was more effective than ibrutinib at reducing both steady state and anti-IgM-induced phosphorylation of the LYN and SYK kinases upstream of BTK where IB has little or no effect.

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

Program Updates at Recent Scientific Forums:

On December 11, 2021, we presented clinical updates from luxeptinib in patients with R/R B-cell malignancies and R/R AML in two virtual poster presentations at the 63rd ASH Annual Meeting (A Phase 1 a/b Dose Escalation Study of the Mutation Agnostic BTK/FLT3 Inhibitor Luxeptinib (CG-806) in Patients with Relapsed or Refractory B-Cell Malignancies; A Phase 1 a/b Dose Escalation Study of the Mutation Agnostic FLT3/BTK Inhibitor Luxeptinib (CG-806) in Patients with Relapsed or Refractory Acute Myeloid Leukemia. The presentations highlighted that in both of these Phase 1/2 studies luxeptinib has been generally well tolerated at dose levels of 450, 600 and 750 mg BID over multiple cycles, and that patients already were being dosed at the 900 mg level. Target engagement of BTK and FLT3, and anti-tumor activity, including dose- and exposure-dependent tumor reductions, have been observed in multiple patients collectively between the studies, including in patients with follicular lymphoma, diffuse large B-cell lymphoma, CLL/SLL, and AML.

We have completed several non-clinical and clinical studies that demonstrate the highly differentiated profile of luxeptinib. Key studies that have been presented at scientific forums are as follows:

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

•
On December 6, 2020, we presented new clinical data in a virtual poster presentation at the 62nd ASH Annual Meeting. The poster, A Phase 1 a/b Dose Escalation Study of the Mutation Agnostic BTK/FLT3 Inhibitor CG-806 in Patients with Relapsed or Refractory CLL/SLL or Non-Hodgkin’s Lymphomas reviewed luxeptinib data for fourteen patients (as of the cutoff date of November 2, 2020) with relapsed or refractory CLL, SLL or NHL in the first in-human Phase 1a/b, open-label, single arm, multicenter dose-escalation clinical study. Data from the ongoing trial demonstrated that luxeptinib was generally well-tolerated in patients treated at 150 mg, 300 mg, 450 mg, and 600 mg BID over multiple cycles, supporting continued dose escalation. At the ongoing 750 mg dose, luxeptinib achieved steady state plasma concentration greater than 2 micromolar at the of Cycle 1. Luxeptinib treatment also led to modest reductions in patients with different B-cell malignancies. On December 6, 2020, Aptose also hosted a corporate event and clinical update, where the company’s management highlighted some early clinical observations on safety, tolerability, pharmacokinetics and activity from the Phase 1a/b study in B-cell malignancies as well as from the recently initiated Phase 1a/b study in AML.On June 11, 2021, we presented clinical data on luxeptinib in a poster presentation at the EHA June 2021 Congress. With luxeptinib in heavily pretreated B-cell cancer patients we presented that many of the patients rapidly progressed immediately before luxeptinib treatment was initiated, resulting in a trend of tumor growth early in treatment, often followed by tumor reductions. We observed dose-dependent anti-leukemic activity to luxeptinib in patients who received dose escalation, including one follicular lymphoma patient who experienced tumor growth while on 450mg BID and upon dose escalation to 600mg BID the patient experienced 43% tumor reduction from peak (12% from baseline). In that patient, luxeptinib was well-tolerated with single agent activity for the duration of 16+ cycles of therapy. In addition, one CLL patient and one WM patient reported >25% tumor volume reduction.
•
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
•
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

Other corporate matters

Nasdaq notice

On July 18, 2022, we received a deficiency letter (the “Deficiency Letter”) from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the preceding 30 consecutive business days, the closing bid price for our Common Shares was below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Deficiency Letter had no immediate effect on the listing of the Company’s Common Shares, and our Common Shares will continue to trade on The Nasdaq Capital Market under the symbol “APTO” at this time. Our Common Shares continue to trade on the Toronto Stock Exchange (“TSX”) under the symbol “APS.” Our listing on the TSX is independent and will not be affected by the Nasdaq listing status. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were given 180 calendar days, to regain compliance with the

Minimum Bid Price Requirement. On January 18, 2023, we qualified for a 180-day extension to July 18, 2023. If we are unable to meet the minimum closing bid price requirement under Nasdaq Listing Rule 5810(c)(3)(A) by then, Nasdaq will provide notice that our securities will be subject to delisting.

We intend to monitor the closing bid price of our Common Shares and consider our available options if the closing bid price of our Common Shares remains below $1.00 per share, including effecting a reverse stock split. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement during the additional 180-day compliance period with respect to the minimum bid price requirement, or maintain compliance with the other listing requirements.

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

Sources of liquidity:

The following table presents our cash and cash equivalents, investments and working capital as of December 31, 2022 and 2021.

(in thousands)	Balances at December 31, 2022	Balances at December 31, 2021
Cash and cash equivalents	$36,970	$39,114
Investments	9,989	40,014
Total	$46,959	$79,128
Working capital	$37,235	$73,563

Working capital is a non-GAAP measure and represents cash, cash equivalents, investments, prepaid expenses and other current assets less current liabilities.

Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We plan to raise additional funds in order to fund our business operations. We will seek access to financing but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to raise additional funds could be affected by adverse market conditions, the status of our product pipeline, possible delays in enrollment in our trial, and various other factors and we may be unable to raise capital when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

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

2022 Base Shelf

In October 2022, we filed a short form base shelf prospectus (the 2022 “Base Shelf”) that allows us to distribute, upon the filing of prospectus supplements, up to $200,000,000 of Common Shares, warrants, or units comprising any combination of Common Shares and warrants. The Base Shelf was declared effective by the SEC on October 21, 2022 and expires on October 7, 2025.

At-The-Market Facilities

On December 9, 2022, the Company entered into an “at-the-market” equity distribution agreement with Jones Trading acting as the agents, the (the "2022 ATM Facility"). Under the terms of the 2022 ATM Facility, the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $50 million through Jones Trading on the Nasdaq Capital Market. During the year ended December 31, 2022, the Company issued 72,541 shares under the facility at an average price of $0.72 for gross proceeds of $52 thousand ($51 thousand net of share issuance costs). Costs associated with the proceeds consisted of 3% cash commission.

On May 5, 2020, the Company entered an “at-the-market” equity distribution agreement with Piper Sandler & Co. (“Piper Sandler”) and Canaccord Genuity LLC (“Canaccord Genuity”) acting as co-agents (the “2020 ATM Facility”). Under the terms of the 2020 ATM Facility, the Company could, from time to time, sell Common Shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market. During the year ended December 31, 2022, the Company issued 54,687 shares under the 2020 ATM Facility at an average price of $0.95 for gross proceeds of $52 thousand ($50 thousand net of share issue costs). Costs associated with the proceeds consisted of a 3% cash commission. During the year ended December 31, 2021, the Company issued 15,315 shares under the ATM Facility at an average price of $2.446 for gross proceeds of $37 thousand ($36 thousand net of share issue costs). As of October 31, 2022, the date the Agreement was terminated, the Company had raised a total of $89 thousand gross proceeds ($86 thousand net of share issuance costs) under the ATM Facility. Costs associated with the proceeds consisted of a 3% cash commission.

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

Cash flows:

The following table presents a summary of our cash flows for the years ended December 31, 2022 and 2021:

	For the Years Ended,
(in thousands)	December 31, 2022	December 31, 2021
Net cash provided by (used in):
Operating activities	$(32,322)	$(43,304)
Investing activities	30,066	(35,208)
Financing activities	116	226
Effect of exchange rates changes on cash and cash equivalents	(4)	7
Net (decrease)/increase in cash and cash equivalents	$(2,144)	$(78,279)

Cash used in operating activities:

Our cash used in operating activities for the years ended December 31, 2022 and 2021 was approximately $32.3 million and $43.3 million, respectively. Our uses of cash for operating activities for both years consisted primarily of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees. In the year ended December 31, 2021, our use of cash from operating activities also included $5.0 million in license fees paid to Hanmi for global development rights of compound tuspetinib. Net cash used in operating activities was lower in the year ended December 31, 2022 as compared with the year ended December 31, 2021 resulting mostly from lower operating expenses, as discussed further below. See “Results of Operations.”

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

Cash flow from investing activities:

Our cash provided by investing activities for the year ended December 31, 2022 was $30.1 million, consisting mainly of proceeds from the maturity of investments.

Our cash used in investing activities for the year ended December 31, 2021 was $35.2 million, and consisted of net purchases of investments of approximately $35.0 million and purchases of property and equipment of approximately $212 thousand.

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

Cash flow from financing activities:

Our cash flow from financing activities for the year ended December 31, 2022 was approximately $116 thousand, and consisted of proceeds from the from shares issued from the 2022 ATM Facility of approximately $51 thousand, proceeds from shares issued from the 2020 ATM Facility of $50 thousand, and proceeds from the exercise of stock options of $15 thousand.

Our cash flow from financing activities for the year ended December 31, 2021 was approximately $226 thousand, and consisted mostly of proceeds from the exercise of stock options of $190 thousand and proceeds from shares issued from the 2020 ATM Facility of approximately $36 thousand as described above.

Contractual Obligations and Off-Balance Sheet Financing

As of December 31, 2022, we have not entered into any off-balance sheet arrangements.

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

On November 4, 2021, the Company entered into an exclusive license agreement with Hanmi for global rights to its compound named tuspetinib. Under the Company’s license agreement with Hanmi, the Company has maximum obligations for clinical development and global regulatory milestones totaling $64.5 million for the first potential clinical indication of tuspetinib, $34 million for the second indication, and $29 million for the third indication. The Company has maximum obligations for tiered global sales based milestones totaling $280 million. The Company also has an obligation for tiered royalty payments on global sales of commercialized product. The timing of any milestone or royalty payments that may become due is not yet determinable.

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

Under the license agreement with CG with regards to the China Rights, we entered into a license agreement with CG to gain an exclusive license to luxeptinib in China (including the People’s Republic of China, Hong Kong and Macau). The Company has future obligations of development milestones of $6 million related to approval of an IND and to the initiation of Phase 2 and pivotal clinical trials, and regulatory milestones totaling $20 million. The Company also has an obligation to pay sales milestones and royalty payments on sales of commercialized product. The timing of any milestone or royalty payments that may become due is not yet determinable.

RESULTS OF OPERATIONS

A summary of the results of operations for the years ended December 31, 2022 and 2021 is presented below:

	Year ended December 31,
(in thousands except per Common Share data)	2022	2021

Revenues	$—	$—
Research and development expenses	28,088	45,985
General and administrative expenses	14,514	19,462
Net finance income	779	93
Net loss	$(41,823)	$(65,354)
Unrealized gain/(loss) on securities available-for-sale	(2)	—
Total comprehensive loss	$(41,825)	$(65,354)
Basic and diluted loss per Common Share	$(0.45)	$(0.73)

Net loss of $41.8 million for the year ended December 31, 2022 decreased by approximately $23.5 million as compared with $65.4 million for the year ended December 31, 2021, primarily as of a result of a reduction in research and development program costs and personnel expenses of $5.4 million, the $12.5 million in license fees paid to Hanmi in 2021 for development rights of tuspetinib, and a $5.0 million decrease in general and administrative costs.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred related to the research and development of our product candidates. Costs include the following:

•
External research and development expenses incurred under agreements with third parties, such as CROs, consultants, members of our scientific advisory boards, external labs and CMOs;
•
Employee-related expenses, including salaries, benefits, travel, and stock-based compensation for personnel directly supporting our clinical trials and manufacturing, and development activities;
•
License fees.

We have ongoing Phase 1 clinical trials for our product candidates tuspetinib and luxeptinib. Tuspetinib was licensed into Aptose in November 2021 and we have assumed sponsorship, and the related costs, of the tuspetinib study effective January 1, 2022. In December 2021, we discontinued the APTO-253 program and are exploring strategic alternatives for this compound.

We expect our research and development expenses to be higher for the foreseeable future as we continue to advance tuspetinib into larger clinical trials.

The research and development (“R&D”) expenses for the years ended December 31, 2022 and 2021 were as follows:

	Year ended December 31,
(in thousands)	2022	2021
License fee – Tuspetinib	—	12,500
Program costs – Tuspetinib	10,083	57
Program costs – Luxeptinib	8,426	18,490
Program costs – APTO-253	141	3,543
Personnel expenses	7,181	7,593
Stock-based compensation	2,218	3,790
Depreciation of equipment	39	12
	$28,088	$45,985

R&D expenses decreased by $17.9 million to $28.1 million for the year ended December 31, 2022 as compared with $46.0 million for the comparative period in 2021. Changes to the components of our R&D expenses presented in the table above are primarily as a result of the following activities:

•
License fees paid in the year ended December 31, 2021 to Hanmi of $12.5 million for global development rights of tuspetinib, including $5.0 million in cash and $7.5 million in Common Shares. There were no license fee paid in the year ended December 31, 2022.
•
Program costs for tuspetinib increased by $10.0 million. We in-licensed the development rights for tuspetinib in the fourth quarter of 2021 and assumed sponsorship, and the related costs, of the study effective January 1, 2022.
•
Program costs for luxeptinib decreased by approximately $10.1 million, primarily due to lower manufacturing costs as a result of the current formulation requiring less API than the prior formulation, and lower clinical trial costs.
•
Program costs for APTO-253 decreased by approximately $3.4 million due to the Company's decision on December 20, 2021 to discontinue further development of APTO-253.
•
Personnel-related expenses decreased by $0.4 million, due to lower headcount in 2022.
•
Stock-based compensation decreased by approximately $1.6 million in the year ended December 31, 2022, compared with the year ended December 31, 2021, primarily due to stock options granted with lower grant date fair values in the current period.

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

The general and administrative expenses for the years ended December 31, 2022 and 2021 are as follows:

	Year ended December 31,
(in thousands)	2022	2021
General and administrative, excluding items below:	$11,444	$10,164
Stock-based compensation	2,989	9,160
Depreciation of equipment	81	138
	$14,514	$19,462

General and administrative expenses for the year ended December 31, 2022 were approximately $14.5 million as compared with $19.5 million for the comparative period in 2021, a decrease of approximately $5.0 million. The decrease was primarily as a result of a decrease in stock-based compensation costs of $6.2 million, partially offset by higher salaries expenses, higher travel expenses, and higher professional fees.

Stock-based compensation decreased by approximately $6.2 million mostly as a result of a lower number of options granted in the year ended December 31, 2022, with those options having a lower grant date fair value as compared with the options granted in the comparative period, and additional compensation recognized in the comparative period for modifications made to then vested and unvested stock options for one former company officer, as part of a separation and release agreement.

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

Although Management does not expect our estimates to be materially different from amounts actually incurred, if the estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in the Company reporting amounts that are too high or too low in any particular period. As of December 31, 2022, the Company has recorded approximately $1.3 million in prepaid expenses and approximately $3.3 million in accrued liabilities related to its research and development activities. If the estimates are too high or too low by a factor of 10% this would mean that prepaid expenses would be over or understated by approximately $130 thousand, and accrued liabilities would be over or understated by approximately $330 thousand. On a combined basis, this could mean an increase or decrease in research and development expenses by approximately $460 thousand. To date, there have been no material differences between the estimates of such expenses and the amounts actually incurred.

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

Valuation of share-based compensation:

Management measures the costs for share based payments using market-based option valuation techniques. Assumptions are made and judgment is used in applying valuation techniques. These assumptions and judgments include estimating the future volatility of the share price, expected dividend yield, and expected life of the options. The Company uses historical data to estimate the expected dividend yield and expected volatility of its Common Shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding. Such judgments and assumptions are inherently uncertain. The increase or decrease of one of these assumptions could materially increase or decrease the fair value of share- based payments and share purchase warrants issued and the associated expense.

The weighted average assumptions that were used in the Black-Scholes option pricing model to determine the fair value of stock options granted during the periods ended December 31, 2022 and 2021, respectively, are presented in Note 12 to the consolidated financial statements.

Updated share information

As of March 21, 2023, we had 93,005,278 Common Shares issued and outstanding. In addition, there were 19,506,857 Common Shares issuable upon the exercise of outstanding stock options.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required pursuant to this items are included in Item 15 of this Annual Report and are presented beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of our fiscal year ended December 31, 2022, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, to allow timely decisions regarding required disclosure.

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

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria. We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Securities Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because we are incorporating by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, referred to as the Proxy Statement, which will be filed with the SEC within 120 days of the 2022 fiscal year-end.

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
1.
Financial Statements. We have filed the following documents as part of this Annual Report:

2.
Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

(b)
Exhibits

Exhibit Number	Description of Document

3.1	Articles of Incorporation, Arrangement and Amendment (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 6-K filed with the SEC on June 12, 2015)

3.2	By-law #2 of the Company (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 6-K filed with the SEC on June 12, 2015)

4.1*	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual report on Form 10-K filed with the SEC on March 22, 2022)

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

10.3+	Share Option Plan as amended May 5, 2015 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 6-K filed with the SEC on June 12, 2015)

10.4+	Stock Incentive Plan as adopted May 5, 2015 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 6-K filed with the SEC on June 12, 2015)

10.5+

Form of Executive Employment Agreement, dated December 4, 2019, between the Company and Dr. Rafael Bejar (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report filed on Form 10-K filed with the SEC on March 10, 2020)

10.6^

License agreement dated June 13, 2018 by and between the Company and CrystalGenomics, Inc. (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 6-K filed with the SEC filed on June 22, 2018)

10.7^	Option and License Agreement between the Company and CrystalGenomics, Inc. dated March 21, 2016 (incorporated herein by reference on Form 10-KA/3 filed with the SEC on April 22, 2019)

10.8^

Amendment to Option and License Agreement between the Company and CrystalGenomics, Inc., dated April 26, 2016 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 6-K filed with the SEC on June 8, 2016)

10.9^

Second Amendment to Option and License Agreement between the Company and CrystalGenomics, Inc., dated May 13, 2016 (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 6-K filed with the SEC on June 8, 2016)

10.10^

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

10.12^	License Agreement dated as of March 6, 2018 by and between the Company and Ohm Oncology Inc. (incorporated herein by reference to Exhibit 99.2 on Form 6-K filed with the SEC filed on March 8, 2018)

10.13+	Aptose Biosciences Inc. 2021 Employee Stock Purchase Plan ( incorporated by reference to the Definitive Proxy statement on Schedule 14A filed with the SEC on April 1, 2021)(File no. 1-32001)

10.14+	Aptose Biosciences Inc. 2021 Employee Stock Incentive Plan ( incorporated by reference to the Definitive Proxy statement on Schedule 14A filed with the SEC on April 1, 2021)(File no. 1-32001)

10.15^

Exclusive License Agreement, dated November 4, 2021, by and between Hanmi Pharmaceutical Co. Ltd. and Aptose Biosciences Inc. ( incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on November 4, 2021)

10.16

Employment Agreement dated June 3, 2019 between Aptose Biosciences Inc. and Philippe Ledru ( incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on April 11, 2022)

10.17

Employment Agreement, dated June 27, 2022, between Aptose Biosciences Inc. and Fletcher Payne ( incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on June 28, 2022)

10.18

Equity Distribution Agreement, dated December 9, 2022, among Aptose Biosciences Inc. and JonesTrading Institutional Services LLC( incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on December 12, 2022)

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

ITEM 16. form 10-k summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 23rd day of March, 2023.

Aptose Biosciences Inc.	/s/ William G. Rice
By:	William G. Rice, Ph.D.
President, Chief Executive Officer and Chairman of the Board of Directors

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. William G. Rice and Mr. Fletcher Payne, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ William G. Rice
William G. Rice, Ph.D.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Fletcher Payne
Fletcher Payne	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

/s/ Denis R. Burger
Denis R. Burger, Ph.D.	Director, Lead Independent

/s/ Carol G. Ashe
Carol G. Ashe	Director

/s/ Erich M. Platzer
Erich M. Platzer, M.D., Ph.D.	Director

/s/ Bernd R. Seizinger
Bernd R. Seizinger, M.D., Ph.D.	Director

/s/ Mark D.Vincent
Mark D.Vincent, M.D.	Director

/s/ Warren Whitehead
Warren Whitehead	Director

Consolidated Financial Statements

APTOSE BIOSCIENCES INC.

Years ended December 31, 2022 and 2021

Aptose Biosciences Inc.

KPMG LLP

100 New Park Place, Suite 1400

Vaughan, ON L4K 0J3

Tel 905-265 5900

Fax 905-265 6390

www.kpmg.ca

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Aptose Biosciences Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Aptose Biosciences Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 (a) to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 2 (a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
•
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

/s/KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

Vaughan, Canada

March 23, 2023

APTOSE BIOSCIENCES INC.

Consolidated Statements of Financial Position

(Expressed in thousands of US dollars)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$36,970	$39,114
Investments	9,989	40,014
Prepaid expenses	2,303	2,476
Other current assets	257	133
Total current assets	49,519	81,737
Non-current assets:
Property and equipment	211	323
Right-of-use assets, operating leases	1,297	465
Total non-current assets	1,508	788
Total assets	$51,027	$82,525
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,326	$1,699
Accrued liabilities	5,657	6,016
Current portion of lease liability, operating leases	301	459
Total current liabilities	12,284	8,174
Non-current liabilities:
Lease liability, operating leases	1,002	115
Total liabilities	13,286	8,289
Shareholders’ equity:
Share capital:
Common shares, no par value, unlimited authorized shares, 92,367,275 and 92,215,024 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	437,520	437,386
Additional paid-in capital	68,869	63,673
Accumulated other comprehensive loss	(4,318)	(4,316)
Deficit	(464,330)	(422,507)
Total shareholders’ equity	37,741	74,236
Total liabilities and shareholders’ equity	$51,027	$82,525

See accompanying notes to consolidated financial statements.

Going concern, see Note 2.

Commitments, see Note 10.

Subsequent events, see Notes 1, 10 and 16.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for per common share data)

	Year ended December 31, 2022	Year ended December 31, 2021
Revenue	$—	$—
Expenses:
Research and development	28,088	45,985
General and administrative	14,514	19,462
Operating expenses	42,602	65,447
Other income:
Interest income	788	94
Foreign exchange gain/(loss)	(9)	(1)
Total other income	779	93
Net loss	(41,823)	(65,354)
Other comprehensive loss:
Unrealized loss on securities available-for-sale	(2)	—
Total comprehensive loss	$(41,825)	$(65,354)
Basic and diluted loss per common share	$(0.45)	$(0.73)
Weighted average number of common shares outstanding used in the calculation of (in thousands)
Basic and diluted loss per common share	92,267	89,086

See accompanying notes to consolidated financial statements.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of US dollars, except for per common share data)

	Common Shares
	Shares (thousands)	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total

Balance, December 31, 2021	92,215	$437,386	$63,673	$(4,316)	$(422,507)	$74,236
Common shares issued under the October 2022 ATM	73	51	—	—	—	51
Common shares issued under the May 2020 ATM	55	50	—	—	—	50
Common shares issued upon exercise of stock options	14	26	(11)	—	—	15
Stock-based compensation	—	—	5,207	—	—	5,207
Common shares issued under the ESPP plan	11	7	—	—	—	7
Other comprehensive loss	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(41,823)	(41,823)
Balance, December 31, 2022	92,368	$437,520	$68,869	$(4,318)	$(464,330)	$37,741
Balance, December 31, 2020	88,882	$429,523	$50,861	$(4,316)	$(357,153)	$118,915
Common shares issued pursuant to the Hanmi licensing fees	3,236	7,500	—	—	—	7,500
Common shares issued under the May 2020 ATM	15	36	—	—	—	36
Common shares issued upon exercise of stock options	82	327	(137)	—	—	190
Stock-based compensation	—	—	12,949	—	—	12,949
Net loss	—	—	—	—	(65,354)	(65,354)
Balance, December 31, 2021	92,215	$437,386	$63,673	$(4,316)	$(422,507)	$74,236

See accompanying notes to consolidated financial statements.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of US dollars)

	Year ended December 31, 2022	Year ended December 31, 2021
Cash flows from operating activities:
Net loss for the year	$(41,823)	$(65,354)
Items not involving cash:
Stock-based compensation	5,207	12,949
Shares issued to Hanmi Pharmaceutical as license fees	—	7,500
Depreciation and amortization	120	150
Disposal of property and equipment	16	—
Amortization of right-of-use assets	408	472
Interest on lease liabilities	35	43
Unrealized foreign exchange gain/(loss)	4	(7)
Accrued interest on investments	(60)	(18)
Change in operating working capital:
Prepaid expenses	173	78
Operating lease payments	(546)	(555)
Other assets	(124)	(4)
Accounts payable	4,627	(472)
Accrued liabilities	(359)	1,914
Cash used in operating activities	(32,322)	(43,304)
Cash flows from financing activities:
Issuance of common shares under 2022 ATM	51	—
Issuance of common shares under 2020 ATM	50	36
Issuance of common shares pursuant to exercise of stock options	15	190
Cash provided by financing activities	116	226
Cash flows from (used in) investing activities:
Maturity (acquisition) of investments, net	30,090	(34,996)
Purchase of property and equipment	(24)	(212)
Cash provided by (used in) investing activities	30,066	(35,208)
Effect of exchange rate fluctuations on cash and cash equivalents held	(4)	7
Decrease in cash and cash equivalents	(2,144)	(78,279)
Cash and cash equivalents, beginning of year	39,114	117,393
Cash and cash equivalents, end of year	$36,970	$39,114

See accompanying notes to consolidated financial statements.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2022 and 2021

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

1.
Reporting entity:

Aptose Biosciences Inc. (“Aptose,” the “Company,” “we,” “us,” or “our”) is a science-driven clinical stage biotechnology company committed to precision medicines addressing the unmet clinical needs in oncology, with an initial focus on hematology. The Company's small molecule cancer therapeutics pipeline includes products designed to provide single agent efficacy and to enhance the efficacy of other anti-cancer therapies and regimens without overlapping toxicities. The Company’s executive offices are located in San Diego, California, and our head office is located in Toronto, Canada.

We are advancing targeted agents to treat life-threatening cancers that, in most cases, are not elective for patients and require immediate treatment. We have two clinical-stage investigational products for hematological malignancies: tuspetinib, an oral, potent myeloid kinase inhibitor, and luxeptinib, an oral, dual lymphoid and myeloid kinase inhibitor.

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

Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We plan to raise additional funds in order to fund our business operations. We will seek access to financing but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, see Note 2(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to raise additional funds could be affected by adverse market conditions, the status of our product pipeline, possible delays in enrollment in our trial, and various other factors and we may be unable to raise capital when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

We do not expect to generate positive cash flow from operations for the foreseeable future due to the early stage of our clinical trials. It is expected that negative cash flow will continue until such time, if ever, that we receive regulatory approval to commercialize any of our products under development and/or royalty or milestone revenue from any such products exceeds expenses.

Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment of our clinical trials, the amount of drug product that we will require to support our clinical trials, and our general corporate overhead costs to support our operations, and our reliance on our manufacturers. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway, See Note 2(a).

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2022, the Company has an accumulated deficit of approximately $464.3 million; cash and cash equivalents and investment balances of approximately $47.0 million; and working capital of approximately $37.2 million. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We plan to raise additional funds in order to fund our business operations through equity financing under the 2022 Base Shelf or the 2022 ATM Facility. We will seek access to financing but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2022 and 2021

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

On July 18, 2022, we received a letter from the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, for the last 30 consecutive business days, the bid price for our Common Shares had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq Capital Market under the Nasdaq Listing Rules. Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar day period following the date of the notice the closing bid price of our Common Shares is at or above $1.00 for a minimum of 10 consecutive business days, we would regain compliance with the minimum bid price requirement and our Common Shares would continue to be eligible for listing on the Nasdaq Capital Market, absent noncompliance with any other requirement for continued listing.

On January 18, 2023, we qualified for a 180-day extension to July 18, 2023. If we are unable to meet the minimum closing bid price requirement under Nasdaq Listing Rule 5810(c)(3)(A) by then, Nasdaq will provide notice that our securities will be subject to delisting.

2.
Significant accounting policies
(a)
Basis of presentation - Going concern

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP and the rules and regulations of the Securities and Exchange Commission, or SEC, related to annual reports filed on Form 10-K, assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company's ability to continue as a going concern exists.

As of December 31, 2022, the Company had an accumulated deficit of approximately $464.3 million, cash and investment balances of approximately $47.0 million, and working capital of approximately $37.2 million. In order for the Company to meet its capital requirements, and continue to operate, additional financing will be necessary. The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, and restructuring of operations to decrease expenses. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The consolidated financial statements do not reflect any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. Such adjustments may be material.

The functional and presentation currency of the Company is the US dollar.

(b)
Basis of consolidation:

These consolidated financial statements include the accounts of its subsidiaries. All intercompany transactions, balances, revenue, and expenses are eliminated on consolidation.

(c)
Significant accounting policies, estimates and judgments

The preparation of the consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of accounting policies and reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual outcomes could differ from those estimates. The consolidated financial statements contain estimates, which by their nature, are uncertain.

The impacts of such estimates are pervasive throughout the consolidated financial statements and may require accounting adjustments based on future occurrences.

The estimates and underlying assumptions are reviewed on a regular basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2022 and 2021

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

(e) Cash and cash equivalents:

Cash and cash equivalents are short-term highly liquid investments with original maturities of 90 days or less as of the date of purchase. Cash equivalents are accounted for an amortized cost basis, which approximates their fair value due to their short-term maturities.

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

The Company has cash accounts in Canada and the US. The Canada Deposit Insurance Corporation (CDIC) and the US Federal Deposit Insurance Corporation (FDIC) provide insurance to protect depositors against the loss of their deposits in case of a bank failure. However, the maximum amount of coverage varies by jurisdiction and account type. In Canada, the CDIC insures eligible deposits up to $100,000 (CAD) per depositor, per insured category, per member institution. In the United States, the FDIC insures deposits up to $250,000 per depositor, per insured bank, for each account ownership category. It is important to note that not all deposits are eligible for insurance coverage. For example, deposits in foreign currency, deposits held in trust, and investments such as mutual funds, stocks, and bonds are not insured by either the FDIC or CDIC.

The Company is subject to intermediary risk associated with the actions of financial intermediaries, such as banks or investment managers, who act on behalf of clients to buy and sell assets. The Company has diversified the investments with two large financial institutions to reduce the concentration of risk in any one institution, and spread the risk. This measure reduces the likelihood of being significantly impacted by the failure of a single financial institution.

The Company has reduced the exposure to individual investment vehicles to minimize the risk of loss in case of adverse events. The Company has diversified the investment portfolio across different asset classes and investment vehicles to achieve this goal.

(h) Property and equipment:

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2022 and 2021

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

(k)
Stock-based compensation:

The Company has a stock‑based compensation plan (the “Plan”) available to officers, directors, employees, and consultants with grants under the Plan approved by the Company’s Board of Directors. Under the Plan, the exercise price of each option equals the closing trading price of the Company’s stock on the day prior to the grant if the grant is made during the trading day or the closing trading price on the day of the grant if the grant is issued after markets have closed. Vesting is provided for at the discretion of the Board of Directors and the expiration of options is to be no greater than 10 years from the date of grant.

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

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2022 and 2021

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

Stock options awarded to non‑employees are measured at the grant-date fair value of the equity instruments issued in accordance with FASB accounting standards update No 2018-07, Topic 718.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filing is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as components of income tax expense. As of December 31, 2022 and December 31, 2021, the Company has not recorded any reserves for potential payments as the Company has a history of losses and does not have any revenue from operations.

(o) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations, or cash flows.

3.
Cash and cash equivalents:

Cash and cash equivalents consists of cash of $596 thousand (December 31, 2021 ‑ $294 thousand), deposits in high interest savings accounts, money market funds and accounts with original maturities less than 90 days totaling $36.374 million (December 31, 2021 ‑ $38.820 million). See Note 16, Subsequent Events.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2022 and 2021

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

4.
Prepaid expenses:

	December 31, 2022	December 31, 2021
Prepaid research and development expenses	$1,271	$632
Prepaid insurance	893	1,811
Other prepaid expenses	139	33
Total	$2,303	$2,476

5.
Property and equipment:

December 31, 2022	Cost	Accumulated depreciation	Net book value
Laboratory equipment	$197	$48	$149
Computer hardware	198	177	21
Computer software	222	222	—
Office furniture	140	117	23
Leasehold improvements	184	166	18
Total	$941	$730	$211

December 31, 2021	Cost	Accumulated depreciation	Net book value
Laboratory equipment	$369	$188	$181
Computer hardware	198	144	54
Computer software	222	222	—
Office furniture	140	95	45
Leasehold improvements	184	141	43
Total	$1,113	$790	$323

In the year ended December 31, 2022, the company recorded a loss on disposition of fixed assets of $16 thousand, with these assets having had an original cost of $196 thousand and accumulated depreciation of $180 thousand. Also in the year ended December 31, 2022, the Company had additions to fixed assets of $24 thousand.

6.
Right-of-use assets, operating leases:

	Year ended December 31, 2022	Year ended December 31, 2021

Right-of-use assets, beginning of year	$1,860	$1,848
Additions to right-of-use assets	1,240	12
Right-of-use assets, end of year	3,100	1,860
Accumulated amortization	(1,803)	(1,395)
Right-of use assets, NBV	$1,297	$465

7.
Investments:

Investments consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022
	Cost	Unrealized gain	Market value
United States Treasury Bills	$9,991	$(2)	$9,989
Total	$9,991	$(2)	$9,989

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2022 and 2021

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

	December 31, 2021
	Cost	Unrealized gain	Market value
Guaranteed Investment Certificate	$20,016	$—	$20,016
Commercial notes	19,998	—	19,998
Total	$40,014	$—	$40,014

The short-term U.S. Treasury Bills recorded as investments as of December 31, 2022 had maturities of one year.

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

Level 3 ‑ inputs are unobservable (supported by little or no market activity).

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

The following table presents the fair value of the Company’s financial instruments for the periods presented:

	December 31, 2022	Level 1	Level 2	Level 3
Assets
Money Market accounts	$165	$—	$165	$—
Money Market Funds	22,343	—	22,343	—
High interest savings accounts	13,866	—	13,866	—
United States Treasury Bills	9,989	—	9,989	—
Total	$46,363	$—	$46,363	$—

	December 31, 2021	Level 1	Level 2	Level 3
Assets
Money Market accounts	$17,974	$—	$17,974	$—
Money Market Funds	15,801	—	15,801	—
High interest savings accounts	5,045	—	5,045	—
Commercial notes	19,998	—	19,998	—
Guaranteed Investment Certificate	20,016	—	20,016	—
Total	$78,834	$—	$78,834	$—

9.
Accrued liabilities:

Accrued liabilities as of December 31, 2022 and December 31, 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Accrued personnel-related costs	$2,302	$2,152
Accrued research and development expenses	3,122	3,520
Other accrued expenses	233	344
Total	$5,657	$6,016

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2022 and 2021

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

10.
Lease liability

Aptose leases office space in San Diego, California and Toronto, Canada. The lease for the San Diego office space was scheduled to expire on March 31, 2023. On November 4, 2022, this lease was extended through May 31, 2026 (the "Third Amendment"). Management has determined that the Third Amendment represents a lease modification, as defined by ASC 842, Leases, does not meet the requirements for accounting as a separate contract and continues to meet the definition of an operating lease. Accordingly, the Company has accounted for the Third Amendment prospectively, via remeasurements, on the Modification Date, to the lease liability and corresponding right-of-use asset. Aptose previously leased lab space in San Diego, which we exited prior to the expiration of the lease on February 28, 2023. The costs incurred in exiting this laboratory space were not material. We lease office space in Toronto, Ontario, Canada, with this lease previously scheduled to expire on June 30, 2023. This lease was extended for one year on February 23, 2023, with this extension expiring on June 30, 2024. The Company has not included any extension periods in calculating its right-to-use assets and lease liabilities. The Company also enters into leases for small office equipment.

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,
2023	$394
2024	447
Thereafter	659
Total	$1,500

To calculate the lease liability, the lease payments in the table above were discounted over the remaining term of the leases using the Company’s incremental borrowing rate as of January 1, 2019 for existing leases at the time of adopting ASC 842, and for new leases after the date adoption, as of the date of the execution date of the new lease. The following table presents the weighted average remaining term of the leases and the weighted average discount rate:

	December 31, 2022	December 31, 2021
Weighted-average remaining term – operating leases (years)	3.3	1.2
Weighted-average discount rate – operating leases	6.62%	5.37%
Lease liability, current portion	$301	$459
Lease liability, long term portion	1,002	115
Lease liability, total	$1,303	$574

Operating lease costs and operating cash flows from our operating leases are as follows:

	Year ended December 31, 2022	Year ended December 31, 2021

Operating lease cost	$443	$515
Operating cash flows from operating leases	$546	$555

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2022 and 2021

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

11.
Share capital:

The Company has authorized share capital of an unlimited number of common voting shares.

(a)
Equity issuances:
(i)
2022 At-The-Market ("ATM") Facility

On December 9, 2022, the Company entered into an equity distribution agreement with Jones Trading acting as the agent in connection with the 2022 ATM Facility. Under the terms of the 2022 ATM Facility, the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $50 million through Jones Trading on the Nasdaq Capital Market. During the year ended December 31, 2022, the Company issued 72,541 shares under this ATM Facility at an average price of $0.72 for gross proceeds of $52 thousand ($51 thousand net of share issuance costs). Costs associated with the proceeds consisted of 3% cash commission.

(ii)
Hanmi Licensing Payment

On December 9, 2021, the Effective date, the Company entered into an exclusive license agreement with Hanmi Pharmaceutical Co. Ltd. (Hanmi) for global rights to tuspetinib. Pursuant to the terms of this agreement, on December 14, 2021, the Company issued 3,235,548 Common Shares as a partial upfront payment to Hanmi in consideration of the license and other rights granted for a total cost of $7.5 million. The number of Common Shares issued is determined using the average market closing price of the Common Shares on the Nasdaq stock market over the five (5) trading day period ending on the Effective Date. See also Note 13, Collaborative agreements.

(iii)
2020 At‑The‑Market (“ATM”) Facility

On May 5, 2020, the Company entered into an equity distribution agreement with Piper Sandler and Canaccord Genuity (the "Agreement") acting as co-agents in connection with the 2020 ATM Facility. Under the terms of the 2020 ATM Facility, the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on the Nasdaq Capital Market. During the period from January 1, 2022 to October 21, 2022, the date the Agreement was terminated, the Company issued 54,687 shares under this ATM equity facility at an average price of $0.95 for gross proceeds of $52 thousand ($50 thousand net of share issuance costs). During the year ended December 31, 2021, the Company issued 15,315 shares under the facility at an average price of $2.446 for gross proceeds of $37 thousand ($36 thousand net of share issue costs). As of October 21, 2022, the date the Agreement was terminated, the Company had raised a total of $89 thousand gross proceeds ($86 thousand net of share issuance costs) under the 2020 ATM Facility. Costs associated with the proceeds consisted of a 3% cash commission.

(b)
Loss per share:

Loss per common share is calculated using the weighted average number of Common Shares outstanding and is presented in the table below:

(in thousands)	Year ended December 31, 2022	Year ended December 31, 2021
Net loss	$(41,823)	$(65,354)
Weighted-average common shares – basic and diluted	92,267	89,086
Net loss per share – basic and diluted	$(0.45)	$(0.73)

The effect of any potential exercise of the Company’s stock options outstanding during the years ended December 31, 2022 and December 31, 2021 has been excluded from the calculation of diluted loss per common share as it would be anti‑dilutive.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2022 and 2021

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

The ESPP, which is administered by the Board of Directors, allows eligible employees of the Company with an opportunity to purchase Common Shares through accumulated payroll deductions up to a maximum 15% of eligible compensation. The ESPP will be implemented by consecutive offering periods with a new offering period commencing on the first trading day on or after February 1 and August 1 each year, or on such other date as the Board of Directors will determine, and continuing thereafter until terminated in accordance with the Plan. Unless the Board of Directors provides otherwise, the purchase price will be equal to eighty‑five percent (85%) of the fair market value of a Common Share on the offering date or the exercise date, whichever is lower.

The maximum number of Common Shares which will be made available for sale under the ESPP will be 1,700,000 Common Shares.

The first six-month offering period began on February 1, 2022 and ended on August 1, 2022. There were 10,858 Common Shares issued under the ESPP as of December 31, 2022 (December 31, 2021 - nil). The second six-month period began on August 1, 2022 and ended on February 1, 2023.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2022 and 2021

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

Stock option transactions for the year ended December 31, 2022 and December 31, 2021, are summarized as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
	(in thousands)
Outstanding, December 31, 2020	11,942	$4.97
Granted	4,659	3.84
Exercised	(82)	2.32
Forfeited	(1,407)	5.38
Outstanding, December 31, 2021	15,112	$4.61
Granted	6,295	1.19
Exercised	(14)	1.08
Forfeited	(4,890)	3.84
Outstanding, December 31, 2022	16,503	$3.48	6.8	$—
Exercisable, December 31, 2022	8,251	$4.52	5.4	$—
Vested and expected to vest, December 31, 2022	15,263	$3.57	6.7	$—

Aggregate intrinsic value represents the excess of the value of the closing stock price on the previous trading day of the respective balance sheet dates over the exercise price of the stock options. Total intrinsic value of options exercised was $3 thousand for 2022 (2021 – $222 thousand).

As of December 31, 2022, there was $2.68 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.52 years.

The following table presents the weighted average assumptions that were used in the Black‑Scholes option pricing model to determine the fair value of stock options granted during the period, and the resultant weighted average fair values:

	Year ended December 31, 2022	Year ended December 31, 2021
Risk-free interest rate	2.17%	0.59%
Expected dividend yield	—	—
Expected volatility	82.7%	81.8%
Expected life of options (years)	5	5
Grant date fair value	$0.79	$2.47

The Company uses historical data to estimate the expected dividend yield and expected volatility of its Common Shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2022 and 2021

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

The following table presents the vesting terms of options granted in the period:

	Year ended December 31, 2022	Year ended December 31, 2021
	Options	Options
	(in thousands)	(in thousands)
Cliff vesting after one year anniversary	—	—
3-year vesting (50%-25%-25%)	425	430
4-year vesting (50%-16 2/3%-16 2/3%-16 2/3%)	5,270	3,429
Earlier of performance criteria or 4 years	600	800
Total stock options granted in the year	6,295	4,659

During the year ended December 31, 2022, the option agreements of one Company officer were modified as part of a separation and release agreement. Vested options of 851,053, with exercise prices ranging from $1.34 to $6.91, were allowed to continue to be exercisable for an additional 12-month period, and also 477,166 options that would have expired unvested, were allowed to continue to vest for a 12-month period. As there was no service requirement, during the year ended December 31, 2022, the company recorded $67 thousand in additional compensation related to these modifications.

During the year ended December 31, 2022, the Company issued 600,000 performance stock options (PSOs) to one officer of the Company. 500,000 PSOs will vest in tranches connected with financing events, and the remaining 100,000 PSOs will vest in connection with licensing and partnering events. If any performance triggers are not attained, such unvested PSOs will vest on the fourth anniversary of the grant.

During the year ended December 31, 2021, the option agreements of one officer were modified as part of a separation and release agreement. Vested options of 1,679,169, with exercise prices ranging from $1.03 to $7.44, were allowed to continue to be exercisable for an additional 12-month period, and also 504,833 options that would have expired unvested were allowed to continue to vest for a 12-month period. As there was no service requirement, during the year ended December 31, 2021, the Company recorded $945 thousand and $663 thousand additional compensation related to these modifications for the vested and unvested options, respectively. All options expired on December 31, 2022.

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

(b)
Share-based payment expense

The Company recorded share-based payment expense related to stock options and RSUs as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Research and development	$2,218	$3,789
General and administrative	2,989	9,160
Total	$5,207	$12,949

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2022 and 2021

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

On November 4, 2021, the Effective Date, the Company entered into an exclusive license agreement with Hanmi Pharmaceutical Co. Ltd. (Hanmi) for global rights to its compound named tuspetinib. In consideration of the license and other rights granted, Aptose made an upfront payment to Hanmi in the amount of $12.5 million, including $5.0 million in cash and $7.5 million in Aptose Common Shares (the “Shares”). The number of Shares issued was determined using the average market closing price of the Common Shares on the NASDAQ stock market over the five (5) trading day period ending on the Effective Date. Accordingly, Aptose issued 3,235,548 shares to Hanmi.

Under the Company’s license agreement with Hanmi, the Company has maximum obligations for clinical development and global regulatory milestones totaling $64.5 million for the first potential clinical indication of tuspetinib, $34 million for the second indication, and $29 million for the third indication. The company has maximum obligations for tiered global sales-based milestones totaling $280 million. The Company also has an obligation for tiered royalty payments on global sales of commercialized product. The timing of any milestone or royalty payments that may become due is not yet determinable.

Under the Company’s license agreement with CrystalGenomics for rights to luxeptinib, in all territories outside of the Republic of Korea and China, the Company has obligations for development milestones of $16 million related to the initiation of Phase 2 and pivotal clinical trials, and regulatory milestones totaling $44 million. The Company also has an obligation to pay royalty payments on sales of commercialized product. The timing of any milestone or royalty payments that may become due is not yet determinable.

On June 13, 2018, the Company entered into a license agreement with CrystalGenomics to gain an exclusive license to luxeptinib in China. The Company has potential future obligations of development milestones of $6 million related to approval of an Investigational New Drug (“IND”) and to the initiation of Phase 2 and pivotal clinical trials, and regulatory milestones totaling $20 million. The Company also has an obligation to pay sales milestones and royalty payments on sales of commercialized product. The timing or likelihood of any milestone or royalty payments that may become due is not yet determinable.

14.
Income taxes:
(a)
Income taxes

For the years ended December 31, 2022 and 2021, the total comprehensive loss is as follows:

	December 31, 2022	December 31, 2021
Loss attributed to US foreign operations	$(36,615)	$(52,447)
Loss attributed to Canadian operations	(5,208)	(12,907)
Loss before income taxes	$(41,823)	$(65,354)

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2022 and 2021

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

(b)
Tax rate reconciliation

Major items causing the Company’s income tax rate to differ from the statutory rate of approximately 26.5% (December 31, 2021 – 26.5%) are as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Net loss	$(41,823)	$(65,354)
Statutory Canadian corporate tax rate	26.5%	26.5%
Computed expected tax recovery	$(11,083)	$(17,319)
Non-deductible permanent differences	1,376	3,707
Change in valuation allowance	10,821	15,274
Foreign tax rate differential	(466)	(683)
Prior year true-up adjustments	(703)	(951)
Other	55	(28)
	$—	$—

(c)
Significant components of deferred taxes

The tax effects of temporary differences that give rise to significant portions of the unrecognized deferred tax assets are presented below:

	December 31, 2022	December 31, 2021
Net operating losses carried forward	$60,092	$49,286
Research and development expenditures	5,023	5,032
Property, equipment, and other intangible assets	7,264	7,261
Research and development tax credits	4,968	4,202
Financing costs	873	1,580
Right-of-use assets	2	40
Total deferred tax assets	78,222	67,401
Valuation allowance	(78,222)	(67,401)
Net deferred tax asset	$—	$—

The valuation allowance at December 31, 2022 was primarily related to net operating loss carryforwards that, in the judgment of management, are not more-likely than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that all or some portion of the deferred assets will not be realized. This ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those deductible temporary difference become deductible. Based on the history of losses and projections for future taxable income, management believes that it is not more-likely than-not that the Company will realize the benefits of these deductible temporary differences (e.g. deferred tax assets).

The Company has certain deductible Canadian research and development expenditures that have not been deducted for tax purposes, totaling $19.0 million, that can be carried forward indefinitely. The Company also has Canadian non‑refundable federal and provincial investment tax credits of approximately $3.0 million which are available to reduce future federal taxes payable and begin to expire in 2023, as well as non‑refundable US research and development tax credits of approximately $2.6 million which are available to reduce future US taxes payable and begin to expire in 2038.

In addition, the Company has Canadian non-capital loss carryforwards of $216.9 million. To the extent that the non-capital loss carryforwards are not used, they begin to expire in 2026. The Company also has a US non-capital loss carryforward of $1.0 million. To the extent that the non-capital loss carryforwards are not used, they begin to expire in 2034.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2022 and 2021

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

15.
Selected quarterly financial data (unaudited):

Selected financial data (unaudited) for the periods presented was as follows:

	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Revenue	$—	$—	$—	$—
Net loss	(11,481)	(10,565)	(9,777)	(10,000)
Basic and diluted loss per common share	(0.12)	(0.11)	(0.11)	(0.11)

	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Revenue	$—	$—	$—	$—
Net loss	(16,227)	(13,470)	(11,333)	(24,324)
Basic and diluted loss per common share	(0.18)	(0.15)	(0.13)	(0.27)

16.
Subsequent events

Subsequent to the year end, the Company issued 3,219,600 stock options to directors, officers, employees and consultants with an average exercise price of $0.67. 2,461,400 stock options vest 50% after one year and 16.67% on each of the next three anniversaries, and 725,000 options vest 50% after one year and 25% on each of the next two anniversaries.

On January 19, 2023, the Company granted 570,000 RSUs with immediate vesting. On February 6, 2023, all of these restricted stock units were redeemed for 570,000 Common Shares.

On March 13, 2022, the Company transferred all of its cash deposits from Silicon Valley Bank to a large US bank with a strong credit rating. The Company has securities held in custody at a different large, credit-worthy US bank, in money market accounts invested in US treasury notes. The Company established direct relationships with this bank after the closure of Silicon Valley Bank.