Form 10-Q
period 2023-06-30
Aptose Biosciences Inc.
filed 2023-08-10
CIK 882361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 10, 2023, the registrant had 6,519,201 common shares outstanding.

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
•
our ability to issue and sell common shares under the 2022 ATM Facility (as defined below), the 2022 Base Shelf (as defined below), or the 2023 Equity Facility (as defined below);
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

PART I—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Interim Financial Statements

(Unaudited)

APTOSE BIOSCIENCES INC.

For the three months and six months ended June 30, 2023 and 2022

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Financial Position

(Expressed in thousands of US dollars)

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$8,400	$36,970
Investments	14,906	9,989
Prepaid expenses	1,736	2,303
Other current assets	217	257
Total current assets	25,259	49,519

Non-current assets:
Property and equipment	190	211
Right-of-use assets, operating leases	1,126	1,297
Total non-current assets	1,316	1,508

Total assets	$26,575	$51,027
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,501	$6,326
Accrued liabilities	8,084	5,657
Current portion of lease liability, operating leases	387	301
Total current liabilities	11,972	12,284

Non-current liabilities:
Lease liability, operating leases	817	1,002
Total liabilities	12,789	13,286

Shareholders’ equity:
Share capital:
Common shares, no par value, unlimited authorized shares, 6,375,983 and 6,157,749 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	439,100	437,520
Additional paid-in capital	71,136	68,869
Accumulated other comprehensive loss	(4,315)	(4,318)
Deficit	(492,135)	(464,330)
Total shareholders’ equity	13,786	37,741

Total liabilities and shareholders’ equity	$26,575	$51,027

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

Going concern, see Note 2.

Commitments, see Note 9.

Subsequent events, see Note 12.

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue	$-	$-	$-	$-

Expenses:
Research and development	10,582	7,341	19,393	14,734
General and administrative	3,870	3,332	9,155	7,439
Operating expenses	14,452	10,673	28,548	22,173

Other income/(expense):
Interest income	326	111	748	133
Foreign exchange loss	(3)	(3)	(5)	(6)
Total other income	323	108	743	127

Net loss	$(14,129)	$(10,565)	$(27,805)	$(22,046)

Other comprehensive loss:
Unrealized (loss)/gain on available-for-sale securities	(1)	(37)	3	(37)
Total comprehensive loss	$(14,130)	$(10,602)	$(27,802)	$(22,083)

Basic and diluted loss per common share	$(2.27)	$(1.72)	$(4.47)	$(3.59)

Weighted average number of common shares outstanding used in the calculation of (in thousands) Basic and diluted loss per common share	6,234	6,150	6,219	6,149

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

	Common Shares		Additional	Accumulated other
	Shares (in thousands)	Amount	paid-in capital	comprehensive loss	Deficit	Total
Balance, December 31, 2022	6,158	$437,520	$68,869	$(4,318)	$(464,330)	$37,741
Common shares issued in exchange for RSUs	38	376	(376)	-	-	-
Common shares issued under the 2022 ATM Facility	171	1,138	-	-	-	1,138
Common shares issued under the ESPP plan	1	16	-	-	-	16
Commitment Shares, 2023 Equity Facility	8	50	-	-	-	50
Stock-based compensation	-	-	2,643	-	-	2,643
Other comprehensive gain	-	-	-	3	-	3
Net loss	-	-	-	-	(27,805)	(27,805)
Balance, June 30, 2023	6,376	$439,100	$71,136	$(4,315)	$(492,135)	$13,786
Balance, December 31, 2021	6,148	$437,386	$63,673	$(4,316)	$(422,507)	$74,236
Common shares issued under the 2020 ATM Facility	2	29	-	-	-	29
Common shares issued upon exercise of stock options	1	26	(11)	-	-	15
Stock-based compensation	-	-	3,293	-	-	3,293
Other comprehensive loss	-	-	-	(37)	-	(37)
Net loss	-	-	-	-	(22,046)	(22,046)
Balance, June 30, 2022	6,151	$437,441	$66,955	$(4,353)	$(444,553)	$55,490

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in thousands of US dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cash flows used in operating activities:
Net loss for the period	$(14,129)	$(10,565)	$(27,805)	$(22,046)
Items not involving cash:
Stock-based compensation	769	779	2,643	3,293
Depreciation and amortization	22	30	50	62
Loss on disposal of property and equipment	-	-	-	4
Amortization of right-of-use assets	92	111	195	225
Interest on lease liabilities	25	6	50	13
Foreign exchange on cash	2	5	(2)	3
Accrued interest on investments	(17)	18	(12)	7
Deferred financing expenses	50	-	50	-
Changes in non-cash operating assets and liabilities:
Prepaid expenses	311	599	567	813
Other current assets	(55)	(20)	40	12
Operating lease liabilities	(45)	(134)	(173)	(277)
Accounts payable	(2,018)	1,249	(2,825)	694
Accrued liabilities	1,490	875	2,427	505
Cash used in operating activities	(13,503)	(7,047)	(24,795)	(16,692)

Cash flows from financing activities:
Issuance of common shares under 2022 ATM Facility	1,109	-	1,143	-
Cost of offering	(5)	-	(5)	-
Issuance of common shares under 2020 ATM Facility	-	29	-	29
Issuance of common shares under ESPP plan	-	-	16	-
Issuance of common shares upon exercise of stock options	-	-	-	15
Cash from financing activities	1,104	29	1,154	44

Cash flows from/(used in) investing activities:
Maturity (acquisition) of investments, net	(1,931)	10,090	(4,902)	17,595
Purchase of property and equipment	(29)	(24)	(29)	(24)
Cash from/(used in) investing activities	(1,960)	10,066	(4,931)	17,571

Effect of exchange rate fluctuations on cash and cash equivalents	(3)	(5)	2	(3)
Increase (decrease) in cash and cash equivalents	$(14,362)	$3,043	$(28,570)	$920
Cash and cash equivalents, beginning of period	$22,762	$36,991	$36,970	$39,114
Cash and cash equivalents, end of period	$8,400	$40,034	$8,400	$40,034

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three months and six months ended June 30, 2023 and 2022

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

1.
Reporting entity:

Aptose Biosciences Inc. (“Aptose,” the “Company,” “we,” “us,” or “our”) is a science-driven, clinical-stage biotechnology company committed to the development and commercialization of precision medicines addressing unmet clinical needs in oncology, with an initial focus on hematology. The Company's small molecule cancer therapeutics pipeline includes products designed to provide single agent efficacy and to enhance the efficacy of other anti-cancer therapies and regimens without overlapping toxicities. The Company’s executive offices are located in San Diego, California, and our head office is located in Toronto, Canada.

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

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2023, the Company had an accumulated deficit of approximately $492.1 million (December 31, 2022, $464.3 million); cash and cash equivalents and investment balances of approximately $23.3 million (December 31, 2022, $47.0 million); and working capital of approximately $13.3 million (December 31, 2022, $37.2 million).

On May 23, 2023, during the Aptose Annual and Special Meeting of Shareholders, our shareholders voted to approve special resolutions providing for an amendment to our articles of incorporation to effect a reverse share split of our outstanding Common Shares, at a ratio in the range of 1-for-10 to 1-for-20. Our Board of Directors then approved a ratio of 1-for-15 on May 23, 2023. On May 24, 2023, we filed articles of amendment under the Canada Business Corporations Act to give effect to the reverse stock split (consolidation) of our Common Shares on the basis of one post-consolidation Common Share for each 15 pre-consolidation Common Shares (the “Reverse Stock Split”). The Common Shares commenced trading on a post-Reverse Stock Split basis at market open on Tuesday, June 6, 2023. All references in this report to historical Common Share prices, numbers of Common Shares, and earnings per share calculations have been presented to reflect the effect of the Reverse Stock Split.

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

As of June 30, 2023, the Company had an accumulated deficit of approximately $492.1 million (December 31, 2022, $464.3 million); cash and cash equivalents and investment balances of approximately $23.3 million (December 31, 2022, $47.0 million); and working capital of approximately $13.3 million (December 31, 2022, $37.2 million). In order for the Company to meet its capital requirements, and continue to operate, additional financing will be necessary. The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, debt financing, committed equity facilities or other financing instruments and restructuring of operations to decrease expenses. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The consolidated financial statements do not reflect any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. Such adjustments may be material.

b.
Basis of consolidation:

These condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions, balances, revenue, and expenses are eliminated on consolidation.

c.
Significant accounting policies, estimates and judgments:

During the six months ended June 30, 2023, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 24, 2023.

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

d.
Recent Accounting Pronouncements

We have adopted no new accounting pronouncements during the six months ended June 30, 2023. There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

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

3.
Cash and cash equivalents:

Cash and cash equivalents as of June 30, 2023, consist of cash of $2.579 million (December 31, 2022 ‑ $596 thousand), deposits in high interest savings accounts, money market funds and accounts with maturities of less than 90 days totaling of $5.821 million (December 31, 2022 ‑ $36.374 million).

4.
Prepaid expenses:

	June 30,	December 31,
	2023	2022
Prepaid research and development expenses	$854	$1,271
Prepaid insurance	405	893
Other prepaid expenses	477	139
Total	$1,736	$2,303

5.
Right-of-use assets:

	June 30,	December 31,
	2023	2022
Right-of-use assets, beginning of period	$3,100	$1,860
Additions to right-of-use assets	24	1,240
Right-of-use assets, end of period	3,124	3,100
Accumulated amortization	(1,998)	(1,803)
Right-of use assets, NBV	$1,126	$1,297

6.
Investments:

Investments consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Cost	Unrealized gain/(loss)	Market value
United States Treasury Bills	$13,122	$3	$13,125
Commercial Notes	1,781	-	1,781
Total	$14,903	$3	$14,906

	December 31, 2022
	Cost	Unrealized gain/(loss)	Market value
United States Treasury Bills	$9,991	$(2)	$9,989
Total	$9,991	$(2)	$9,989

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

Level 3 ‑ inputs are unobservable (supported by little or no market activity).

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

The following table presents the fair value of Company's assets that are measured at fair value on a recurring basis for the periods presented:

	June 30, 2023	Level 1	Level 2	Level 3
Assets
Money Market funds	$3,220	$-	$3,220	$-
High interest savings account	2,601	-	2,601	-
United States Treasury Bills, classified as short-term investments	13,125	-	13,125	-
Commercial Note, classified as short-term investments	1,781	-	1,781	-
Total	$20,727	$-	$20,727	$-

	December 31, 2022	Level 1	Level 2	Level 3
Assets
Money Market accounts	$165	$-	$165	$-
Money Market funds	22,343	-	22,343	-
High interest savings accounts	13,866	-	13,866	-
United States Treasury Bills	9,989	-	9,989	-
Total	$46,363	$-	$46,363	$-

8.
Accrued liabilities:

Accrued liabilities as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued personnel related costs	$1,645	$2,302
Accrued research and development expenses	6,029	3,122
Other accrued expenses	410	233
Total	$8,084	$5,657

9.
Lease liability

Aptose leases office space in San Diego, California and Toronto, Canada. On November 4, 2022, the lease for the San Diego office space was extended through May 31, 2026 (the "Third Amendment"). Management has determined that the Third Amendment represents a lease modification, as defined by ASC 842, Leases, does not meet the requirements for accounting as a separate contract and continues to meet the definition of an operating lease. The lease for the Toronto, Canada office space was extended for one year on February 23, 2023, with this extension expiring on June 30, 2024. The Company has not included any extension periods in calculating its right-to-use assets and lease liabilities. Aptose previously leased lab space in San Diego, which we exited prior to the expiration of the lease on February 28, 2023. The costs incurred in exiting this laboratory space were not material. The Company also enters into leases for small office equipment.

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,
2023	$233
2024	459
2025	462
2026	197
Total	$1,351

The following table presents the weighted average remaining term of the leases and the weighted average discount rate:

	June 30, 2023	December 31, 2022
Weighted-average remaining term – operating leases (years)	2.8	3.3
Weighted-average discount rate – operating leases	7.38%	6.62%

Lease liability, current portion	$387	$301
Lease liability, long-term portion	817	1,002
Total	$1,204	$1,303

Operating lease costs and operating cash flows from our operating leases are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease cost	$117	$117	$245	$238
Operating cash flows from operating leases	$45	$134	$173	$277

10.
Share capital:

On May 23, 2023, during the Aptose Annual and Special Meeting of Shareholders, our shareholders voted to approve special resolutions providing for an amendment to our articles of incorporation to effect a reverse share split of our outstanding Common Shares at a ratio in the range of 1-for-10 to 1-for-20. Our Board of Directors then approved a ratio of 1-for-15 on May 23, 2023. On May 24, 2023, we filed articles of amendment under the Canada Business Corporations Act to give effect to the Reverse Stock Split. The Common Shares commenced trading on a post-Reverse Stock Split basis at market open on Tuesday, June 6, 2023. All references in this report to historical Common Share prices, numbers of Common Shares, and earnings per share calculations have been presented to reflect the effect of the Reverse Stock Split.

The Company has authorized share capital of an unlimited number of common voting shares.

a.
Equity issuances:

(i) 2023 Committed Equity Facility ("Keystone Purchase Agreement")

On May 25, 2023, the Company and Keystone Capital Partners, LLC ("Keystone") entered into a committed equity facility, (the "Keystone Purchase Agreement"), which provides that subject to the terms and conditions set forth therein, we may sell to Keystone up to the lesser of (i) $25.0 million of the Common Shares and (ii) a number of Common Shares equal to 19.99% of the Common Shares outstanding immediately prior to the execution of the Keystone Purchase Agreement (subject to certain exceptions provided in the Purchase Agreement) (the “Total Commitment”), from time to time during the 24-month term of the Keystone Purchase Agreement. Additionally, on May 25, 2023, we entered into a Registration Rights Agreement with Keystone, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of Common Shares that are issued to Keystone under the Keystone Purchase Agreement. This registration statement became effective on June 30, 2023, and we commenced the Keystone Facility on July 10, 2023 (the “Commencement Date”)

Upon entering into the Keystone Purchase Agreement, the Company agreed to issue to Keystone an aggregate of 25,156 Common Shares (the “Commitment Shares”) as consideration for Keystone’s commitment to purchase Common Shares upon the Company’s direction under the Keystone Purchase Agreement. The Company issued 7,547 Common Shares, or

30% of the Commitment Shares, on the date of the Purchase Agreement (the “Initial Commitment Shares”). An additional 7,547 Common Shares, or 30% of the Commitment Shares, shall be issued to Keystone 90 days following the Commencement Date (the “First Back-End Commitment Shares”). The remaining 10,062 Common Shares, or 40% of the Commitment Shares, shall be issued to Keystone 180 days following the Commencement Date (the “Second Back-End Commitment Shares”, together with the First Back-End Commitment Shares, the “Back-End Commitment Shares”).

In the six months ended June 30, 2023, the Company's issuance of shares to Keystone was limited to the Initial Commitment Shares.

(ii) 2022 At-The-Market ("ATM") Facility

On December 9, 2022, the Company entered into an equity distribution agreement with Jones Trading acting as the agent under which the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $50 million through Jones Trading on Nasdaq (the "2022 ATM Facility"). During the year ended December 31, 2022, the Company issued 4,836 shares under this 2022 ATM Facility at an average price of $10.81 for gross proceeds of $52 thousand ($51 thousand net of share issuance costs). During the six months ended June 30, 2023, the Company issued 171,253 shares under this 2022 ATM Facility at an average price of $6.88 for gross proceeds of $1.2 million ($1.1 million net of share issuance costs). Costs associated with the proceeds consisted of 3% cash commission.

(iii) 2020 At-The-Market Facility

On May 5, 2020, the Company entered an “at-the-market” equity distribution agreement with Piper Sandler & Co. (“Piper Sandler”) and Canaccord Genuity LLC (“Canaccord Genuity”) acting as co-agents (the “2020 ATM Facility”). Under the terms of the 2020 ATM Facility, the Company could, from time to time, sell Common Shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on Nasdaq. During the six months ended June 30, 2022, the Company issued 1,869 shares under the 2020 ATM Facility at an average price of $15.90 for gross proceeds of $30 thousand ($29 thousand net of share issue costs). During the year ended December 31, 2022, the Company issued 3,646 shares under the 2020 ATM Facility at an average price of $14.25 for gross proceeds of $52 thousand ($50 thousand net of share issue costs). As of October 31, 2022, the date the Agreement was terminated, the Company had raised a total of $89 thousand gross proceeds ($86 thousand net of share issuance costs) under the 2020 ATM Facility. Costs associated with the proceeds consisted of a 3% cash commission.

b.
Loss per share:

Loss per common share is calculated using the weighted average number of common shares outstanding and is presented in the table below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(14,129)	$(10,565)	$(27,805)	$(22,046)
Weighted-average common shares – basic and diluted (in thousands)	6,234	6,150	6,219	6,149
Net loss per share – basic and diluted	$(2.27)	$(1.72)	$(4.47)	$(3.59)

The effects of any potential exercise of the Company’s stock options outstanding during the three-month and six-month periods ended June 30, 2023, and June 30, 2022 have been excluded from the calculation of diluted loss per common share, since such securities would be anti‑dilutive.

11.
Stock‑based compensation:

All references in this report to historical Common Share prices, numbers of Common Shares, and earnings per share calculations have been presented to reflect the effect of the Reverse Stock Split.

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

The aggregate number of our common shares, no par value, that may be issued under all awards under the New Incentive Plan is (i) 691,400, plus (ii) any of our common shares subject to any outstanding award under our prior plans that, after June 1, 2021, are not purchased or are forfeited or reacquired by us, or otherwise not delivered to the participant due to termination, cancellation or cash settlement of such award subject to the share counting provisions of the New Incentive Plan.

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

The ESPP allows eligible employees of the Company to purchase Common Shares through accumulated payroll deductions up to a maximum 15% of eligible compensation. The ESPP was implemented by consecutive offering periods with a new offering period commencing on the first trading day on or after February 1 and August 1 each year, or on such other date as the Board of Directors will determine and continuing thereafter until terminated in accordance with the Plan. Unless the Board of Directors provides otherwise, the purchase price will be equal to eighty-five percent (85%) of the fair market value of a Common Share on the offering date or the exercise date, whichever is lower. The maximum number of Common Shares available for sale under the ESPP is 113,333 Common Shares. The first six-month offering period began on February 1, 2022, and ended on August 1, 2022. There were 724 Common Shares issued under the ESPP as of December 31, 2022. The second six-month period began on August 1, 2022, and ended on February 1, 2023. There were 1,438 Common Shares issued under the ESPP during the six months ended June 30, 2023 (six months ended June 30, 2022 - nil).

Stock option transactions for the six months ended June 30, 2023, and June 30, 2022, are summarized as follows:

		Six months ended June 30, 2023
	Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding, beginning of period	1,100	$52.22
Granted	215	9.93
Exercised	—	—
Forfeited	(124)	49.51
Outstanding, end of the period	1,191	$45.06	7.3
Exercisable, end of the period	711	59.61	6.3
Vested and expected to vest, end of period	1,105	$46.74	7.2

		Six months ended June 30, 2022
	Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding, beginning of period	1,007	$68.30
Granted	375	18.50
Exercised	(1)	16.25
Forfeited	(104)	43
Outstanding, end of the period	1,277	$56.24	6.5
Exercisable, end of the period	710	69.73	4.8
Vested and expected to vest, end of period	1,192	$56.19	6.4

During the six months ended June 30, 2022, the option agreements of one Company officer were modified as part of a separation and release agreement. Vested options of 56,765, with exercise prices ranging from $20.10 to $103.65, were allowed to continue to be exercisable for an additional 12-month period, and also 31,810 options that would have expired unvested, were allowed to continue to vest for a 12-month period. As there was no service requirement, during the six months ended June 30, 2022, the Company recorded $67 thousand in additional compensation related to these modifications.

As of June 30, 2023, there was $2.17 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.53 years. As of June 30, 2023, total compensation cost not yet recognized related to grants under the ESPP was approximately $2 thousand, which is expected to be recognized over one month.

The following table presents the weighted average assumptions that were used in the Black‑Scholes option pricing model to determine the fair value of stock options granted during the period, and the resulting weighted-average fair values:

	Six months ended June 30, 2023	Six months ended June 30, 2022
Risk-free interest rate	3.41%	2.07%
Expected dividend yield	-	-
Expected volatility	80.3%	82.9%
Expected life of options	5 years	5 years
Grant date fair value	$6.57	$12.28

The Company uses historical data to estimate the expected dividend yield and expected volatility of its Common Shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

The following table presents the vesting terms of options granted in the period:

	Six months ended June 30, 2023	Six months ended June 30, 2022
	Number of options (in thousands)	Number of options (in thousands)
3-year vesting (50%-25%-25%)	49	28
4-year vesting (50%-16 2/3%-16 2/3%-16 2/3%)	166	347
Total stock options granted in the period	215	375

The Company has a stock incentive plan (SIP) pursuant to which the Board may grant stock-based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company. Each restricted unit is automatically redeemed for one common share of the Company upon vesting. During the six-month period ended June 30, 2023, the Company granted 38,000 restricted stock units ("RSUs") with immediate vesting and an exercise price of $9.90 (the "2023 RSU Grant"). On February 6, 2023, all of these RSUs were redeemed for 38,000 Common Shares. No RSUs were granted in the six months ended June 30, 2022. The following table presents the vesting and redemption of the RSUs granted in the three months and six months ended June 30, 2023 and June 30, 2022.

	Six months ended June 30, 2023		Six months ended June 30, 2022
	Number of options (in thousands)	Weighted average grant date fair value	Number of options (in thousands)	Weighted average grant date fair value
Outstanding, beginning of period	-	$-	-	$-
Granted	38	9.90	-	-
Vested and redeemed	(38)	(9.90)	-	-
Outstanding, ending of period	-	$-	-	$-

b.
Share-based payment expense

The Company recorded share-based payment expense related to stock options and RSUs as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development	$271	$537	$923	$1,483
General and administrative	498	242	1,720	1,810
	$769	$779	$2,643	$3,293

12.
Subsequent events

On August 10, 2023, the Company entered into a binding term sheet with Hanmi Pharmaceuticals Co., Ltd. (“Hanmi”) whereby Hanmi agreed at their sole discretion to invest over a time period ending June 30, 2024, up to a maximum of $7 million in Aptose up to a total ownership of 19.99 percent of Aptose by Hanmi (Hanmi currently holds 215,703 shares of Aptose). The deal is subject to completion of definitive documentation and customary closing conditions. The Company shall use the proceeds from this investment solely for tuspetinib-related business operations purposes. The Company currently has a licensing agreement with Hanmi for tuspetinib which was entered into on November 4, 2021. In 2022 the Company and Hanmi also entered into a separate supply agreement for additional production of new drug substance ("API") and drug product to support further tuspetinib clinical development for which the Company pays Hanmi per batch of production. The tuspetinib licensing agreement with Hanmi requires the Company to make milestone payments based on progression of research as outlined in Note 13 to the annual financial statements. The Company anticipates that $3 million will be invested by the end of August 2023, subject to the satisfaction of customary closing conditions. The second investment of up to $4 million or a maximum of 19.99 percent ownership interest in the Company by Hanmi is contingent on Aptose meeting certain manufacturing and data milestones related to tuspetinib by June 30, 2024 and anticipated to be achieved by year-end.

Subsequent to June 30, 2023, the Company issued 127,344 shares under the 2022 ATM Facility at an average price of $4.39 for gross proceeds of $559 thousand ($542 thousand net of share issuance costs). On a cumulative basis to August 10, 2023, the Company has issued 303,433 shares under the 2022 ATM Facility at an average price of $5.90 for gross proceeds of $1.79 million ($1.74 million net of share issue costs). Costs associated with the proceeds consisted of 3% cash commission.

Subsequent to June 30, 2023, the Company sold 11,421 shares to Keystone under the Keystone Equity Facility for net proceeds of $50,000.

Subsequent to June 30, 2023, the Company issued 4,453 shares under the ESPP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this management’s discussion and analysis, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes thereto contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and with our audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Tuspetinib is an orally administered, highly potent myeloid kinome inhibitor that selectively targets a constellation of kinases operative in myeloid malignancies and known to be involved in tumor proliferation, resistance to therapy, and differentiation. This small molecule anticancer agent is currently being evaluated in an international Phase 1/2 clinical trial in patients with relapsed or refractory acute myeloid leukemia ("R/R AML").

Luxeptinib is an orally administered, highly potent dual lymphoid and myeloid kinome inhibitor that selectively targets defined clusters of kinases that are operative in hematologic malignancies. This small molecule anticancer agent is currently being evaluated in a Phase 1a/b study for the treatment of patients having B-cell malignancies including classic chronic lymphocytic leukemia ("CLL"), small lymphocytic leukemia ("SLL") and certain non-Hodgkins lymphomas ("NHLs") that are resistant/refractory/intolerant to other therapies, and in a Phase 1 a/b study for the treatment of patients with R/R AML and high risk myelodysplastic syndromes (HR MDS).

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

The U.S. Food and Drug Administration ("FDA") granted orphan drug designation to tuspetinib for the treatment of patients with AML in October 2018. Orphan drug designation is granted by the FDA to encourage companies to develop therapies for the treatment of diseases that affect fewer than 200,000 individuals in the United States. Orphan drug status provides research and development tax credits, an opportunity to obtain grant funding, exemption from FDA application fees and other benefits. The orphan drug designation also provides us with seven additional years of marketing exclusivity in this indication. On May 3, 2022, the FDA granted Fast Track designation to tuspetinib for the treatment of patients with R/R AML with FLT3 mutation. Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need.

Manufacturing:

Following the tuspetinib licensing agreement between Aptose and Hanmi on November 4, 2021, Aptose received from Hanmi an existing inventory of drug product expected to support continuation of the current Phase 1/2 study. The Company and Hanmi also entered into a separate supply agreement in 2022 for additional production of new drug substance ("API") and drug product to support further clinical development. Additional batches of API and drug product have been manufactured during 2022 and 2023.

Program Updates at Recent Scientific Forums:

Concurrent with the European Hematology Association (EHA) Annual Congress held June 8-11, 2023, Aptose held an interim clinical update webcast on June 10, 2023, to present highlights from the ongoing clinical development of tuspetinib. Aptose reported completion of the tuspetinib dose escalation and dose exploration Phase 1/2 trial in 77 R/R AML patients, tuspetinib demonstrated a favorable safety profile, and tuspetinib delivered monotherapy responses across four dose levels with no dose-limiting toxicity in mutationally diverse and difficult to treat R/R AML populations, including patients with highly adverse mutations that typically do not respond to monotherapy or combination therapy: TP53-mutated patients with a CR/CRh = 20% and RAS-mutated patients with a CR/CRh = 22%. Aptose also reported completion of a successful End of Phase 1 (EOP1) Meeting with the US FDA for tuspetinib, that a monotherapy recommended phase 2 dose (RP2D) was selected as 80mg daily, and that all development paths remain open, including the single arm accelerated path. Following completion of the dose escalation and dose exploration phases of the Phase 1/2 clinical program, Aptose focused attention on the tuspetinib APTIVATE expansion trial. The APTIVATE trial is designed to identify patient populations sensitive to tuspetinib monotherapy (Tus) that may serve as development paths for single arm accelerated approval and to place tuspetinib in combination with venetoclax (Ven) as a (TusVen) doublet in R/R AML patients and identify patient populations of unmet need that are sensitive to the TusVen doublet and can serve as development paths for accelerated and full approvals. We reported that patient enrollment in the APTIVATE expansion trial has been brisk and preliminary CR activity had already been reported in patients receiving the TusVen doublet who previously failed therapy with venetoclax. During the interim clinical update webcast Aptose also reviewed clinical findings with the new G3 formulation of luxeptinib (Lux). Aptose disclosed that continuous dosing with 50mg of the G3 formulation achieves roughly an equivalent pharmacokinetic profile as 900mg original G1 formulation, and that dose escalation with the G3 formulation was anticipated.

On March 23, 2023, Aptose announced the APTIVATE Phase 1/2 expansion trial with tuspetinib had been initiated and already had treated several R/R AML patients in the monotherapy arm, and that patient enrollment had been initiated in the doublet combination treatment arm of the APTIVATE trial with tuspetinib and venetoclax (TusVen). Since then, patients have continued to enroll and receive tuspetinib on the monotherapy arm. Plus, enrollment and dosing of patients on the doublet arm (TusVen) have been brisk. Clinical investigator interest for tuspetinib is evident, and early signs of antileukemic activity during the APTIVATE trial have fueled the level of excitement for the trial.

Clinical responses to monotherapy with tuspetinib have been observed in a broad range of mutationally defined populations, including those with mutated forms of NPM1, MLL, TP53, DNMT3A, RUNX1, wild-type FLT3, ITD or TKD mutated FLT3, various splicing factors, and other genes. In the March 23, 2023, announcement, Aptose also highlighted an unexpected observation of a 29% CR/CRh response rate with tuspetinib monotherapy in R/R AML patients having mutations in the RAS gene or other genes in the RAS pathway. Responses in RAS-mutated patients are important because the RAS pathway is often mutated in response to therapy by other agents as the AML cells mutate toward resistance to those other agents. Collectively, these observations of broad clinical activity of tuspetinib, along with its favorable safety profile, position tuspetinib for potential accelerated development paths, as well as for doublet, triplet and maintenance therapy indications.

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

In December 2022, clinical data from an international Phase 1/2 study of tuspetinib in patients with R/R AML across clinical centers in the United States and South Korea were presented at the American Society of Hematology (ASH) Annual Meeting and presented during a Corporate Comprehensive Clinical Update Call held December 11, 2022. Data presented demonstrated that tuspetinib delivers single agent responses without prolonged myelosuppression or life-threatening toxicities in these very ill and heavily pretreated R/R AML patients. Responses were observed in a broad range of mutationally-defined populations, including those with mutated forms of NPM1, MLL, TP53, NRAS, KRAS, DNMT3A, RUNX1, wild-type FLT3, ITD or TKD mutated FLT3, various splicing factors, and other genes As of October 6, 2022, 60 heavily pretreated R/R AML patients were enrolled at multiple centers and treated at doses escalating from 20 mg to 200 mg, with further dose exploration at the 40 mg, 80 mg, 120 mg and 160 mg dose levels. Tuspetinib delivered multiple complete responses ("CRs") at 40 mg, 80 mg, 120 mg and 160 mg dose levels in which no dose-limiting toxicities ("DLT") were observed. Tuspetinib demonstrated clinically meaningful benefit in all responders, by either bridging successfully to hematopoietic stem cell transplant (HSCT) or leading to a durable response, as well as a favorable safety profile. In addition to 5 CRc and 1 PR reported at ASH 2021, 4 new CRc and 3 new PR had been generated during 2022. New responses during 2022 were achieved with 160 mg,120 mg, 80 mg, and 40 mg. Among efficacy evaluable patients treated with 80 mg, 120 mg, or 160mg, the following response rates ranging from 19% to 75% were achieved in specific genotypic subpopulations of r/r AML patients. Significant bone marrow leukemic blast reductions were observed broadly in FLT3+ and FLT3 wildtype patients across multiple dose levels, comparable to reported gilteritinib data, but in more heavily pre-treated relapsed and refractory AML patients. Vignettes of patient experiences highlight the potency and breadth of tuspetinib to deliver complete remissions among several mutationally-defined populations with a diversity of adverse mutations. Tuspetinib continued to show a favorable safety profile with only mild AEs and no DLTs up to 160 mg per day, and no drug discontinuations from drug related toxicity. No drug related SAE, drug related deaths, differentiation syndrome, AE of QT prolongation or DLT were observed through the 160 mg level. Tuspetinib avoids many of the typical toxicities observed with other tyrosine kinase inhibitors. Aptose identified a safe therapeutic range with a broad therapeutic window, spanning the dose levels of 40, 80, 120 and 160 milligrams. Aptose also announced that enrollment had been initiated in the APTIVATE expansion trial for monotherapy and drug combination therapy with tuspetinib. For the APTIVATE expansion trial, Aptose selected 120 mg as the initiating single agent expansion dose and 80 mg as the initiating dose selected for combination with venetoclax.

At the EHA Annual Congress 2022 held June 9-12, 2022, Aptose presented preclinical data from tuspetinib in a poster entitled “Myeloid Kinome Inhibitor HM43239 Overcomes Acquired Resistance in Acute Myeloid Leukemia Models.” Oral HM43239 potently inhibits kinases that drive AML, including SYK, diverse forms of the FLT3, JAK1 and JAK2, and mutant forms of the c-KIT kinases. The SYK and JAK1/2 intracellular kinases and the FLT3 (mutated and wildtype) and cKIT (mutated) receptor kinases mediate oncogenic signaling pathways in AML that can drive malignant proliferation and promote drug resistance to certain drugs. Tuspetinib was developed to overcome shortcomings of other drugs, such as simple SYK inhibitors and approved inhibitors of FLT3. These preclinical findings support the continued clinical development of tuspetinib for the treatment of multiple AML populations, particularly those who have failed by other therapies.

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

Luxeptinib is a novel, oral, highly potent lymphoid and myeloid kinase inhibitor that selectively targets defined clusters of kinases operative in myeloid and lymphoid hematologic malignancies. This small molecule anticancer agent is currently being evaluated in a Phase 1a/b study for the treatment of patients having B-cell malignancies including classic CLL, SLL and certain NHLs that are resistant/refractory/intolerant to other therapies. Under a separate Investigational New Drug (“IND”), luxeptinib is being evaluated in a

Phase 1a/b study for the treatment of patients with R/R AML or high risk MDS. It is hoped luxeptinib can serve patients across lymphoid and myeloid malignancies and combine well with other agents to extend its application to multiple lines of therapy.

During the fourth quarter of 2022, we completed dosing of the first, second, third, fourth, fifth, and sixth dose levels (150 mg, 300 mg, 450 mg, 600 mg, 750 mg, and 900 mg BID, respectively) of the original (Generation 1, G1) formulation in the Phase 1 a/b trial in patients with B-cell leukemias and lymphomas. Among enrolled patients at that time with an array of B-cell malignancies, we had observed inhibition of phospho-BTK and “on-target” lymphocytosis in patients with classic CLL and modest tumor reductions in patients with different tumor types, indicating target engagement and pharmacologic activity of luxeptinib. During the ASH Annual Meeting in December 2022, we announced that a CR was achieved with a diffuse large B-cell lymphoma patient at the 900 mg dose level of the original G1 formulation, demonstrating luxeptinib is active in certain B-cell malignancies.

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

As part of the ongoing dose escalation of the current formulation of luxeptinib in patients with B-cell malignancies and AML, Aptose has made significant progress in the development of a “third generation” (“G3”) formulation that could reduce total API administered, reduce pill burden, improve absorption, and increase exposure. Aptose began testing this new G3 formulation of luxeptinib as a single dose with 72-hour pharmacokinetics ("PK") analysis in the ongoing studies in patients with hematologic malignancies in the first half of fiscal 2022. On March 22, 2022, we announced that the preliminary PK findings with the G3 formulation were encouraging, and the exploration of the G3 formulation was ongoing.

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

On March 23, 2023, Aptose announced that during the fourth quarter of 2022, continuous dosing had been initiated with the new G3 formulation of luxeptinib in the ongoing Phase 1 a/b clinical trial in patients with R/R AML. Initial PK data from continuous dosing of the 50 mg G3 formulation show plasma exposure levels roughly equivalent to the 900mg dose (18-fold greater dose) of the original G1 formulation. Aptose will be reviewing all data with the data monitoring committee and will make the determination to escalate and at what dose.

Concurrent with the EHA Annual Congress held June 8-11, 2023, Aptose held an interim clinical update webcast on June 10, 2023. During the update, Aptose reviewed clinical findings with the new G3 formulation of luxeptinib. Aptose confirmed that continuous dosing with 50mg of the G3 formulation in multiple patients achieves roughly an equivalent pharmacokinetic profile as 900mg original G1 formulation, and that dose escalation with the G3 formulation was anticipated.

Research on luxeptinib continues, and a non-clinical article was published during the first quarter of 2023 in PLoS One, a highly respected online scientific publication. Titled, “Luxeptinib interferes with LYN-mediated activation of SYK and modulates BCR signaling in lymphoma,” the article helps elucidate the mechanism by which luxeptinib suppresses the B-cell receptor pathway in a manner distinct from the BTK inhibitor ibrutinib. Luxeptinib was more effective than ibrutinib at reducing both steady state and anti-IgM-induced phosphorylation of the LYN and SYK kinases upstream of BTK where ibrutinib has little or no effect, suggesting luxeptinib can play a role in B-cell malignancies and inflammatory diseases distinct from ibrutinib and other BTK inhibitors.

In a separate line of non-clinical research with luxeptinib, a group from the University of Texas MD Anderson Cancer Center led by Dr. Michael Andreeff published an article in June 2023 in the journal Haematologica. The article was entitled “Concomitant targeting of FLT3 and BTK overcomes FLT3 inhibitor resistance in acute myeloid leukemia through the inhibition of autophagy,” and the findings highlight the potential for co-targeting of FLT3/BTK/aurora kinases by luxeptinib to overcome resistance to certain FLT3 targeted therapies in AML, which is urgently needed.

Other corporate matters

On May 23, 2023, our shareholders voted to approve special resolutions providing for an amendment to our articles of incorporation to effect a reverse stock split (the “Reverse Stock Split”) of our outstanding common shares, no par value (the “Common Shares”) at a ratio in the range of 1-for-10 to 1-for-20. Our Board of Directors then approved a ratio of 1-for-15 on May 23, 2023. On May 24, 2023, we filed articles of amendment under the Canada Business Corporations Act to give effect to the reverse stock split (consolidation) of our Common Shares on the basis of one post-consolidation Common Share for each 15 pre-consolidation Common Shares. The Common Shares commenced trading on a post-Reverse Stock Split basis at market open on Tuesday, June 6, 2023. The Reverse Share Split was primarily intended to bring us into compliance with the minimum bid price requirement for maintaining the listing of the Common Shares on Nasdaq and to make the bid price more attractive to investors. On June 21, 2023, Nasdaq confirmed that we had regained compliance with the minimum bid price requirement. All references in this report to historical Common Share prices, numbers of Common Shares, and earnings per share calculations have been presented to reflect the effect of the Reverse Stock Split.

On May 25, 2023, we entered into a committed equity facility (the “2023 Equity Facility”) pursuant to a common share purchase agreement (the "Keystone Purchase Agreement") with Keystone Capital Partners, LLC ("Keystone"), which provides that subject to the terms and conditions set forth therein, we sell to Keystone up to the lesser of (i) $25.0 million of the Common Shares and (ii) a number of Common Shares equal to 19.99% of the Commons Shares outstanding immediately prior to the execution of the Keystone Purchase Agreement (subject to certain exceptions provided in the Purchase Agreement) (the “Total Commitment”), from time to time during the 24-month term of the Keystone Purchase Agreement. Additionally, on May 25, 2023, we entered into a Registration Rights Agreement with Keystone, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of Common Shares that are issued to Keystone under the Keystone Purchase Agreement. This registration statement became effective on June 30, 2023, and we commenced the Keystone Facility on July 10, 2023 (the “Commencement Date”).

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

Sources of liquidity:

The following table presents our cash and cash equivalents, investments and working capital as of June 30, 2023 and December 31, 2022.

(in thousands)	Balances at June 30, 2023	Balances at December 31, 2022
Cash and cash equivalents	$8,400	$36,970
Investments	14,906	9,989
Total	$23,306	$46,959

Working capital	$13,287	$37,235

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

All our cash is maintained at high-credit quality institutions. We minimize the cash levels above the insurance levels required by the Federal Deposit Insurance Corporation and the Canada Deposit Insurance Corporation, with excess cash invested in short-term investments with leading financial institutions.

Hanmi Equity Investment

On August 10, 2023, the Company entered into a binding term sheet with Hanmi Pharmaceuticals Co., Ltd. (“Hanmi”) whereby Hanmi agreed at their sole discretion to invest over a time period ending June 30, 2024, up to a maximum of $7 million in Aptose up to a total ownership of 19.99 percent of Aptose by Hanmi (Hanmi currently holds 215,703 shares of Aptose). The deal is subject to completion of definitive documentation and customary closing conditions. The Company shall use the proceeds from this investment solely for tuspetinib-related business operations purposes. The Company currently has a licensing agreement with Hanmi for tuspetinib which was entered into on November 4, 2021. In 2022 the Company and Hanmi also entered into a separate supply agreement for additional production of new drug substance ("API") and drug product to support further tuspetinib clinical development for which the Company pays Hanmi per batch of production. The tuspetinib licensing agreement with Hanmi requires the Company to make milestone payments based on progression of research as outlined in Note 13 to the annual financial statements. The Company anticipates that $3 million will be invested by the end of August 2023, subject to the satisfaction of customary closing conditions. The second investment of up to $4 million or a maximum of 19.99 percent ownership interest in the Company by Hanmi is contingent on Aptose meeting certain manufacturing and data milestones related to tuspetinib by June 30, 2024 and anticipated to be achieved by year-end.

2023 Equity Facility

All references in this report to historical Common Share prices, numbers of Common Shares, and earnings per share calculations have been presented to reflect the effect of the Reverse Stock Split.

On May 25, 2023, we entered into the 2023 Equity Facility, which provides that subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to sell to Keystone, and Keystone is obligated to purchase, up to the Total Commitment during the 24-month term of the Keystone Purchase Agreement and from and after the Commencement Date.

Upon entering into the Keystone Purchase Agreement, the Company agreed to issue to Keystone an aggregate of 25,156 Common Shares (the “Commitment Shares”) as consideration for Keystone’s commitment to purchase Common Shares upon the Company’s direction under the Purchase Agreement. The Company issued 7,547 Common Shares, or 30% of the Commitment Shares, on the date of the Purchase Agreement (the “Initial Commitment Shares”). An additional 7,547 Common Shares, or 30% of the Commitment Shares, shall be issued to Keystone 90 days following the Commencement Date. The remaining 10,062 Common Shares, or 40% of the Commitment Shares, shall be issued to Keystone 180 days following the Commencement Date.

In the six months ended June 30, 2023, the Company's issuance of Common Shares to Keystone was limited to the Initial Commitment Shares.

2022 Base Shelf

In October 2022, we filed a short form base shelf prospectus (the 2022 “Base Shelf”) that allows us to distribute, upon the filing of prospectus supplements, up to $200,000,000 of Common Shares, warrants, or units comprising any combination of Common Shares and warrants. The Base Shelf was declared effective by the SEC on October 21, 2022 and expires on October 7, 2025.

At-The-Market Facilities

All references in this report to historical Common Share prices, numbers of Common Shares, and earnings per share calculations have been presented to reflect the effect of the Reverse Stock Split.

On December 9, 2022, the Company entered into an equity distribution agreement with Jones Trading acting as the agent under which the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $50 million through Jones Trading on Nasdaq (the "2022 ATM Facility"). During the year ended December 31, 2022, the Company issued 4,836 shares under this 2022 ATM Facility at an average price of $10.81 for gross proceeds of $52 thousand ($51 thousand net of share issuance costs). During the six months ended June 30, 2023, the Company issued 171,253 shares under this 2022 ATM Facility at an average price of $6.88 for gross proceeds of $1.2 million ($1.1 million net of share issuance costs). On a cumulative basis to June 30, 2023, the Company has raised a total of $1.2 million gross proceeds ($1.1 million, net of share issue costs) under the 2022 ATM Facility. Costs associated with the proceeds consisted of 3% cash commission.

On May 5, 2020, the Company entered an “at-the-market” equity distribution agreement with Piper Sandler & Co. (“Piper Sandler”) and Canaccord Genuity LLC (“Canaccord Genuity”) acting as co-agents (the “2020 ATM Facility”). Under the terms of the 2020 ATM Facility, the Company could, from time to time, sell Common Shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on Nasdaq. During the six months ended June 30, 2022, the Company issued 1,869 shares under the 2020 ATM Facility at an average price of $15.90 for gross proceeds of $30 thousand ($29 thousand net of share issue costs). During the year ended December 31, 2022, the Company issued 3,646 shares under the 2020 ATM Facility at an average price of $14.25 for gross proceeds of $52 thousand ($50 thousand net of share issue costs). As of October 31, 2022, the date the Agreement was terminated, the Company had raised a total of $89 thousand gross proceeds ($86 thousand net of share issuance costs) under the 2020 ATM Facility. Costs associated with the proceeds consisted of a 3% cash commission.

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

Cash flows:

The following table presents a summary of our cash flows for the three-month and six-month periods ended June 30, 2023 and 2022:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net cash provided by (used in):
Operating activities	$(13,503)	$(7,047)	$(24,795)	$(16,692)
Investing activities	(1,960)	10,066	(4,931)	17,571
Financing activities	1,104	29	1,154	44
Effect of exchange rates changes on cash and cash equivalents	(3)	(5)	2	(3)
Net (decrease) increase in cash and cash equivalents	$(14,362)	$3,043	$(28,570)	$920

Cash used in operating activities:

Our cash used in operating activities for the three-month periods ended June 30, 2023 and 2022 was approximately $13.5 million and $7.0 million, respectively. Our cash used in operating activities for the six-month periods ended June 30, 2023 and 2022 was approximately $24.8 million and $16.7 million, respectively.

Net cash used in operating activities was higher in the three-month and six-month periods ended June 30, 2023, as compared to the three-month and six-month periods ended June 30, 2022, due primarily to higher operating expenses, as discussed further below (see “Results of Operations”). Our uses of cash for operating activities for both periods consisted primarily of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees and pass-through expenses paid in connection with preclinical and clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees.

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

Cash flow from (used in) investing activities:

Our cash used by investing activities for the three-month period ended June 30, 2023 was $2.0 million, and consisted of net acquisition of investments. Our cash provided by investing activities for the three-month period ended June 30, 2022 was $10.0 million, and consisted of net maturities of investments. Our cash used in investing activities for the six-month period ended June 30, 2023, was $4.9 million, and consisted of net acquisition of investments. Our cash provided by investing activities for the six-month period ended June 30, 2022 was $17.6 million, and consisted of net maturities of investments.

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

Cash flow from financing activities:

Our cash flow from financing activities for the three months ended June 30, 2023, was $1.1 million, resulting from shares issued from the 2022 ATM Facility. Our cash flow from financing activities for the three months ended June 30, 2022, was $29 thousand from shares issued from the 2020 ATM Facility. Our cash flow from financing activities for the six months ended June 30, 2023 was $1.2 million, and consisted of $1.1 million in proceeds from shares issued from the 2022 ATM Facility and $16 thousand in cash proceeds from the issuance of shares under our Employee Stock Purchase Plan. Our cash flow from financing activities for the six months ended June 30, 2022 was $29 thousand from shares issued from the 2020 ATM Facility and $15 thousand from the exercise of stock options.

CONTRACTUAL OBLIGATIONS and commitments described under Item 7

There were no material changes to our contractual obligations and commitments described under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which can be found on EDGAR at www.sec.gov/edgar.shtml and on SEDAR+ at www.sedarplus.ca.

RESULTS OF OPERATIONS

A summary of the results of operations for the three-month and six-month periods ended June 30, 2023 and 2022 is presented below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Revenues	$-	$-	$-	$-
Research and development expenses	10,582	7,341	19,393	14,734
General and administrative expenses	3,870	3,332	9,155	7,439
Other income, net	323	108	743	127
Net loss	$(14,129)	$(10,565)	$(27,805)	$(22,046)
Other comprehensive income/(loss)	(1)	(37)	3	(37)
Comprehensive loss	$(14,130)	$(10,602)	$(27,802)	$(22,083)
Basic and diluted loss per common share	$(2.27)	$(1.72)	$(4.47)	$(3.59)

Net loss for the three-month period ended June 30, 2023 increased by $3.6 million to $14.1 million, as compared to $10.6 million for the comparable period in 2022. Net loss for the six-month period ended June 30, 2023 increased by $5.7 million to $27.8 million, as compared to $22.0 million for the comparable period in 2022. Components of net loss are presented below:

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

The research and development expenses for the three-month and six-month periods ended June 30, 2023, and 2022 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Program costs – Tuspetinib	$8,070	$2,343	$12,845	$3,521
Program costs – Luxeptinib	706	2,404	1,995	5,234
Program costs – APTO-253	19	188	26	279
Personnel-related expenses	1,506	1,860	3,584	4,194
Stock-based compensation	271	537	924	1,483
Depreciation of equipment	10	9	19	23
Total	$10,582	$7,341	$19,393	$14,734

Research and development expenses increased by $3.2 million to $10.6 million for the three-month period ended June 30, 2023, as compared to $7.3 million for the comparative period in 2022. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

•
Program costs for tuspetinib were $8.1 million for the three-month period ended June 30, 2023. The higher program costs for Tuspetinib in the current period represent the enrollment of patients in our APTIVATE clinical trial, our healthy volunteer trial, manufacturing activities to support clinical development, and related expenses.
•
Program costs for luxeptinib decreased by approximately $1.7 million, primarily due to lower clinical trial costs and lower manufacturing costs as a result of the current formulation requiring less API than the prior formulation.
•
Program costs for APTO-253 decreased by approximately $169 thousand, due to the Company’s decision on December 20, 2021 to discontinue further clinical development of APTO-253.
•
Personnel-related expenses decreased by $354 thousand, related to fewer employees in the current three-month period, partially offset by salary increases.
•
Stock-based compensation decreased by approximately $266 thousand in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to stock options granted with lower grant date fair values, in the current period.

Research and development expenses increased by $4.7 million to $19.4 million for the six-month period ended June 30, 2023, as compared to $14.7 million for the comparative period in 2022. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

•
Program costs for tuspetinib were $12.8 million for the six-month period ended June 30, 2023, an increase of $9.3 million compared with $3.5 million in the corresponding period in 2022. The higher program costs for Tuspetinib in the current period represent the enrollment of patients in our APTIVATE clinical trial, our healthy volunteer trial, manufacturing activities to support clinical development, and related expenses.

•
Program costs for luxeptinib decreased by approximately $3.2 million from $5.2 million in the six months ended June 30, 2022 to $2.0 million in the current period, primarily due to lower clinical trial costs and lower manufacturing costs as a result of the current formulation requiring less API than the prior formulation.
•
Program costs for APTO-253 decreased by approximately $253 thousand, due to the Company’s decision on December 20, 2021 to discontinue further clinical development of APTO-253.
•
Personnel-related expenses decreased by $610 thousand, related to fewer employees in the current six-month period and partially offset by salary increases.
•
Stock-based compensation decreased by approximately $559 thousand in the six months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to stock options granted with lower grant date fair values, in the current period.

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

The general and administrative expenses for the three-month and six-month periods ended June 30, 2023, and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
General and administrative, excluding items below	$3,360	$3,069	$7,404	$5,590
Stock-based compensation	498	242	1,720	1,810
Depreciation of equipment	12	21	31	39
	$3,870	$3,332	$9,155	$7,439

General and administrative expenses for the three-month period ended June 30, 2023 were $3.9 million, as compared to $3.3 million for the comparative period in 2022, an increase of approximately $600 thousand. The increase was primarily due to the following:

•
General and administrative expenses, other than stock-based compensation and depreciation of equipment, increased by approximately $291 thousand in the three months ended June 30, 2023, primarily as a result of higher salaries expenses and higher professional fees.
•
Stock-based compensation increased by approximately $256 thousand in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, due to option forfeitures recorded in the three months ended June 30, 2022.

General and administrative expenses for the six-month period ended June 30, 2023 were $9.1 million, as compared to $7.4 million for the comparative period in 2022, an increase of approximately $1.7 million. The increase was primarily due to the following:

•
General and administrative expenses, other than stock-based compensation and depreciation of equipment, increased by approximately $1.8 million in the six months ended June 30, 2023, primarily as a result of higher salaries expenses and higher professional fees.
•
Stock-based compensation decreased by approximately $90 thousand in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, mostly as a result of lower grant date fair values in the current period, partially offset by the 2023 grant of restricted stock units (RSUs).

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

Significant Accounting Judgments and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 24, 2023. There were no material changes to our critical accounting policies and estimates during the three months ended June 30, 2023.

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

Although management does not expect our estimates to be materially different from amounts actually incurred, if the estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in the Company reporting amounts that are too high or too low in any particular period. As of June 30, 2023, the Company has recorded $0.9 million in prepaid expenses and approximately $6.0 million in accrued liabilities related to its research and development activities. If the estimates are too high or too low by a factor of 10% this would mean that prepaid expenses would be over or understated by approximately $90 thousand, and accrued liabilities would be over or understated by approximately $600 thousand. On a combined basis, this could mean an increase or decrease in research and development expenses by approximately $690 thousand. To date, there have been no material differences between the estimates of such expenses and the amounts actually incurred.

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

Updated share information

As of August 10, 2023, we had 6,519,201 Common Shares issued and outstanding. In addition, there were 1,189,532 Common Shares issuable upon the exercise of outstanding stock options.

ITEM 3 – QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide this information.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of our fiscal quarter ended June 30, 2023, evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of our fiscal quarter ended June 30, 2023, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6 – EXHIBITS

Exhibit Number	Description of Document
3.1	Certificate of Amendment (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2023)
10.1

Common Share Purchase Agreement, dated as of May 25, 2023, by and between the Company and Keystone Capital Partners, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2023)

10.2

Registration Rights Agreement, dated as of May 25, 2023, by and between the Company and Keystone Capital Partners, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2023)

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
101**

The following consolidated financial statements from the Aptose Biosciences Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) statements of operations and comprehensive loss, (ii) balance sheets, (iii) statements of changes of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August, 2023.

APTOSE BIOSCIENCES INC.

By:	/s/ William G. Rice, Ph.D.
William G. Rice, Ph.D. President and Chief Executive Officer