Form 10-Q
period 2023-09-30
Aptose Biosciences Inc.
filed 2023-11-09
CIK 882361

on

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 9, 2023, the registrant had 7,816,923 common shares outstanding.

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
•
our ability to meet certain milestones related to tuspetinib in order to complete the second tranche of the investment by Hanmi Pharmaceutical Co. Ltd. ("Hanmi") and our ability to find alternative financing if the full value of the investment is not received;
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
•
future sales of our common shares (the "Common Shares") by us or by our existing shareholders could cause our share price to drop;
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
•
our ability to issue and sell Common Shares under the 2022 ATM Facility, or the 2023 Committed Equity Facility (as defined below);
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

PART I—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Interim Financial Statements

(Unaudited)

APTOSE BIOSCIENCES INC.

For the three months and nine months ended September 30, 2023 and 2022

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Financial Position

(Expressed in thousands of US dollars)

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$15,720	$36,970
Investments	1,997	9,989
Prepaid expenses	1,693	2,303
Other current assets	261	257
Total current assets	19,671	49,519

Non-current assets:
Property and equipment	170	211
Right-of-use assets, operating leases	1,035	1,297
Total non-current assets	1,205	1,508

Total assets	$20,876	$51,027
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,811	$6,326
Accrued liabilities	9,129	5,657
Advance for equity issuances	50	-
Current portion of lease liability, operating leases	390	301
Total current liabilities	12,380	12,284

Non-current liabilities:
Lease liability, operating leases	720	1,002
Total liabilities	13,100	13,286

Shareholders’ equity:
Share capital:
Common shares, no par value, unlimited authorized shares, 7,542,760 and 6,157,749 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	443,938	437,520
Additional paid-in capital	71,735	68,869
Accumulated other comprehensive loss	(4,315)	(4,318)
Deficit	(503,582)	(464,330)
Total shareholders’ equity	7,776	37,741

Total liabilities and shareholders’ equity	$20,876	$51,027

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

Going concern, see Note 2.

Commitments, see Note 9.

Related party transactions, see Note 10.

Subsequent events, see Note 13.

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue	$-	$-	$-	$-

Expenses:
Research and development	8,256	6,578	27,649	21,312
General and administrative	3,425	3,448	12,580	10,887
Operating expenses	11,681	10,026	40,229	32,199

Other income/(expense):
Interest income	232	254	980	387
Foreign exchange gain/(loss)	2	(5)	(3)	(11)
Total other income	234	249	977	376

Net loss	$(11,447)	$(9,777)	$(39,252)	$(31,823)

Other comprehensive loss:
Unrealized gain/(loss) on available-for-sale securities	-	20	3	(17)
Total comprehensive loss	$(11,447)	$(9,757)	$(39,249)	$(31,840)

Basic and diluted loss per common share	$(1.76)	$(1.59)	$(6.14)	$(5.17)

Weighted average number of common shares outstanding used in the calculation of (in thousands) Basic and diluted loss per common share	6,495	6,153	6,391	6,150

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

	Common Shares		Additional	Accumulated other
	Shares (in thousands)	Amount	paid-in capital	comprehensive loss	Deficit	Total
Balance, December 31, 2022	6,158	$437,520	$68,869	$(4,318)	$(464,330)	$37,741
Common shares issued under the Hanmi Subscription Agreement	668	3,000	-	-	-	3,000
Common shares issued in exchange for RSUs	38	376	(376)	-	-	-
Common shares issued under the 2023 Committed Equity Facility	336	1,185	-	-	-	1,185
Common shares issued under the 2022 ATM Facility	337	1,828	-	-	-	1,828
Stock-based compensation	-	-	3,242	-	-	3,242
Common shares issued under the ESPP plan	6	29	-	-	-	29
Other comprehensive gain	-	-	-	3	-	3
Net loss	-	-	-	-	(39,252)	(39,252)
Balance, September 30, 2023	7,543	$443,938	$71,735	$(4,315)	$(503,582)	$7,776
Balance, December 31, 2021	6,148	$437,386	$63,673	$(4,316)	$(422,507)	$74,236
Common shares issued under the 2020 ATM Facility	4	50	-	-	-	50
Common shares issued upon exercise of stock options	1	26	(11)	-	-	15
Common shares issued under the ESPP plan	1	7	-	-	-	7
Stock-based compensation	-	-	4,346	-	-	4,346
Other comprehensive loss	-	-	-	(17)	-	(17)
Net loss	-	-	-	-	(31,823)	(31,823)
Balance, September 30, 2022	6,154	$437,469	$68,008	$(4,333)	$(454,330)	$46,814

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in thousands of US dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cash flows used in operating activities:
Net loss for the period	$(11,447)	$(9,777)	$(39,252)	$(31,823)
Items not involving cash:
Stock-based compensation	599	1,053	3,242	4,346
Depreciation and amortization	20	30	70	92
Loss on disposal of property and equipment	-	-	-	4
Amortization of right-of-use assets	91	111	286	336
Interest on lease liabilities	23	4	73	17
Unrealized (gain)/loss on short-term investment	(1)	7	(3)	10
Accrued interest on investments	(44)	78	(56)	85
Changes in non-cash operating assets and liabilities:
Prepaid expenses	29	825	646	1,638
Other current assets	(44)	(225)	(4)	(213)
Operating lease liabilities	(117)	(134)	(290)	(411)
Accounts payable	(690)	23	(3,515)	717
Accrued liabilities	1,045	1,026	3,472	1,531
Cash used in operating activities	(10,536)	(6,979)	(35,331)	(23,671)

Cash flows from financing activities:
Shares issuances to Hanmi under subscription agreement	3,000	-	3,000	-
Issuance of common shares under 2022 ATM Facility	694	-	1,837	-
Issuance of common shares under 2023 Committed Equity Facility	1,150	-	1,150	-
Share subscription advance under the 2023 Committed Equity Facility	50	-	50	-
Cost of offering	(5)	-	(10)	-
Issuance of common shares under the ESPP plan	13	-	29	-
Issuance of common shares under 2020 ATM Facility	-	21	-	50
Issuance of common shares upon exercise of stock options	-	-	-	15
Cash from financing activities	4,902	21	6,056	65

Cash flows from/(used in) investing activities:
Maturity /(acquisition) of investments, net	12,953	(5,078)	8,051	12,517
Purchase of property and equipment	-	-	(29)	(24)
Cash from/(used in) investing activities	12,953	(5,078)	8,022	12,493

Effect of exchange rate fluctuations on cash and cash equivalents	1	(7)	3	(10)
Increase /(decrease) in cash and cash equivalents	$7,320	$(12,043)	$(21,250)	$(11,123)
Cash and cash equivalents, beginning of period	$8,400	$40,034	$36,970	$39,114
Cash and cash equivalents, end of period	$15,720	$27,991	$15,720	$27,991

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three months and nine months ended September 30, 2023 and 2022

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

1.
Reporting entity:

Aptose Biosciences Inc. (“Aptose,” “the Company,” “we,” “us,” or “our”) is a science-driven, clinical-stage biotechnology company committed to the development and commercialization of precision medicines addressing unmet clinical needs in oncology, with an initial focus on hematology. The Company's small molecule cancer therapeutics pipeline includes products designed to provide single agent efficacy and to enhance the efficacy of other anti-cancer therapies and regimens without overlapping toxicities. The Company’s executive offices are located in San Diego, California, and our head office is located in Toronto, Canada.

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

Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We plan to raise additional funds to fund our business operations but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. The Company's current cash, cash equivalents and investments will enable the support of operations through March 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, see Note 2(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2023, the Company had an accumulated deficit of approximately $503.6 million (December 31, 2022, $464.3 million); cash and cash equivalents and investment balances of approximately $17.7 million (December 31, 2022, $47.0 million); and working capital of approximately $7.3 million (December 31, 2022, $37.2 million). Management recognizes that in order to meet the capital requirements, and continue to operate, additional financing will be necessary. The Company plans to raise additional funds to fund our business operations through equity financing under the 2022 ATM Facility, 2023 Committed Equity Facility and the Hanmi Subscription Agreement, as further described in note 10. Management continues considering other options for raising capital including debt, equity, collaborations, and reorganization to reduce operational expenses. However, given the impact of the financial markets, the Company may be unable to access financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On May 23, 2023, during the Aptose Annual and Special Meeting of Shareholders, our shareholders voted to approve special resolutions providing for an amendment to our articles of incorporation to effect a reverse share split of our outstanding Common Shares, at a ratio in the range of 1-for-10 to 1-for-20. Our Board of Directors then approved a ratio of 1-for-15 on May 23, 2023. On May 24, 2023, we filed articles of amendment under the Canada Business Corporations Act ("CBCA") to give effect to the reverse stock split (consolidation) of our Common Shares on the basis of one post-consolidation Common Share for each 15 pre-consolidation Common Shares (the “Reverse Stock Split”). The Common Shares commenced trading on a post-Reverse Stock Split basis at market open on Tuesday, June 6, 2023. All references in this report to historical Common Share prices, numbers of Common Shares, and earnings per share calculations have been presented to reflect the effect of the Reverse Stock Split.

2.
Significant accounting policies:
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

As of September 30, 2023, the Company had an accumulated deficit of approximately $503.6 million (December 31, 2022, $464.3 million); cash and cash equivalents and investment balances of approximately $17.7 million (December 31, 2022, $47.0 million); and working capital of approximately $7.3 million (December 31, 2022, $37.2 million). In order for the Company to meet its capital requirements, and continue to operate, additional financing will be necessary. The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, debt financing, committed equity facilities or other financing instruments and restructuring of operations to decrease expenses. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The Company's current cash, cash equivalents and investments will enable the support of operations through March 2024. The consolidated financial statements do not reflect any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. Such adjustments may be material.

b.
Basis of consolidation:

These condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions, balances, revenue, and expenses are eliminated on consolidation.

c.
Significant accounting policies, estimates and judgments:

During the nine months ended September 30, 2023, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 24, 2023.

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

d.
Recent Accounting Pronouncements

We have adopted no new accounting pronouncements during the nine months ended September 30, 2023. There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

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

3.
Cash and cash equivalents:

Cash and cash equivalents as of September 30, 2023, consist of cash of $1.691 million (December 31, 2022 ‑ $596 thousand), deposits in high interest savings accounts, money market funds and accounts with maturities of less than 90 days totaling of $14.029 million (December 31, 2022 ‑ $36.374 million).

4.
Prepaid expenses:

Prepaid expenses as of September 30, 2023 and December 31, 2022 are shown below. Other prepaid expenses primarily consist of subscriptions, software, conference deposits and deposits for general and administrative items.

	September 30,	December 31,
	2023	2022
Prepaid research and development expenses	$1,069	$1,271
Prepaid insurance	108	893
Deferred financing expenses	248	5
Other prepaid operating expenses	268	134
Total	$1,693	$2,303

5.
Right-of-use assets:

	September 30,	December 31,
	2023	2022
Right-of-use assets, beginning of period	$3,100	$1,860
Additions to right-of-use assets	24	1,240
Right-of-use assets, end of period	3,124	3,100
Accumulated amortization	(2,089)	(1,803)
Right-of use assets, NBV	$1,035	$1,297

6.
Investments:

Investments consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Cost	Unrealized gain/(loss)	Market value
Commercial Notes	1,996	1	1,997
Total	$1,996	$1	$1,997

	December 31, 2022
	Cost	Unrealized gain/(loss)	Market value
United States Treasury Bills	$9,991	$(2)	$9,989
Total	$9,991	$(2)	$9,989

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

Level 3 ‑ inputs are unobservable (supported by little or no market activity).

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

The following table presents the fair value of Company's assets that are measured at fair value on a recurring basis for the periods presented:

	September 30, 2023	Level 1	Level 2	Level 3
Assets
Money Market funds	$2,005	$-	$2,005	$-
High interest savings account	4,565	-	4,565	-
United States Treasury Bills	7,459	-	7,459	-
Commercial Note, classified as short-term investments	1,997	-	1,997	-
Total	$16,026	$-	$16,026	$-

	December 31, 2022	Level 1	Level 2	Level 3
Assets
Money Market accounts	$165	$-	$165	$-
Money Market funds	22,343	-	22,343	-
High interest savings accounts	13,866	-	13,866	-
United States Treasury Bills	9,989	-	9,989	-
Total	$46,363	$-	$46,363	$-

8.
Accrued liabilities:

Accrued liabilities as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued personnel related costs	$2,020	$2,302
Accrued research and development expenses	6,830	3,122
Other accrued expenses	279	233
Total	$9,129	$5,657

9.
Lease liability:

Aptose leases office space in San Diego, California and Toronto, Canada. On November 4, 2022, the lease for the San Diego office space was extended through May 31, 2026 (the "Third Amendment"). Management has determined that the Third Amendment represents a lease modification, as defined by ASC 842, Leases, does not meet the requirements for accounting as a separate contract and continues to meet the definition of an operating lease. The lease for the Toronto, Canada office space was extended for one year on February 23, 2023, with this extension expiring on September 30, 2024. The Company has not included any extension periods in calculating its right-to-use assets and lease liabilities. Aptose previously leased lab space in San Diego, which we exited prior to the expiration of the lease on February 28, 2023. The costs incurred in exiting this laboratory space were not material. The Company also enters into leases for small office equipment.

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,
2023	$116
2024	459
2025	462
2026	197
Total	$1,234

The following table presents the weighted average remaining term of the leases and the weighted average discount rate:

	September 30, 2023	December 31, 2022
Weighted-average remaining term – operating leases (years)	2.6	3.3
Weighted-average discount rate – operating leases	7.38%	6.62%

Lease liability, current portion	$390	$301
Lease liability, long-term portion	720	1,002
Total	$1,110	$1,303

Operating lease costs and operating cash flows from our operating leases are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease cost	$114	$115	$359	$353
Operating cash flows from operating leases	$117	$134	$290	$411

10.
Related party transactions:

Hanmi Pharmaceutical Co. Ltd.

On November 4, 2021, Aptose entered a licensing agreement with the South Korean company Hanmi for the clinical and commercial development of tuspetinib (formerly HM43239). Under the terms of the agreement, Hanmi granted Aptose exclusive worldwide rights to tuspetinib for all indications. Hanmi received an upfront payment of $12.5 million, including $5 million in cash and $7.5 million in Common Shares. Aptose issued Hanmi 215,703 Common Shares in this upfront licensing payment. Hanmi will also receive up to $407.5 million in future milestone payments contingent upon achieving certain clinical, regulatory and sales milestones across several potential indications, as well as tiered royalties on net sales. The Hanmi milestone payments based on progression of research as outlined in Note 13 to the Annual report on Form 10-K for the year ended December 31, 2022. The term of the agreement will continue on a product-by-product and country-by-country basis until the expiration of the royalty period for such product in such country. The licenses to Aptose will survive and become non-exclusive, perpetual, irrevocable and fully paid-up on a product-by-product and country-by-country basis, upon their natural expiration under the terms of the agreement.

In 2022, the Company and Hanmi also entered into a separate supply agreement for additional production of new drug substance ("API") and drug product to support further tuspetinib clinical development, for which the Company pays Hanmi per batch of production. Expenses related to this supply agreement have been recognized by the Company, amounting to $3.1 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively. Since inception to September 30, 2023, $6.7 million have been recognized for the period under the supply agreement.

The Company paid supply costs to Hanmi of $4.5 million and nil in the nine months ended September 30, 2023 and 2022, respectively. Since inception to September 30, 2023, payments of $4.5 million have been made under the supply agreement. At September 30, 2023, there was $2.2 million in accrued liabilities related to the supply agreement. (At December 31, 2022, there was $3 million in accounts payable and $572 thousand in accrued liabilities).

On August 10, 2023, the Company entered into a binding term sheet with Hanmi whereby Hanmi agreed at their sole discretion to invest, up to a maximum of $7 million in Aptose up to a total ownership of 19.99 percent of Aptose by Hanmi. On September 6, 2023, the Company entered into a subscription agreement with Hanmi, pursuant to which the Corporation agreed to sell 668,449 Common Shares to Hanmi for proceeds of $3 million. The issuance of shares, in exchange for proceeds of $3 million, is recorded in Common Shares on the balance sheet as of September 30, 2023. The second investment of up to $4 million or a maximum of 19.99 percent ownership interest in the Company by Hanmi is contingent on Aptose meeting certain manufacturing and data milestones related to tuspetinib by June 30, 2024.

Hanmi held 884,152 Common Shares of Aptose as of September 30, 2023.

11.
Share capital:

On May 23, 2023, during the Aptose Annual and Special Meeting of Shareholders, our shareholders voted to approve special resolutions providing for an amendment to our articles of incorporation to effect a reverse share split of our outstanding Common Shares at a ratio in the range of 1-for-10 to 1-for-20. Our Board of Directors then approved a ratio of 1-for-15 on May 23, 2023. On May 24, 2023, we filed articles of amendment under the CBCA to give effect to the Reverse Stock Split. The Common Shares commenced trading on a post-Reverse Stock Split basis at market open on Tuesday, June 6, 2023. All references in this report to historical Common Share prices, numbers of Common Shares, and earnings per share calculations have been presented to reflect the effect of the Reverse Stock Split.

The Company has authorized share capital of an unlimited number of Common Shares.

a.
Equity issuances:

(i) Hanmi

On August 10, 2023, the Company entered into a binding term sheet with Hanmi whereby Hanmi agreed at their sole discretion to invest, up to a maximum of $7 million in Aptose up to a total ownership of 19.99 percent of Aptose by Hanmi. On September 6, 2023, the Company entered into a subscription agreement with Hanmi, pursuant to which the Corporation agreed to sell 668,449 Common Shares to Hanmi for proceeds of $3 million. The second investment of up to $4 million or a maximum of 19.99 percent ownership interest in the Company by Hanmi is contingent on Aptose meeting certain manufacturing and data milestones related to tuspetinib by June 30, 2024. Hanmi held 884,152 Common Shares of Aptose as of September 30, 2023.

(ii) 2023 Committed Equity Facility

On May 25, 2023, the Company and Keystone Capital Partners, LLC ("Keystone") entered into a committed equity facility, (the "2023 Committed Equity Facility"), which provides that subject to the terms and conditions set forth therein, we may sell to Keystone up to the lesser of (i) $25.0 million of the Common Shares and (ii) a number of Common Shares equal to 19.99% of the Common Shares outstanding immediately prior to the execution of the 2023 Committed Equity Facility Agreement with Keystone which respect to the 2023 Committed Equity Facility (subject to certain exceptions) (the “Total Commitment”), from time to time during the 24-month term of the 2023 Committed Equity Facility. Additionally, on May 25, 2023, the Company entered into a Registration Rights Agreement with Keystone, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of Common Shares that are issued to Keystone under the 2023 Committed Equity Facility. This registration statement became effective on June 30, 2023 and the 2023 Committed Equity Facility commencement date was July 12, 2023 (the "Commencement Date").

Upon entering into the 2023 Committed Equity Facility, the Company agreed to issue to Keystone an aggregate of 25,156 Common Shares (the “Commitment Shares”) as consideration for Keystone’s commitment to purchase Common Shares upon the Company’s direction under the 2023 Committed Equity Facility. The Company issued 7,547 Common Shares, or 30% of the Commitment Shares, on the date of the 2023 Committed Equity Facility Agreement (the “Initial Commitment Shares”). An additional 7,547 Common Shares, or 30% of the Commitment Shares, were to be issued to Keystone 90 days following the Commencement Date (the “First Back-End Commitment Shares”). The remaining 10,062 Common Shares, or 40% of the Commitment Shares, shall be issued to Keystone 180 days following the Commencement Date (the “Second Back-End Commitment Shares”, together with the First Back-End Commitment Shares, the “Back-End Commitment Shares”).

In the nine months ended September 30, 2023, the Company's issuance of Common Shares to Keystone comprised 328,438 Common shares sold to Keystone at an average price of $3.5 per Common share for cash proceeds of $ 1.15 million and the 7,547 Common Shares issued for nil cash proceeds as the Initial Commitment Shares on the Commencement Date. The Company raised a total of $1,150,000 in cash proceeds from issuing Common Shares to Keystone as of September 30, 2023. In addition, the Company received $50,000 in September for 17,857 Common Shares that were issued subsequent to September 30, 2023. See Note 13, Subsequent events.

(iii) 2022 At-The-Market Facility

On December 9, 2022, the Company entered into an equity distribution agreement pursuant to which the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $50 million through Jones Trading Institutional Services LLC ("Jones Trading") on Nasdaq (the "2022 ATM Facility"). During the year ended December 31, 2022, the Company issued 4,836 Common Shares under this 2022 ATM Facility at an average price of $10.81 per Common Share for gross proceeds of $52 thousand ($51 thousand net of share issuance costs). During the nine months ended September 30, 2023, the Company issued 336,690 Common Shares under this 2022 ATM Facility at an average price of $5.62 for gross proceeds of $1.9 million ($1.8 million net of share issuance costs). The Company raised a total of $1.94 million in cash proceeds from issuing Common Shares under the 2022 ATM Facility as of September 30, 2023. Costs associated with the proceeds consisted of 3% cash commission.

(iv) 2020 At-The-Market Facility

On May 5, 2020, the Company entered an “at-the-market” equity distribution agreement with Piper Sandler & Co. (“Piper Sandler”) and Canaccord Genuity LLC (“Canaccord Genuity”) acting as co-agents (the “2020 ATM Facility”). Under the terms of the 2020 ATM Facility, the Company could, from time to time, sell Common Shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on Nasdaq. During the nine months ended September 30, 2022, the Company issued 3,646 Common Shares under the 2020 ATM Facility at an average price of $14.25 per Common Share for gross proceeds of $52 thousand ($50 thousand net of share issuance costs). As of October 31, 2022, the date the 2020 ATM Facility was terminated, the Company had raised a total of $89 thousand gross proceeds ($86 thousand net of share issuance costs) under the 2020 ATM Facility. Costs associated with the proceeds consisted of a 3% cash commission.

b.
Loss per share:

Loss per share is calculated using the weighted average number of Common Shares outstanding and is presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(11,447)	$(9,777)	$(39,252)	$(31,823)
Weighted-average common shares – basic and diluted (in thousands)	6,495	6,153	6,391	6,150
Net loss per share – basic and diluted	$(1.76)	$(1.59)	$(6.14)	$(5.17)

The effects of any potential exercise of the Company’s stock options outstanding during the three-month and nine-month periods ended September 30, 2023, and September 30, 2022 have been excluded from the calculation of diluted loss per share, since such securities would be anti‑dilutive.

12.
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

The Company currently maintains its existing Share Option Plan. Effective June 1, 2021, no further grants have been made under the Share Option Plan, though existing grants under the Share Option Plan remain in effect in accordance with their terms.

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

The ESPP allows eligible employees of the Company to purchase Common Shares through accumulated payroll deductions up to a maximum 15% of eligible compensation. The ESPP was implemented by consecutive offering periods with a new offering period commencing on the first trading day on or after February 1 and August 1 each year, or on such other date as the Board of Directors will determine and continuing thereafter until terminated in accordance with the Plan. Unless the Board of Directors provides otherwise, the purchase price will be equal to eighty-five percent (85%) of the fair market value of a Common Share on the offering date or the exercise date, whichever is lower. The maximum number of Common Shares available for sale under the ESPP is 113,333 Common Shares. The first six-month offering period began on February 1, 2022, and ended on August 1, 2022. There were 724 Common Shares issued under the ESPP as of December 31, 2022. The second six-month period began on August 1, 2022, and ended on February 1, 2023. The third six-month period began on February 2, 2023, and ended on August 1, 2023. There were 5,991 and 724 Common Shares issued under the ESPP during the nine months ended September 30, 2023 and September 30, 2022, respectively.

Stock option transactions for the nine months ended September 30, 2023 and September 30, 2022 are summarized as follows:

		Nine months ended September 30, 2023
	Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding, beginning of period	1,100	$52.22
Granted	217	9.87
Exercised	-	-
Forfeited	(125)	49.58
Outstanding, end of the period	1,192	$44.76	7.1
Exercisable, end of the period	718	58.98	6.1
Vested and expected to vest, end of period	1,107	$46.42	7.0

		Nine months ended September 30, 2022
	Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding, beginning of period	1,007	$68.30
Granted	420	17.82
Exercised	(1)	16.25
Forfeited	(155)	47.42
Outstanding, end of the period	1,271	$54.00	6.3
Exercisable, end of the period	704	67.95	4.5
Vested and expected to vest, end of period	1,186	$55.20	6.1

During the nine months ended September 30, 2022, the option agreements of one Company officer were modified as part of a separation and release agreement. 56,765 vested options, with exercise prices ranging from $20.10 to $103.65, were allowed to continue to be exercisable for an additional 12-month period, and also 31,810 options that would have expired unvested, were allowed to continue to vest for a 12-month period. As there was no service requirement, during the nine months ended September 30, 2022, the Company recorded $67 thousand in additional compensation related to these modifications.

As of September 30, 2023, there was $1.61 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.47 years. As of September 30, 2023, total compensation cost not yet recognized related to grants under the ESPP was approximately $4 thousand, which is expected to be recognized over four months.

The following table presents the weighted average assumptions that were used in the Black‑Scholes option pricing model to determine the fair value of stock options granted during the period, and the resulting weighted-average fair values:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Risk-free interest rate	3.42%	2.17%
Expected dividend yield	-	-
Expected volatility	80.3%	82.7%
Expected life of options (years)	5	5
Grant date fair value	$6.53	$11.85

The Company uses historical data to estimate the expected dividend yield and expected volatility of its Common Shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

The following table presents the vesting terms of options granted in the period:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
	Number of options (in thousands)	Number of options (in thousands)
3-year vesting (50%-25%-25%)	48	348
4-year vesting (50%-16 2/3%-16 2/3%-16 2/3%)	169	32
Performance-based vesting	-	40
Total stock options granted in the period	217	420

The Company has a stock incentive plan (SIP) pursuant to which the Board may grant stock-based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company. Each restricted stock unit ("RSU") is automatically redeemed for one Common Share of the Company upon vesting. During the nine-month period ended September 30, 2023, the Company granted 38,000 RSUs with immediate vesting and an exercise price of $9.90 (the "2023 RSU Grant"). On February 6, 2023, all of these RSUs were redeemed for 38,000 Common Shares. No RSUs were granted in the nine months ended September 30, 2022. The following table presents the vesting and redemption of the RSUs granted in the three months and nine months ended September 30, 2023 and September 30, 2022.

	Nine months ended September 30, 2023		Nine months ended September 30, 2022
	Number of options (in thousands)	Weighted average grant date fair value	Number of options (in thousands)	Weighted average grant date fair value
Outstanding, beginning of period	-	$-	-	$-
Granted	38	9.90	-	-
Vested and redeemed	(38)	(9.90)	-	-
Outstanding, ending of period	-	$-	-	$-

b.
Share-based payment expense

The Company recorded share-based payment expense related to stock options and RSUs as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development	$259	$440	$1,182	$1,923
General and administrative	340	613	2,060	2,423
	$599	$1,053	$3,242	$4,346

13.
Subsequent events

Subsequent to September 30, 2023, the Company issued 274,163 Common Shares to Keystone under the 2023 Committed Equity Facility. 248,759 Common Shares were issued for $600,000 in cash proceeds received in October, 17,857 Common Shares were issued in October in exchange for $50,000 in cash proceeds received in September. The issuance of 7,547 First Back-End Commitment Shares was initiated in September and completed in October.

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

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes thereto contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and with our audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Tuspetinib is an orally administered, highly potent myeloid kinase inhibitor that selectively targets a constellation of kinases operative in myeloid malignancies and known to be involved in tumor proliferation, resistance to therapy, and differentiation. This small molecule anticancer agent is currently being evaluated in an international Phase 1/2 clinical trial in patients with relapsed or refractory acute myeloid leukemia ("R/R AML") as a single agent therapy and in combination with the venetoclax BCL-2 inhibitor (TUS/VEN doublet combination therapy).

Luxeptinib is an orally administered, highly potent dual lymphoid and myeloid kinase inhibitor that selectively targets defined clusters of kinases that are operative in hematologic malignancies. This small molecule anticancer agent is currently being evaluated in a Phase 1a/b study for the treatment of patients having B-cell malignancies including classic chronic lymphocytic leukemia ("CLL"), small lymphocytic leukemia ("SLL") and certain non-Hodgkins lymphomas ("NHLs") that are resistant/refractory/intolerant to other therapies, and in a Phase 1 a/b study for the treatment of patients with R/R AML and high risk myelodysplastic syndromes ("HR MDS").

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

Manufacturing:

Following the tuspetinib licensing agreement between Aptose and Hanmi on November 4, 2021, Aptose received from Hanmi an existing inventory of drug product expected to support continuation of the current Phase 1/2 study. The Company and Hanmi also entered into a separate supply agreement in 2022 for additional production of API and drug product to support further clinical development. Additional batches of API and drug product have been manufactured during 2022 and 2023, including commercial tablet prototypes.

Program Updates at Recent Scientific Forums:

On October 29, 2023, Aptose presented two posters related to the clinical and preclinical activity of tuspetinib at the European School of Haematology (ESH) 6th International Conference: Acute Myeloid Leukemia "Molecular and Translational": Advances in Biology and Treatment, held October 29-31, 2023, in Estoril, Portugal. Clinical findings included 1) data from the APTO-TUS-HV01 clinical trial (Food Effect Study) evaluating the pharmacokinetic (PK) properties of tuspetinib in healthy human volunteers in which tuspetinib was administered with our without food, and 2) from an international Phase 1/2 study of tuspetinib as a single agent (TUS) and in combination with venetoclax (TUS/VEN combination) in patients with R/R AML from across clinical centers in the United States, South Korea, Spain, Australia and other sites. Data from the Fed vs Fasted Food Effect Study in healthy human volunteers demonstrated tuspetinib can be administered with or without food and foresee no clinically meaningful difference in exposure. This is an important finding for patient convenience, as venetoclax is dosed with food and now we can co-administer tuspetinib simultaneously with the venetoclax rather than require staggered dosing. Findings from the Phase 1/2 clinical trial demonstrated tuspetinib as a single agent (TUS) was well-tolerated and highly active among R/R AML patients with a diversity of adverse genotypes and delivered a 42% CR/CRh cross-evaluable venetoclax (VEN) naive patients at the 80mg daily RP2D. Tuspetinib in combination with venetoclax (TUS/VEN) in the APTIVATE international Phase 1/2 expansion trial in R/R AML patients has been well tolerated and achieved multiple responses in patients who previously failed venetoclax (Prior-VEN failure AML), including Prior-VEN failure patients who also previously failed FLT3 inhibitors, all of whom represent emerging populations of high unmet medical need. Notably, tuspetinib targets venetoclax resistance mechanisms that may re-sensitize Prior-VEN failure patients to venetoclax.

Separate from the clinical studies, the preclinical study (entitled: “Tuspetinib Oral Myeloid Kinase Inhibitor Creates Synthetic Lethal Vulnerability to Venetoclax”) presented by Aptose during the ESH Conference investigated the effects of tuspetinib on key elements of the phosphokinome and apoptotic proteome in both parental and TUS-resistant AML cells. In parental cells, tuspetinib inhibits key oncogenic signaling pathways and shifts the balance of pro- and anti-apoptotic proteins in favor of apoptosis, suggesting that it may generate vulnerability to venetoclax. In addition, acquired resistance in the AML cells to tuspetinib generated a synthetic lethal vulnerability to venetoclax of unusually high magnitude. Concurrent administration of TUS/VEN therefore may discourage the emergence of resistance to tuspetinib during treatment.

In conjunction with poster presentations at the ESH Conference, on October 30, 2023, Aptose held a “Clinical Update and KOL Data Review of AML Drug Tuspetinib” that was webcast and featured Dr. Naval Daver, MD, Professor, Director Leukemia Research Alliance Program, Department of Leukemia, The University of Texas MD Anderson Cancer Center, Houston, Texas. Dr. Daver is the lead investigator on Aptose’s APTIVATE trial and is recognized for significant achievements in the development of novel AML treatments, including several combination therapies. Aptose presented data in 49 patients who received the TUS/VEN doublet, showing an overall response rate (ORR) of 48% among all patients that had achieved an evaluable stage, as well as a 44% ORR among Prior-VEN failure AML patients, including FLT3-unmutated (wildtype) patients (43% ORR) and FLT3-mutated patients (60% ORR), some of whom also had failed prior therapy with FLT3 inhibitors. The TUS/VEN doublet was well tolerated with no unexpected safety signals. The TUS/VEN doublet may serve the Prior-VEN failure R/R AML patients that represent a rapidly growing population that is highly refractory to any salvage therapy. The compelling data with the TUS/VEN doublet in R/R AML patients suggest a TUS/VEN/HMA triplet may also serve the needs of frontline (1L) newly diagnosed AML patients.

Concurrent with the European Hematology Association (EHA) Annual Congress held June 8-11, 2023, Aptose held an interim clinical update webcast on June 10, 2023, to present highlights from the ongoing clinical development of tuspetinib. Aptose reported completion of the tuspetinib dose escalation and dose exploration Phase 1/2 trial in 77 R/R AML patients, tuspetinib demonstrated a favorable safety profile, and tuspetinib delivered monotherapy responses across four dose levels with no dose-limiting toxicity in mutationally diverse and difficult to treat R/R AML populations, including patients with highly adverse mutations that typically do not respond to monotherapy or combination therapy: TP53-mutated patients with a CR/CRh = 20% and RAS-mutated patients with a CR/CRh = 22%. Aptose also reported completion of a successful End of Phase 1 (EOP1) Meeting with the US FDA for tuspetinib, that a monotherapy recommended phase 2 dose (RP2D) was selected as 80mg daily, and that all development paths remain open, including the single arm accelerated path. Following completion of the dose escalation and dose exploration phases of the Phase 1/2 clinical program, Aptose focused attention on the tuspetinib APTIVATE expansion trial. The APTIVATE trial is designed to identify patient populations sensitive to tuspetinib monotherapy (TUS) that may serve as development paths for single arm accelerated approval and to place tuspetinib in combination with venetoclax (VEN) as a (TUS/VEN) doublet in R/R AML patients and identify patient populations of unmet need that are sensitive to the TUS/VEN doublet and can serve as development paths for accelerated and full approvals. We reported that patient enrollment in the APTIVATE expansion trial has been brisk and preliminary CR activity had already been reported in patients receiving the TUS/VEN doublet who previously failed therapy with venetoclax. During the interim clinical update webcast Aptose also reviewed clinical findings with the new "third generation" ("G3") formulation of luxeptinib (Lux). Aptose disclosed that continuous dosing with 50mg of the G3 formulation achieves roughly an equivalent pharmacokinetic profile as 900mg original (Generation 1, "G1") formulation, and that dose escalation with the G3 formulation was anticipated.

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

During the fourth quarter of 2022, we completed dosing of the first, second, third, fourth, fifth, and sixth dose levels (150 mg, 300 mg, 450 mg, 600 mg, 750 mg, and 900 mg BID, respectively) of the original G1 formulation in the Phase 1 a/b trial in patients with B-cell leukemias and lymphomas. Among enrolled patients at that time with an array of B-cell malignancies, we had observed inhibition of phospho-BTK and “on-target” lymphocytosis in patients with classic CLL and modest tumor reductions in patients with different tumor types, indicating target engagement and pharmacologic activity of luxeptinib. During the ASH Annual Meeting in December 2022, we announced that a CR was achieved with a diffuse large B-cell lymphoma patient at the 900 mg dose level of the original G1 formulation, demonstrating luxeptinib is active in certain B-cell malignancies.

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

As part of the ongoing dose escalation of the current formulation of luxeptinib in patients with B-cell malignancies and AML, Aptose has made significant progress in the development of a G3 formulation that could reduce total API administered, reduce pill burden, improve absorption, and increase exposure. Aptose began testing this new G3 formulation of luxeptinib as a single dose with 72-hour pharmacokinetics ("PK") analysis in the ongoing studies in patients with hematologic malignancies in the first half of fiscal 2022. On March 22, 2022, we announced that the preliminary PK findings with the G3 formulation were encouraging, and the exploration of the G3 formulation was ongoing.

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

Other corporate matters

On May 23, 2023, our shareholders voted to approve special resolutions providing for an amendment to our articles of incorporation to effect the Reverse Stock Split at a ratio in the range of 1-for-10 to 1-for-20. Our Board of Directors then approved a ratio of 1-for-15 on May 23, 2023. On May 24, 2023, we filed articles of amendment under the CBCA to give effect to the reverse stock split (consolidation) of our Common Shares on the basis of one post-consolidation Common Share for each 15 pre-consolidation Common Shares. The Common Shares commenced trading on a post-Reverse Stock Split basis at market open on Tuesday, June 6, 2023. The Reverse Share Split was primarily intended to bring us into compliance with the minimum bid price requirement for maintaining the listing of the Common Shares on Nasdaq and to make the bid price more attractive to investors. On June 21, 2023, Nasdaq confirmed that we had regained compliance with the minimum bid price requirement. All references in this report to historical Common Share prices, numbers of Common Shares, and earnings per share calculations have been presented to reflect the effect of the Reverse Stock Split.

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

Sources of liquidity:

The following table presents our cash and cash equivalents, investments and working capital as of September 30, 2023 and December 31, 2022.

(in thousands)	Balances at September 30, 2023	Balances at December 31, 2022
Cash and cash equivalents	$15,720	$36,970
Investments	1,997	9,989
Total	$17,717	$46,959

Working capital	$7,291	$37,235

Working capital is a non-GAAP measure and represents primarily cash, cash equivalents, investments, prepaid expenses and other current assets less current liabilities. This financial measure provides a fuller understanding of the Company’s capital available to fund future operations.

Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We plan to raise additional funds in order to fund our business operations. We will seek access to financing but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company's current cash, cash equivalents and investments will enable the support of operations through March 2024. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to raise additional funds could be affected by adverse market conditions, the status of our product pipeline, possible delays in enrollment in our trial, and various other factors and we may be unable to raise capital when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

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

Hanmi Equity Investment

On August 10, 2023, the Company entered into a binding term sheet with Hanmi whereby Hanmi agreed at their sole discretion to invest up to a maximum of $7 million in Aptose up to a total ownership of 19.99 percent of Aptose by Hanmi. On September 6, 2023, the Company entered into a subscription agreement with Hanmi, pursuant to which the Corporation agreed to sell 668,449 Common Shares to Hanmi for proceeds of $3 million. The second investment of up to $4 million or a maximum of 19.99 percent ownership interest in the Company by Hanmi is contingent on Aptose meeting certain manufacturing and data milestones related to tuspetinib by June 30, 2024, which milestones are anticipated to be achieved by year-end. Hanmi held 884,152 Common Shares of Aptose as of November 9, 2023.

2023 Committed Equity Facility

On May 25, 2023, we entered into the 2023 Committed Equity Facility Agreement, which provides that subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to sell to Keystone, and Keystone is obligated to purchase, up to the Total Commitment during the 24-month term of the 2023 Committed Equity Facility.

Under the 2023 Committed Equity Facility, and subject to its terms and conditions set forth, we may sell to Keystone up to the lesser of (i) $25.0 million of the Common Shares and (ii) a number of Common Shares equal to 19.99% of the Common Shares outstanding immediately prior to the execution of the 2023 Committed Equity Facility (subject to certain exceptions) (the “Total Commitment”), from time to time during the 24-month term of the 2023 Committed Equity Facility. Additionally, on May 25, 2023, we entered into a Registration Rights Agreement with Keystone, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of Common Shares that are issued to Keystone under the 2023 Committed Equity Facility. This registration statement became effective on June 30, 2023 and the 2023 Committed Equity Facility commencement date was July 12, 2023 (the “Commencement Date”).

Upon entering into the 2023 Committed Equity Facility, the Company agreed to issue to Keystone an aggregate of 25,156 Commitment Shares as consideration for Keystone’s commitment to purchase Common Shares upon the Company’s direction under the 2023 Committed Equity Facility. The Company issued 7,547 Common Shares, or 30% of the Commitment Shares, on the date of the 2023 Committed Equity Facility and an additional 7,547 First Back-End Commitment Shares, or 30% of the Commitment Shares, were issued to Keystone 90 days following the Commencement date for nil cash proceeds. The remaining 10,062 Second Back-End Commitment Shares, or 40% of the Commitment Shares, shall be issued to Keystone 180 days following the Commencement Date.

In the nine months ended September 30, 2023, the Company's issuance of Common Shares to Keystone comprised 328,438 Common Shares sold to Keystone for cash proceeds and the 7,547 Common Shares issued for nil cash proceeds as the Initial Commitment Shares on the Commencement Date. The Company raised a total of $1,150,000 in cash proceeds from issuing Common Shares to Keystone as of September 30, 2023. In addition, the Company received $50,000 in September for 17,857 Common Shares that were issued subsequent to September 30, 2023.

At-The-Market Facilities

All references in this report to historical Common Share prices, numbers of Common Shares, and earnings per share calculations have been presented to reflect the effect of the Reverse Stock Split.

On December 9, 2022, the Company entered into an equity distribution agreement with respect to the 2022 ATM Facility pursuant to which the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $50 million through Jones Trading on Nasdaq. During the year ended December 31, 2022, the Company issued 4,836 Common Shares under the 2022 ATM Facility at an average price of $10.81 per Common Share for gross proceeds of $52 thousand ($51 thousand net of share issuance costs).

During the nine months ended September 30, 2023, the Company issued 336,690 Common Shares under the 2022 ATM Facility at an average price of $5.62 per Common Share for gross proceeds of $1.9 million ($1.8 million net of share issuance costs). On a cumulative basis to September 30, 2023, the Company has raised a total of $1.9 million gross proceeds ($1.9 million, net of share issue costs) under the 2022 ATM Facility. Costs associated with the proceeds consisted of 3% cash commission.

On May 5, 2020, the Company entered an “at-the-market” equity distribution agreement with Piper Sandler & Co. and Canaccord Genuity acting as co-agents with respect to the 2020 ATM Facility. Under the terms of the 2020 ATM Facility, the Company could, from time to time, sell Common Shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on Nasdaq. During the nine months ended September 30, 2022, the Company issued 3,646 Common Shares under the 2020 ATM Facility at an average price of $14.25 for gross proceeds of $52 thousand ($50 thousand net of share issue costs). As of October 31, 2022, the date the Agreement was terminated, the Company had raised a total of $89 thousand gross proceeds ($86 thousand net of share issuance costs) under the 2020 ATM Facility. Costs associated with the proceeds consisted of a 3% cash commission.

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

Cash flows:

The following table presents a summary of our cash flows for the three-month and nine-month periods ended September 30, 2023 and 2022:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net cash provided by (used in):
Operating activities	$(10,536)	$(6,979)	$(35,331)	$(23,671)
Investing activities	12,953	(5,078)	$8,022	12,493
Financing activities	4,902	21	6,056	65
Effect of exchange rates changes on cash and cash equivalents	1	(7)	$3	(10)
Net increase/(decrease) in cash and cash equivalents	$7,320	$(12,043)	$(21,250)	$(11,123)

Cash used in operating activities:

Our cash used in operating activities for the three-month periods ended September 30, 2023 and 2022 was approximately $10.5 million and $7.0 million, respectively. Our cash used in operating activities for the nine-month periods ended September 30, 2023 and 2022 was approximately $35.3 million and $23.7 million, respectively.

Net cash used in operating activities was higher in the three-month and nine-month periods ended September 30, 2023, as compared to the three-month and nine-month periods ended September 30, 2022, due primarily to higher operating expenses, as discussed further below (see “Results of Operations”). Our uses of cash for operating activities for both periods consisted primarily of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees and pass-through expenses paid in connection with preclinical and clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees.

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

Cash flow from (used in) investing activities:

Our cash provided by investing activities for the three-month period ended September 30, 2023 was $13.0 million, and consisted of net maturities of investments. Our cash used in investing activities for the three-month period ended September 30, 2022 was $5.1 million, and consisted of net acquisitions of investments. Our cash provided by investing activities for the nine-month period ended September 30, 2023, was $8.0 million, and consisted of net maturities of investments, with purchase of equipment of $29 thousand. Our cash provided by investing activities for the nine-month period ended September 30, 2022 was $12.5 million, with purchases of equipment of $24 thousand.

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

Cash flow from financing activities:

Our cash flow from financing activities for the three months ended September 30, 2023, was $4.9 million, consisting of $3 million, $1.2 million and $694 thousand resulting from Common Shares issued from the Hanmi subscription agreement, the 2023 Committed Equity Facility, and the 2022 ATM Facility, respectively, $50 thousand from a stock subscription advance under the 2023 Committed Equity Facility and $13 thousand in cash proceeds from issuance of shares under the Employee Stock Purchase Plan ("ESPP"). Our cash flow from financing activities for the three months ended September 30, 2022, was $21 thousand from Common Shares issued from the 2020 ATM Facility. Our cash flow from financing activities for the nine months ended September 30, 2023 was $6 million, consisting of $3 million, $1.8 million and $1.2 million resulting from Common Shares issued from the Hanmi subscription agreement, the 2022 ATM Facility and the 2023 Committed Equity Facility, respectively, $50 thousand from a stock subscription advance under the 2023 Committed Equity Facility and $29 thousand in cash proceeds from issuance of shares under the Employee Stock Purchase Plan. Our cash flow from financing activities for the nine months ended September 30, 2022 was $65 thousand, consisting of $50 thousand from Common Shares issued from the 2020 ATM Facility and $15 thousand from the exercise of stock options.

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

RESULTS OF OPERATIONS

A summary of the results of operations for the three-month and nine-month periods ended September 30, 2023 and 2022 is presented below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Revenues	$-	$-	$-	$-
Research and development expenses	8,256	6,578	27,649	21,312
General and administrative expenses	3,425	3,448	12,580	10,887
Other income, net	234	249	977	376
Net loss	$(11,447)	$(9,777)	$(39,252)	$(31,823)
Other comprehensive income/(loss)	-	20	3	(17)
Comprehensive loss	$(11,447)	$(9,757)	$(39,249)	$(31,840)
Basic and diluted loss per common share	$(1.76)	$(1.59)	$(6.14)	$(5.17)

Net loss for the three-month period ended September 30, 2023 increased by $1.7 million to $11.4 million, as compared to $9.8 million for the comparable period in 2022. Net loss for the nine-month period ended September 30, 2023 increased by $7.4 million to $39.3 million, as compared to $31.8 million for the comparable period in 2022. Components of net loss are presented below:

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

The research and development expenses for the three-month and nine-month periods ended September 30, 2023, and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2023	2022	2023	2022
Program costs – Tuspetinib	$5,814	$3,049	$18,659	$6,570
Program costs – Luxeptinib	648	1,390	2,643	6,624
Program costs – APTO-253	2	66	28	345
Personnel-related expenses	1,523	1,627	5,107	5,821
Stock-based compensation	259	440	1,183	1,923
Depreciation of equipment	10	6	29	29
Total	$8,256	$6,578	$27,649	$21,312

Research and development expenses increased by $1.7 million to $8.3 million for the three-month period ended September 30, 2023, as compared to $6.6 million for the comparative period in 2022. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

•
Program costs for tuspetinib were $5.8 million for the three-month period ended September 30, 2023. The higher program costs for tuspetinib in the current period represent the enrollment of patients in our APTIVATE clinical trial, our healthy volunteer trial, manufacturing activities to support clinical development, and related expenses.
•
Program costs for luxeptinib decreased by approximately $742 thousand, primarily due to lower clinical trial costs and lower manufacturing costs as a result of the current formulation requiring less API than the prior formulation.
•
Program costs for APTO-253 decreased by approximately $64 thousand, due to the Company’s decision on December 20, 2021 to discontinue further clinical development of APTO-253.
•
Personnel-related expenses decreased by $104 thousand, related to fewer employees in the current three-month period, partially offset by salary increases.
•
Stock-based compensation decreased by approximately $181 thousand in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to stock options granted with lower grant date fair values, in the current period.

Research and development expenses increased by $6.3 million to $27.6 million for the nine-month period ended September 30, 2023, as compared to $21.3 million for the comparative period in 2022. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

•
Program costs for tuspetinib were $18.7 million for the nine-month period ended September 30, 2023, an increase of $12.1 million compared with $6.6 million in the corresponding period in 2022. The higher program costs for tuspetinib in the current period represent the enrollment of patients in our APTIVATE clinical trial, our healthy volunteer trial, manufacturing activities to support clinical development, and related expenses.
•
Program costs for luxeptinib decreased by approximately $4.0 million from $6.6 million in the nine months ended September 30, 2022 to $2.6 million in the current period, primarily due to lower clinical trial costs and lower manufacturing costs as a result of the current formulation requiring less API than the prior formulation.
•
Program costs for APTO-253 decreased by approximately $317 thousand, due to the Company’s decision on December 20, 2021 to discontinue further clinical development of APTO-253.
•
Personnel-related expenses decreased by $714 thousand, related to fewer employees in the current nine-month period and partially offset by salary increases.
•
Stock-based compensation decreased by approximately $740 thousand in the nine months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to stock options granted with lower grant date fair values, in the current period.

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

The general and administrative expenses for the three-month and nine-month periods ended September 30, 2023, and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)
General and administrative, excluding items below	$3,075	$2,811	$10,479	$8,401
Stock-based compensation	340	613	2,060	2,423
Depreciation of equipment	10	24	41	63
	$3,425	$3,448	$12,580	$10,887

General and administrative expenses for the three-month period ended September 30, 2023 were $3.4 million, as compared to $3.4 million for the comparative period in 2022, a decrease of approximately $23 thousand. The decrease was primarily due to the following:

•
General and administrative expenses, other than stock-based compensation and depreciation of equipment, increased by approximately $264 thousand in the three months ended September 30, 2023, primarily as a result of higher salaries expenses and higher professional fees.
•
Stock-based compensation decreased by approximately $273 thousand in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, due to stock options granted with lower grant date fair values in the current period.

General and administrative expenses for the nine-month period ended September 30, 2023 were $12.6 million, as compared to $10.9 million for the comparative period in 2022, an increase of approximately $1.7 million. The increase was primarily due to the following:

•
General and administrative expenses, other than stock-based compensation and depreciation of equipment, increased by approximately $2.1 million in the nine months ended September 30, 2023, primarily as a result of higher salaries expenses and higher professional fees.
•
Stock-based compensation decreased by approximately $363 thousand in the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, mostly as a result of lower grant date fair values in the current period, partially offset by the 2023 RSU Grant.

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

Significant Accounting Judgments and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the

Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 24, 2023. There were no material changes to our critical accounting policies and estimates during the three months ended September 30, 2023.

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

Although management does not expect our estimates to be materially different from amounts actually incurred, if the estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in the Company reporting amounts that are too high or too low in any particular period. As of September 30, 2023, the Company has recorded $1.1 million in prepaid expenses and approximately $6.8 million in accrued liabilities related to its research and development activities. If the estimates are too high or too low by a factor of 10% this would mean that prepaid expenses would be over or understated by approximately $110 thousand, and accrued liabilities would be over or understated by approximately $680 thousand. On a combined basis, this could mean an increase or decrease in research and development expenses by approximately $790 thousand. To date, there have been no material differences between the estimates of such expenses and the amounts actually incurred.

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

Updated share information

As of November 9, 2023, we had 7,816,923 Common Shares issued and outstanding. In addition, there were 1,188,289 Common Shares issuable upon the exercise of outstanding stock options.

ITEM 3 – QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide this information.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of our fiscal quarter ended September 30, 2023, evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of our fiscal quarter ended September 30, 2023, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Subscription Agreement, dated September 6, 2023, by and between the Company and Hanmi Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2023)

10.2

Investor Rights Agreement, dated September 6, 2023, by and between the Company and Hanmi Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2023)

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
101**

The following consolidated financial statements from the Aptose Biosciences Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) statements of operations and comprehensive loss, (ii) balance sheets, (iii) statements of changes of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2023.

APTOSE BIOSCIENCES INC.

By:	/s/ William G. Rice, Ph.D.
William G. Rice, Ph.D. President and Chief Executive Officer