Form 10-K
period 2023-12-31
Aptose Biosciences Inc.
filed 2024-03-26
CIK 882361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-32001

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

The aggregate market value of the voting stock and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2023 was $29,584,561.

As of March 26, 2024, the registrant had 15,717,701 Common Shares outstanding.

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

PART I.

Item 1. Business

Overview

Aptose Biosciences Inc. is a science-driven, clinical-stage biotechnology company committed to precision medicines addressing unmet clinical needs in oncology, with an initial focus on hematology. The Company's small molecule cancer therapeutics pipeline includes products designed to provide single agent efficacy and to enhance the efficacy of other anti-cancer therapies and regimens without overlapping toxicities. The Company’s executive office is located in San Diego, California.

Our Programs

We are advancing oral targeted agents to treat life-threatening hematologic cancers that require immediate treatment. We have two clinical-stage oral kinase inhibitors under active development for the treatment of hematologic malignancies: tuspetinib (HM43239) and luxeptinib (CG-806). Tuspetinib and luxeptinib are being evaluated for safety, tolerability, pharmacokinetics and efficacy in Phase 1/2 clinical trials, and each molecule is described below. A third molecule (APTO-253) is not undergoing active clinical development and will not be discussed further.

Tuspetinib, Aptose’s lead asset, is being developed for frontline combination therapy in newly diagnosed AML patients to unlock the most significant patient impact and greatest commercial opportunity. Tuspetinib is a once-daily oral kinase inhibitor, targeting a select group of kinases operative in myeloid malignancies, such as acute myeloid leukemia ("AML") and the higher risk myelodysplastic syndromes ("hr-MDS"), and known to be involved in tumor proliferation, resistance to therapy, and differentiation. However, tuspetinib avoids kinases that typically cause toxicities associated with other kinase inhibitors and is consequently a well-tolerated antileukemic agent. The clinical development path for triplet combination therapy in newly diagnosed AML patients with tuspetinib-based triplet combination therapy (tuspetinib + the BCL-2 inhibitor venetoclax + hypomethylating agent; TUS+VEN+HMA) begins with a demonstration of safety and activity of tuspetinib as a single agent ("TUS") and then with the TUS+VEN doublet combination therapy in relapsed or refractory ("R/R") AML patients.

Tuspetinib monotherapy dose escalation and dose exploration activities have been completed as part of an international Phase 1/2 clinical trial designed to assess the safety, tolerability, pharmacokinetics, pharmacodynamic responses, and efficacy as a single agent in patients with R/R AML. Complete responses (“CRs”) without dose limiting toxicities were achieved at four dose levels across a broad diversity of mutationally-defined AML populations and with a highly favorable safety profile. Tuspetinib to date has demonstrated a favorable safety profile and has caused no drug-related QTc prolongations, liver or kidney toxicities, muscle damage, differentiation syndrome, and no myelosuppression with continuous dosing of patients in remission. A recommended phase 2 dose ("RP2D") of 80 mg tuspetinib once daily as an oral tablet was selected and approved by the U.S. FDA for use as a single agent in patients with R/R AML. At the RP2D, tuspetinib demonstrated notable response rates in R/R AML patients that had never been treated with venetoclax (VEN-naive AML): CR/CRh=36% among all-comers, CR/CRh=50% among patients with mutated FLT3, and CR/CRh=25% in patients with wildtype FLT3.

Following completion of the single agent dose escalation and exploration trial, tuspetinib advanced into the APTIVATE expansion trial of the Phase 1/2 program in R/R AML patient populations treated with tuspetinib combined with the BCL-2 inhibitor venetoclax (TUS+VEN doublet), with the intent to position tuspetinib for triple combination studies in frontline therapy for newly diagnosed AML patients. The TUS+VEN doublet combination therapy (with both 40mg and 80mg TUS) maintained a favorable safety profile: no new or unexpected safety signals were observed, and there were no reported drug-related adverse events of QTc prolongation, differentiation syndrome, or deaths. Also, the TUS/VEN doublet combination (with 80mg TUS) achieved responses in heavily pretreated R/R AML patients, including those with wildtype or mutated FLT3, and those who failed prior therapy with venetoclax (Prior-VEN) or FLT3 inhibitors (Prior-FLT3i). Based on the safety and efficacy profile of tuspetinib, we believe that tuspetinib, if approved, can reach annual sales greater than $3 billion by 2035 because we believe tuspetinib could 1) become the preferred kinase inhibitor for inclusion in triplet combination for front line AML patients with FLT3 mutations and for patients with wild type FLT3, 2) become the preferred kinase inhibitor for inclusion in combination with venetoclax for second line AML patients, 3) serve as an effective agent for maintenance therapy to prevent relapse in patients who achieved a complete remission through a stem cell transplant or through drug-based therapy, 4) serve as an effective agent for the treatment of third line FLT3 mutated patients failed by prior therapy with other FLT3 inhibitors and 5) serve in front line triplet combinations, second line doublet combinations, and maintenance therapy for hr-MDS patients. These beliefs related to the potential commercial opportunity are based on management’s current assumptions and estimates, which are subject to change, and there can be no assurance that tuspetinib will ever be approved or successfully commercialized and, if approved and commercialized, that it will ever generate significant revenues. See our “Risk Factors – “We are an early-stage development company with no revenues from product sales.” and “We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.” in this Annual Report on Form 10-K.

Luxeptinib, Aptose's second agent, is an oral, highly potent kinase inhibitor that selectively targets defined kinases operative in myeloid and lymphoid hematologic malignancies. This small molecule has been evaluated in a Phase 1a/b study for the treatment of patients having R/R B-cell leukemias and lymphomas (dose escalation from 150mg-900mg BID) and in a Phase 1a/b study for the treatment of patients with R/R AML or hr-MDS (dose escalation from 450 mg-900mg BID). These clinical studies demonstrated tumor shrinkage among B-cell cancer patients, including a complete response ("CR") in a DLBCL patient who received the original G1 formulation. Likewise, an MRD-negative CR in one R/R AML patient occurred with 450mg BID dosing of the original G1 formulation. Because absorption of the original G1 formulation hampered effectiveness of luxeptinib, a new G3 formulation was developed. Enrollment of patients in the B-cell malignancy trial and the AML trial have been completed, and the initial clinical evaluation of the G3 formulation with continuous BID dosing has been completed. The G3 formulation delivered superior plasma exposure levels relative to the original G1 formulation. Regarding potential next steps with luxeptinib, a molecularly defined subgroup of hematologic malignancy patients was recently identified that may benefit from treatment with luxeptinib in combination with venetoclax. An investigator-sponsored trial is being considered while non-clinical studies are underway to support the use of LUX+VEN for the treatment of these patients. In parallel, efforts are underway to identify sources of capital to support such a trial.

The following figure identifies the clinical stage agents in our pipeline and their respective stages of development.

Oral Kinase Inhibitor Program	Development Approach	Preclinical	Clinical Stage: Phase 1/2	Clinical Stage: Registrational Phase 2/3
Tuspetinib Ownership: Aptose WW	**Triplet Therapy** TUS + VEN + HMA		Frontline AML Pilot	Randomized Ph 2/3 Frontline AML
	Doublet Therapy TUS + VEN		R/R AML	Randomized Ph 2/3 R/R Prior-VEN AML
	Monotherapy TUS		R/R AML	
Luxeptinib Ownership: Aptose WW CrystalGenomics Korea	**Doublet Therapy** LUX + VEN		IST	
	Monotherapy LUX		R/R B-cell Cancers (CLL, FL, DLBCL)	
	Monotherapy LUX		R/R AML	

TUS: Tuspetinib
VEN: Venetoclax
HMA: Hypomethylating Agent (AZA)

Legend: Ongoing/Completed (blue); Planned (red); Alternative Development Path (beige)

Tuspetinib Program

Licensing Overview

On November 4, 2021, we entered into a licensing agreement (the "Tuspetinib Licensing Agreement") with the South Korean company Hanmi Pharmaceutical Co Ltd. (“Hanmi”) for the clinical and commercial development of tuspetinib (formerly HM43239). Under the terms of the Tuspetinib Licensing Agreement, Hanmi granted us exclusive worldwide rights to tuspetinib for all indications. Hanmi received an upfront payment of $12.5 million, including $5 million in cash and $7.5 million in Common Shares. Hanmi will also receive up to $407.5 million in future milestone payments contingent upon achieving certain clinical, regulatory and sales milestones across several potential indications, as well as tiered royalties on net sales. The term of the agreement will continue on a product-by-product and country-by-country basis until the expiration of the royalty period for such product in such country. The licenses to us will survive and become non-exclusive, perpetual, irrevocable and fully paid-up on a product-by-product and country-by-country basis, upon their natural expiration under the terms of the agreement.

Preclinical Profile

Tuspetinib is an oral, once-daily, highly potent myeloid kinome inhibitor designed to target key kinases operative in myeloid malignancies. In preclinical studies, tuspetinib demonstrated potent in vitro and in vivo activity against FLT3 ITD mutated as well as D835 and gatekeeper (F691) tyrosine kinase domain ("TKD") mutated AML that confer resistance to other agents. Additionally, tuspetinib inhibited phosphorylation of the SYK kinase, known to be highly activated in AML and associated with resistance to FLT3 targeted therapy. Tuspetinib also was designed to inhibit several kinases involved in tumor cell proliferation and/or differentiation, including mutant forms of c-KIT, JAK1, JAK2, and RSK, all with half maximal inhibitory concentration ("IC50") values < 10 nM.

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

Latest Clinical Update and Program Status

On December 9, 2023, Aptose featured tuspetinib in an oral presentation at the 65th American Society of Hematology ("ASH") Annual Meeting and Exposition and announced that a growing body of clinical data for Aptose’s lead compound tuspetinib, demonstrates significant benefit as a single agent and in combination with venetoclax (VEN) in patients with R/R AML in the ongoing APTIVATE Phase 1/2 study. Data were presented in an oral presentation by lead investigator Naval G. Daver, M.D., Professor, Director Leukemia Research Alliance Program, Department of Leukemia, The University of Texas MD Anderson Cancer Center, Houston, TX.

Dr. Daver reported data from more than 100 relapsed/refractory patients from multiple international clinical sites, who had failed prior therapy and then were treated with TUS as a single agent or the TUS+VEN doublet. Both TUS and the TUS+VEN doublet delivered multiple composite complete remissions ("CRc") in this very ill AML population, while maintaining a favorable safety profile across all treated patients. The data demonstrated tuspetinib as a single agent (TUS) is active and well tolerated in one of the most challenging and heterogeneous disease settings in oncology – relapsed and refractory AML. Tuspetinib demonstrated broad activity, including activity in patients with FLT3 wild-type AML (accounting for more than 70% of the AML population), FLT3 mutated AML, NPM1 mutated AML, as well as in patients with mutations historically associated with resistance to targeted therapy. Most notably, TUS targets VEN resistance mechanisms, enabling the TUS+VEN combination therapy to uniquely treat the very ill prior-VEN AML population, including both FLT3 mutant and FLT3 wildtype disease. From a broader perspective, the growing body of antileukemic activity, and continued favorable safety profile, support advancement of tuspetinib as the TUS+VEN+HMA triplet combination therapy for the treatment of frontline newly diagnosed AML patients.

Dr. Daver also pointed out that while patients on the TUS+VEN therapy are early in their treatment cycles, most patients achieving a response remained on treatment and that responses have begun to mature as dosing continues. Highlights of Dr. Daver’s ASH oral presentation include:

•

As a single agent at therapeutic doses of 80-160 mg in 68 evaluable patients, TUS was more active in VEN-naive patients, with an overall CRc rate of 29% (8/28). This included a 42% CRc rate (5/12) in FLT3-mutated patients and a 19% CRc rate (3/16) in FLT3-unmutated, or wildtype, AML patients. Responses and blood counts improved with continuous dosing, many patients bridged to an allogeneic stem cell transplant (HSCT), durability was observed when HSCT was not performed, and 80 mg was selected as the RP2D. Overall, tuspetinib showed a favorable safety profile with only mild adverse events (AEs) and no dose-limiting toxicities (DLTs) up to 160 mg per day, and no drug discontinuations from drug-related toxicity.

•

In the TUS+VEN doublet study, 49 patients were dosed with 80 mg of tuspetinib and 200 mg of venetoclax, with 36 evaluable (and 13 patients too early to assess). Patients were heavily exposed to Prior-VEN and Prior-FLT3 inhibitor treatment. TUS+VEN was active in both VEN-naive and prior Prior-VEN R/R AML patients. TUS demonstrated compelling composite complete remission (CRc) rates. Among all evaluable patients, TUS+VEN demonstrated a CRc rate of 25% (9/36); 43% (3/7) in VEN-naive patients, and 21% (6/29) in Prior-VEN patients. Among FLT3 wildtype patients, TUS+VEN demonstrated an overall CRc rate of 20% (5/25); 33% (2/6) in VEN-naive patients, and 16% (3/19) in

Prior-VEN patients. Among FLT3 mutant patients, TUS+VEN demonstrated an overall CRc rate of 36% (4/11); a complete response in a VEN-naive patient (1/1); a 30% (3/10) in Prior-VEN patients; and 44% (4/9) in patients treated prior with a FLT3 inhibitor.

Clinical data from tuspetinib in AML were presented at the ASH Annual Meeting in December 2022 and during a Corporate Comprehensive Clinical Update Call held December 11, 2022. Data presented demonstrated that tuspetinib delivers single agent responses without prolonged myelosuppression or life-threatening toxicities in these very ill and heavily pretreated relapsed or refractory AML patients. Responses were observed in a broad range of mutationally-defined populations, including those with mutated forms of NPM1, MLL, TP53, NRAS, KRAS, DNMT3A, RUNX1, wild-type FLT3, ITD or TKD mutated FLT3, various splicing factors, and other genes As of October 6, 2022, 60 heavily pretreated R/R AML patients were enrolled at multiple centers and treated at doses escalating from 20 mg to 200 mg, with further dose exploration at the 40 mg, 80 mg, 120 mg and 160 mg dose levels. Tuspetinib delivered multiple CRs at 40 mg, 80 mg, 120 mg and 160 mg dose levels in which no DLTs were observed. Tuspetinib demonstrated clinically meaningful benefit in all responders, by either bridging successfully to HSCT or leading to a durable response, as well as a favorable safety profile. In addition to 5 CRcs and 1 PR reported at ASH 2021, 4 new CRcs and 3 new PR had been generated during 2022. New responses during 2022 were achieved with 160 mg, 120 mg, 80 mg, and 40 mg. Among efficacy-evaluable patients treated with 80 mg, 120 mg, or 160mg, response rates ranging from 19% to 75% were achieved in specific genotypic subpopulations of R/R AML patients. Significant bone marrow leukemic blast reductions were observed broadly in FLT3+ and FLT3 wildtype patients across multiple dose levels, comparable to reported gilteritinib data, except that the patients treated with tuspetinib were more heavily pre-treated relapsed and refractory AML patients than those treated with gilteritinib. Vignettes of patient experiences highlight the potency and breadth of tuspetinib to deliver complete remissions among several mutationally-defined populations with a diversity of adverse mutations. Tuspetinib continued to show a favorable safety profile with only mild AEs and no DLTs up to 160 mg per day, and no drug discontinuations from drug-related toxicity. No drug-related SAE, drug-related deaths, differentiation syndrome, AE of QT prolongation or DLT were observed through the 160 mg level. Tuspetinib avoids many of the typical toxicities observed with other tyrosine kinase inhibitors. We identified a safe therapeutic range with a broad therapeutic window, spanning the dose levels of 40, 80, 120 and 160 milligrams. We also announced that enrollment had been initiated in the APTIVATE expansion trial for monotherapy and drug combination therapy with tuspetinib. For the APTIVATE expansion trial, we selected 120 mg as the initiating single agent expansion dose and 80 mg as the initiating dose selected for combination with venetoclax.

As of January 30, 2023, we announced the dosing of patients in the APTIVATE Phase 1/2 clinical trial of tuspetinib, and that another clinical response has been achieved by a R/R AML patient receiving 40 mg tuspetinib once daily orally in the original dose exploration trial, the second response at the recently launched low-dose 40 mg cohort. In addition, we elucidated a rationale for the superior safety profile of tuspetinib. While several kinase inhibitors require high exposures that exert near complete suppression of a single target to elicit responses, those agents often cause additional toxicity because they also cause extensive inhibition of that target in normal cells. In contrast, tuspetinib simultaneously suppresses a small suite of kinase-driven pathways critical for leukemogenesis. Consequently, tuspetinib achieves clinical responses at lower exposures with less overall suppression of each pathway, thereby avoiding many toxicities observed with competing agents.

Concurrent with the European Hematology Association (EHA) Annual Congress held June 8-11, 2023, Aptose held an interim clinical update webcast on June 10, 2023, to present highlights from the ongoing clinical development of tuspetinib. Aptose reported completion of the tuspetinib dose escalation and dose exploration Phase 1/2 trial in 77 R/R AML patients, tuspetinib demonstrated a favorable safety profile, and tuspetinib delivered monotherapy responses across four dose levels with no dose-limiting toxicity in mutationally diverse and difficult to treat R/R AML populations, including patients with highly adverse mutations that typically do not respond to monotherapy or combination therapy: TP53-mutated patients with a CR/CRh = 20% and RAS-mutated patients with a CR/CRh = 22%. Aptose also reported completion of a successful End of Phase 1 Meeting with the US FDA for tuspetinib, that a monotherapy RP2D was selected as 80mg daily, and that all development paths remain open, including the single arm accelerated path. Following completion of the dose escalation and dose exploration phases of the Phase 1/2 clinical program, Aptose focused attention on the tuspetinib APTIVATE expansion trial. The APTIVATE trial sought to identify patient populations that may serve as development paths in R/R AML patients sensitive to the TUS+VEN doublet and can serve as development paths for accelerated and full approvals. We reported that patient enrollment in the APTIVATE expansion trial has been brisk and preliminary CR activity had already been reported in patients receiving the TUS+VEN doublet who previously failed therapy with venetoclax.

On October 29, 2023, Aptose presented two posters related to the clinical and preclinical activity of tuspetinib at the European School of Haematology 6th International Conference: Acute Myeloid Leukemia "Molecular and Translational": Advances in Biology and Treatment, held October 29-31, 2023, in Estoril, Portugal. Clinical findings included 1) data from the APTO-TUS-HV01 clinical trial (the "Food Effect Study") evaluating the pharmacokinetic (PK) properties of tuspetinib in healthy human volunteers in which tuspetinib was administered with our without food, and 2) from an international Phase 1/2 study of tuspetinib as a single agent and in combination with venetoclax in patients with R/R AML from across clinical centers in the United States, South Korea, Spain, Australia and other sites. Data from the Food Effect Study in healthy human volunteers demonstrated tuspetinib can be administered with or without food and foresee no clinically meaningful difference in exposure. This is an important finding for patient convenience, as venetoclax is dosed with food and tuspetinib can now be simultaneously administered with the venetoclax rather than require staggered dosing. Findings from the Phase 1/2 clinical trial demonstrated tuspetinib as a single agent was well-tolerated and highly active among R/R AML patients with a diversity of adverse genotypes and delivered a 42% CR/CRh cross-evaluable venetoclax-naive patients at the 80mg daily RP2D. The TUS+VEN doublet has been well tolerated in the APTIVATE international Phase 1/2 expansion trial in R/R AML patients and achieved multiple responses in patients who previously failed venetoclax ("Prior-VEN failure AML"), including Prior-VEN failure patients who also previously failed FLT3 inhibitors, all of whom represent emerging populations of high unmet medical need. Notably, tuspetinib targets venetoclax resistance mechanisms that may re-sensitize Prior-VEN failure patients to venetoclax.

Separate from the clinical studies, the preclinical study (entitled: “Tuspetinib Oral Myeloid Kinase Inhibitor Creates Synthetic Lethal Vulnerability to Venetoclax”) presented by Aptose during the ESH Conference investigated the effects of tuspetinib on key elements of the phosphokinome and apoptotic proteome in both parental and TUS-resistant AML cells. In parental cells, tuspetinib inhibits key oncogenic signaling pathways and shifts the balance of pro- and anti-apoptotic proteins in favor of apoptosis, suggesting that it may generate vulnerability to venetoclax. Indeed, acquired resistance in the AML cells to tuspetinib generated a synthetic lethal vulnerability to venetoclax of unusually high magnitude. Concurrent administration of TUS+VEN therefore may discourage the emergence of resistance to tuspetinib during treatment. In conjunction with poster presentations at the ESH Conference, on October 30, 2023, Aptose held a “Clinical Update and KOL Data Review of AML Drug Tuspetinib” that was webcast and featured Dr. Naval Daver, MD, Professor, Director Leukemia Research Alliance Program, Department of Leukemia, The University of Texas MD Anderson Cancer Center, Houston, Texas. Dr. Daver is the lead investigator on Aptose’s APTIVATE trial and is recognized for significant achievements in the development of novel AML treatments, including several combination therapies. Aptose presented data in 49 patients who received the TUS+VEN doublet, showing an overall response rate (ORR) of 48% among all patients that had achieved an evaluable stage, as well as a 44% ORR among Prior-VEN failure AML patients, including FLT3-unmutated (wildtype) patients (43% ORR) and FLT3-mutated patients (60% ORR), some of whom also had failed prior therapy with FLT3 inhibitors. The TUS+VEN doublet was well tolerated with no unexpected safety signals. The TUS/VEN doublet may serve the Prior-VEN failure R/R AML patients that represent a rapidly growing population that is highly refractory to any salvage therapy with response rates in the 4-15% range. The compelling data with the TUS+VEN doublet in R/R AML patients suggest a TUS+VEN+HMA triplet may serve the needs of frontline (1L) newly diagnosed AML patients.

On December 9, 2023, Aptose featured tuspetinib in an oral presentation at the 65th ASH Annual Meeting and Exposition and announced that a growing body of clinical data for Aptose’s lead compound tuspetinib, demonstrates significant benefit as a single agent and in combination with venetoclax in patients with R/R AML in the ongoing APTIVATE Phase 1/2 study. Data were presented in an oral presentation by lead investigator Naval G. Daver, M.D., Professor, Director Leukemia Research Alliance Program, Department of Leukemia, The University of Texas MD Anderson Cancer Center, Houston, TX.

Luxeptinib Program

Licensing Overview

On May 7, 2018, we exercised an option by paying $2.0 million in cash to the South Korean company CrystalGenomics Invites Co. Ltd, formerly Crystal Genomics, Inc. (“CG”) to purchase an exclusive license to research, develop and commercialize luxeptinib in all countries of the world except the Republic of Korea and China, for all fields of use (collectively, the “Rights”). Subsequently, on June 14, 2018, we announced that we entered into a license agreement with CG for us to gain a license for rights to CG-806 in China (including the People’s Republic of China, Hong Kong, and Macau) ) (the “China Rights”). Under the license agreement, we made an upfront payment to CG of $3.0 million for the China rights. CG is eligible for development, regulatory and commercial-based milestones, as well as single-digit royalties on product sales in China. The total deal value for the China Rights, including the upfront payment, is up to $125 million. Aptose now owns worldwide (excluding Korea) rights to luxeptinib, a first-in-class, highly potent oral small molecule being developed for AML, B-cell malignancies, and other hematologic malignancies. Future possible royalties that might be paid under these agreements are determined on a country-by-country and product-by-product basis, on net sales during the period of time beginning on the first commercial sale of such product in such country and continuing until the later of: (i) the expiration of the last-to-expire valid claim of the CG Patents in such country covering such product; and (ii) ten (10) years after the first commercial sale of such product in such country.

Preclinical Profile

Luxeptinib exhibits a picomolar IC50 toward FLT3 with the Internal Tandem Duplication (“FLT3-ITD”), potency against the wild type FLT3 and a host of mutant forms of FLT3, as well as single-digit nanomolar IC50’s against BTK and its C481S mutant (“BTK-C481S”). Further, luxeptinib suppresses a small group of other relevant oncogenic kinases/pathways (including CSF1R, PDGFRα, TRK, and the ERK, MYC, AKT/mTOR/S6K and AURK/H3S10 pathways) that are operative in AML and certain B cell malignancies, but does not inhibit the TEC, epidermal growth factor receptor (EGFR) and ErbB2/4 kinases that are responsible for safety concerns with certain other kinase inhibitors.

As a potent inhibitor of FLT3-ITD, luxeptinib may become an effective therapy in a high-risk subset of AML patients. This is because the FLT3-ITD mutation occurs in approximately 30% of patients with AML and is associated with a poor prognosis. In murine xenograft studies of human AML (FLT3-ITD), CG-806 administered orally resulted in tumor elimination without measurable toxicity. Importantly, luxeptinib targets other oncogenic kinases which may also be operative in FLT3-ITD AML, thereby potentially allowing the agent to become an important therapeutic option for a broader group of this difficult-to-treat AML patient population. The findings that luxeptinib targets all forms of FLT3 and several other key oncogenic pathways, and that luxeptinib was well tolerated from a safety perspective during efficacy and formal Good Laboratory Practice (“GLP”) toxicology studies, suggest that luxeptinib may also have applicability in treating patients, particularly those over the age of 65, who cannot tolerate other therapies.

Separate from the AML and FLT3 applications, luxeptinib may be a therapeutic option for patients with B cell malignancies. Overexpression of the BTK enzyme can drive oncogenic signaling of certain B cell malignancies, including CLL and certain NHL such as mantle cell lymphoma, follicular lymphoma, diffuse large cell B cell lymphoma, and others. Therapy of these patients with covalent, irreversible BTK inhibitors, such as ibrutinib, that target the active site cysteine (“Cys”) residue of BTK can be beneficial in many patients. However, therapy with covalent BTK inhibitors can select for BTK with a C481S mutation, thereby conferring resistance to covalent BTK inhibitors. Furthermore, approximately half of CLL patients have discontinued treatment with ibrutinib after 3.4 years of therapy. Discontinuation of ibrutinib is due to the development of drug resistance (in particular, patients have malignancies that developed the BTK-C481S mutation), or due to refractory disease (patient tumors did not respond to ibrutinib) or intolerance (side effects led to discontinuation of ibrutinib), according to a study performed at The Ohio State University. The C481S mutation is observed in 5-10% of the patients, while 40-45% of the patients were intolerant or refractory to ibrutinib. As a non-covalent, reversible inhibitor of BTK, luxeptinib does not rely on the Cysteine 481 residue for inhibition of the BTK enzyme. Indeed, recent X-ray crystallographic studies (with wild type and C481S BTK) demonstrated that luxeptinib binds productively to the BTK active site in a manner that is indifferent to the presence or absence of mutations at the 481 residue. Moreover, in vitro studies demonstrated that luxeptinib kills B cell malignancy cell lines on average approximately 1000 times more potently than ibrutinib and kills ibrutinib-resistance cancer cells, and that luxeptinib more potently killed primary malignant cells taken from the bone marrow of CLL and ALL B-cell cancer patients. Yet, luxeptinib demonstrated a high degree of safety in animal efficacy and GLP toxicology studies. Consequently, patients who are resistant, refractory or intolerant to ibrutinib or other commercially approved or development-stage BTK inhibitors with B cell malignancies may continue to be sensitive to luxeptinib therapy. This is particularly true since luxeptinib inhibits the wild type and mutant forms of BTK, as well as other kinases/pathways that drive the survival and proliferation of B cell malignancies.

Latest Clinical Update and Program Status

During 2023 and early 2024, clinical evaluation of the new G3 formulation of luxeptinib was performed and has now been completed. The G3 formulation was tested in a single dose bioavailability study in 20 patients, including both B-cell cancer and AML patients, and across 5 dose levels (10mg to 200mg). The G3 formulation then was evaluated in R/R AML patients with continuous dosing using two different dose levels (50mg BID and 200mg BID) in a total of 11 patients. Data show the G3 formulation dosed at 200mg twice daily can achieve 2-3uM steady state plasma levels, with approximately 10-fold better absorption, and interestingly even better tolerability, than the original G1 formulation. Thus, the G3 formulation achieved the desired plasma exposure benchmark and can serve as the formulation of choice for future studies with LUX. Aptose is exploring alternative development paths and collaborations to advance LUX as a single agent or in combination with VEN to treat defined R/R patient populations of high unmet need.

Luxeptinib was evaluated in a Phase 1 a/b trial in patients with relapsed or refractory B cell malignancies who have failed or are intolerant to standard therapies, and in a separate Phase 1 a/b trial in patients with relapsed or refractory AML or high-risk MDS. During 2022, a new G3 formulation was tested as a single dose in 20 patients during the ongoing Phase 1 a/b clinical program. Modeling of the PK properties of G3 predicted steady-state plasma exposure from continuous dosing with 50 mg of G3 (every 12 hours, Q12h) should be comparable to that of 900 mg of the original G1 formulation Q12h, representing a significant improvement in bioavailability with G3. On November 14, 2022, we announced dosing of the first AML patient to receive a continuous dosing regimen of the G3 formulation (50 mg G3 Q12h), with the protocol allowing for further dose escalation of G3 in subsequent patients. Clinical data from both studies were presented during a Corporate Comprehensive Clinical Update Call held December 11, 2022. During the Corporate Update Call, we announced a CR was achieved with a diffuse large B-cell lymphoma patient at the end of Cycle 22 with 900mg BID of the original G1 formulation. Previously, an MRD-negative CR was reported with a R/R AML patient receiving 450mg BID of the original G1 formulation.

Concurrent with the EHA Annual Congress held June 8-11, 2023, Aptose held an interim clinical update webcast on June 10, 2023. During the update, Aptose reviewed clinical findings with the new G3 formulation of luxeptinib. Aptose confirmed that continuous dosing with 50mg Q12h of the G3 formulation in multiple patients achieves roughly an equivalent pharmacokinetic profile as 900mg original G1 formulation, and that dose escalation with the G3 formulation was anticipated. Since completion of the 50mg G3 Q12h dose exploration, R/R AML patients have been dosed with 200mg Q12h G3.

Safety and PK data with continuous dosing of the G3 formulation have been completed and the 200mg dose of G3 luxeptinib achieved steady state exposure plasma levels of approximately 2uM. The amalgam of clinical safety, PK and activity data with all formulations of luxeptinib in B-cell cancer and AML patients are being collected and evaluated, and we plan to disclose the findings at a scientific presentation. In addition, a molecularly defined subgroup of CLL patients (harboring mutations in FLT3 receptor) has been identified as a potential target population for treatment with luxeptinib in combination with other agents, and a feasibility analysis for the potential development of luxeptinib for the target population is underway.

Competitive Conditions

The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. There are numerous companies in these industries that are focusing their efforts on activities similar to ours. Some of these are companies with established positions in the pharmaceutical industry and may have substantially more financial and technical resources, more extensive research and development capabilities, and greater marketing, distribution, production, and human resources than us. In addition, we face competition from other companies for opportunities to enter partnerships with biotechnology and pharmaceutical companies and academic institutions.

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

Tuspetinib (HM43239)

In November 2021, we licensed the exclusive rights to research, develop and commercialize tuspetinib (the "Tuspetinib Licensing Agreement"). Under the terms of the Tuspetinib Licensing Agreement, Hanmi granted Aptose exclusive worldwide rights to tuspetinib for all indications. Aptose is now the exclusive licensee of composition of matter and use patents covering tuspetinib, and tuspetinib analogs. Aptose believes that it now owns rights to a strong and defensive intellectual property position.

As of December 31, 2023, Aptose owned rights in 46 issued patents, including 4 issued U.S. patents, and 23 patents validated in countries in Europe, that are in force and cover the tuspetinib compound, or analog compounds. These patents are expected to provide protection until 2038 through 2039. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for coverage of tuspetinib and analog compounds, with expected expiry dates between 2038 and 2042.

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

As of December 31, 2023, Aptose owned rights to 49 issued patents, including 3 issued U.S. patents, and 30 patents validated in countries in Europe, that are in force and cover numerous compounds, including the CG-806 compound, pharmaceutical compositions comprising the CG-806 compound, and methods of use for treating various diseases by administering various compounds, including the CG-806 compound. These patents are expected to provide protection until 2033-2038. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for coverage of CG-806, with expected expiry dates between 2038‑2039.

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

Employees

As of December 31, 2023, we employed 35 full-time persons and one part-time person in research and drug development and administration activities. Eleven of our employees hold Ph.D.s, two hold M.D.s, and numerous others hold degrees and designations such as M.Sc., B.Sc., C.P.A., C.M.A., M.Acc. and M.B.A. To encourage a focus on achieving long-term performance, employees and members of the board of directors of the Company (the “Board”) have the ability to acquire an ownership interest in the Company through Aptose’s share option and alternate compensation plans.

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

The laws of most of these countries require the licensing of manufacturing facilities, carefully controlled research and the extensive testing of products. Biotechnology companies must establish the safety and efficacy of their new products in clinical trials; they must establish and comply with current good manufacturing practices ("cGMPs") for the manufacturing of the product and control over marketing activities before being allowed to market a product. The safety and efficacy of a new drug must be shown through human clinical trials of the drug carried out in accordance with the guidance and regulations established by local and federal regulatory agencies.

The process of completing clinical trials and obtaining regulatory approval for a new drug takes a number of years and requires the expenditure of substantial resources. Once a new drug or product license application is submitted, regulatory agencies may not review the application in a timely manner and may not approve the product. Even after a New Drug Application (“NDA”) submission has occurred and/or approval has been obtained, further studies, including post-marketing studies, may be required to provide additional data on the efficacy and safety necessary to confirm the approved indication or to gain approval for the use of the new drug as a treatment for clinical indications other than those for which the new drug was initially tested. Regulatory agencies also require post-marketing surveillance programs to monitor a new drug’s side effects, safety and long-term effects of the product. A serious safety or effectiveness problem involving an approved new drug may result in a regulatory agency mandating a withdrawal of the new drug from the market and possible civil action. It is possible that we could encounter such difficulties or excessive costs in our efforts to secure necessary approvals, which could delay or prevent us from manufacturing or marketing our products.

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

Information About Our Executive Officers

Aptose’s leadership team comprises accomplished industry, financial and clinical research professionals who are dedicated to building a comprehensive anticancer drug pipeline and clinical development programs focused on targeted therapeutics directed against dysregulated oncogenic processes in patients with life. The team includes our President, Chairman and Chief Executive Officer, our Chief Financial Officer, and our Chief Medical Officer.

William G. Rice, Ph.D., age 64, joined Aptose as Chairman and Chief Executive Officer in October 2013. Dr. Rice brings 25 years of C-level experience in the biotech industry to Aptose. Prior to joining Aptose, Dr. Rice served as the President, Chief Executive Officer and Chairman of the board of Cylene Pharmaceuticals, Inc. (“Cylene”), a private biotechnology company, from 2003 to 2013. Prior to Cylene, Dr. Rice was the founder, President, Chief Executive Officer and Director of Achillion Pharmaceuticals, Inc. from 1998 to 2003. He also served as Senior Scientist and Head of the Drug Mechanism Laboratory at the National Cancer Institute-Frederick Cancer Research and Development Center from 1992 to 1998 and served as a faculty member in the division of Pediatric Hematology and Oncology at Emory University School of Medicine from 1989 to 1992. Dr. Rice received his Ph.D. from Emory University Department of Biochemistry.

Fletcher Payne, age 61, joined Aptose as Senior Vice President and Chief Financial Officer (“CFO”) in June 2022. Mr. Payne was appointed Chief Business Officer in October 2023. With a healthcare tenure of more than 25 years, Mr. Payne most recently served as CFO of Syapse, where he completed several financing transactions and oversaw accounting, finance, corporate development, and legal functions. Prior, he served as CFO at Catalyst Bioscience, a publicly traded biotech company. He served in a CFO capacity and senior financial positions at CytomX Therapeutics, Plexxikon Inc., Rinat Neuroscience Corporation, Dynavax Technologies Corporation, and Cell Genesys, among others. Mr. Payne holds a B.S. in Finance from the Haas School of Business, University of California, Berkeley.

Rafael Bejar, M.D, Ph.D., age 52, joined Aptose as Senior Vice President and Chief Medical Officer in January 2020. Dr. Bejar is an internationally recognized physician scientist with extensive research and clinical experience in the area of hematologic malignancies. Dr. Bejar joined Aptose from UC San Diego (“UCSD”) where he began working in 2012. He continues to serve at UCSD as an Associate Professor of Clinical Medicine, caring for patients and maintaining a research laboratory focused on translational studies of myeloid malignancies and also serves and is an independent consultant as a member of the Independent Data Monitoring Committee for other pharmaceutical companies. At UCSD, he founded the MDS Center of Excellence and led the Hematology Disease Team from 2017 to 2019. There he has directed several clinical studies and served as an advisor for numerous companies including Celgene, Takeda, AbbVie, Astex, Genoptix, Forty Seven, PersImmune, and Daiichi-Sankyo. Outside UCSD, Dr. Bejar sits on the Scientific Advisory Board for the MDS Foundation, is a prior member of the National Comprehensive Cancer Network Guidelines Committee, and has led projects for the International Working Group for MDS. He is frequently invited to speak at national and international meetings and has published articles in a variety of journals including The New England Journal of Medicine, Journal of Clinical Oncology, Leukemia, Blood, and Blood Advances. Dr. Bejar completed his fellowship at the Dana-Farber Cancer Institute and has been board certified in Hematology and Oncology. He completed his internship in Internal Medicine at the University of Chicago followed by his residency at the Brigham and Women’s Hospital in Boston where he later served a Medical Chief Resident and an Instructor in Hematology. He holds an M.D. degree and a Neuroscience Ph.D. from UCSD and a B.S. in Physics from MIT.

Corporate Information

Aptose is a publicly traded company governed by the Canada Business Corporations Act ("CBCA"). Our headquarters are located at 251 Consumers Road, Suite 1105 Toronto, Ontario, Canada M2J 4R3 (telephone: 647-479-9828), and our executive offices are located at 12770 High Bluff Drive, Suite 120, San Diego, CA 92130 (telephone: 858-926-2730).

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
•
our operations could be adversely affected by events outside of our control, such as natural disasters, wars or health crises;
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
•
our ability to maintain listing of our Common Shares on the Nasdaq and / or TSX
•
changing regulations may result in additional expenses
•
difficulties by non-Canadian investors to obtain and enforce judgments against us because of our Canadian incorporation and presence;
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

Although we have attempted to identify factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not anticipated, estimated or intended. Forward-looking statements are based upon our beliefs, estimates and opinions at the time they are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or circumstances should change, except as required by applicable law. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.

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

Risks Related to our Business

There is substantial doubt that we can remain a going concern over the next twelve months.

As of the filing date, we have sufficient liquidity to support the Company's operations until August 2024. In order for the Company to meet its capital requirements, and continue to operate, additional financing will be necessary. The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, and restructuring of operations to decrease expenses. However, given the challenges in the U.S. and global financial markets, and the matter in Note 17 to the Financial Statements, Subsequent events, that may impact the Company's ability to raise financing in the capital markets, the Company may be unable to access further equity or when needed, if at all. As the Company is primarily pursuing one compound that is licensed from a related party with significant licensing payments who will have influence on the Company, other investors may not be willing to invest in the Company. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The consolidated financial statements do not reflect any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. Such adjustments may be material. See Note 2(a) to the Financial Statements, Going concern.

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

We need to raise additional capital.

We have an ongoing need to raise additional capital. As of the filing date, we have sufficient liquidity to support the Company's operations until August 2024. To obtain the necessary capital, we must rely on some or all of the following: additional share issues, debt issuances (including promissory notes), collaboration agreements or corporate partnerships and grants and tax credits to provide full or partial funding for our activities. Additional funding may not be available on terms that are acceptable to us or in amounts that will enable us to carry out our business plan.

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

Our operations could be adversely affected by events outside of our control, such as natural disasters, wars or health crises.

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

We have not been profitable since our inception in 1986. We reported net losses of $51.2 million in the fiscal year ended December 31, 2023, $41.8 million in the fiscal year ended December 31, 2022, $65.4 million in the fiscal year ended December 31, 2021, $55.2 million in the fiscal year ended December 31, 2020 , and as of December 31, 2023, we had an accumulated deficit of $515.5 million. We had negative shareholder's equity of $2.9 million as of December 31, 2023 (December 31, 2022, positive shareholder's equity of $37.7 million).

We have not generated any significant revenue to date and it is possible that we will never have sufficient product sales revenue (if any) to achieve profitability. We expect to continue to incur losses for at least the next several years as we or our collaborators and licensees pursue clinical trials, research and development efforts. To become profitable, we, either alone or with our collaborators and licensees, must successfully develop, manufacture and market our current product candidates tuspetinib or luxeptinib, as well as continue to identify, develop, manufacture and market new product candidates. It is possible that we will never have significant product sales revenue or receive royalties on our licensed product candidates. If funding is insufficient at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

We currently do not earn any revenues from our drug candidates and are therefore considered to be in the development stage. The continuation of our research and development activities and the commercialization of the targeted therapeutic products are dependent upon our ability to successfully finance and complete our research and development programs through a combination of equity financing and payments from strategic partners. We have no current sources of significant payments from strategic partners. As of the filing date, we have sufficient liquidity to support the Company's operations until August 2024.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include failures to comply with FDA/Health Canada regulations, provide accurate information to the FDA/Health Canada, comply with manufacturing standards we have established, comply with federal, state and provincial health-care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in clinical trials, which could result in regulatory sanctions and serious harm to our reputation. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a substantial impact on our business and results of operations, including the imposition of substantial fines or other sanctions.

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

We may seek to expand our pipeline and capabilities by acquiring one or more companies or businesses, entering into collaborations or in-licensing one or more product candidates. For example, in June 2016, we entered into a definitive agreement with CG, granting Aptose an exclusive option to research, develop and commercialize CG-806 in all countries of the world except the Republic of Korea, for all fields of use, and in November 2021 we entered into the Tuspetinib Licensing Agreement with Hanmi granting Aptose exclusive worldwide rights to develop and commercialize tuspetinib.

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

We have obtained Fast Track Designation for tuspetinib for the treatment of patients with R/R AML and FLT3 mutation. We may seek Fast Track Designation for one or more of our other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Our preclinical studies and clinical trials may generate negative results that will not allow us to move towards the commercial use and sale of our product candidates. Furthermore, negative preclinical or clinical trial results may cause our business, financial condition, or results of operations to be materially adversely affected. Our tuspetinib and luxeptinib product candidates are currently being evaluated in Phase 1 studies, and are expected to undergo many years of testing and regulatory examinations prior to any potential regulatory approvals.

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

We rely on contract manufacturing organizations ("CMOs") to manufacture our product candidates for some preclinical studies and clinical trials. We rely on CMOs for manufacturing, filling, packaging, storing and shipping of drug product in compliance with cGMP regulations applicable to our products. The FDA and other regulatory agencies ensure the quality of drug products by carefully monitoring drug manufacturers’ compliance with cGMP regulations. The cGMP regulations for drugs contain minimum requirements for the methods, facilities and controls used in manufacturing, processing and packing of a drug product.

We contracted with multiple CMOs for the manufacture of tuspetinib and luxeptinib to supply the active ingredient and then drug product for our clinical trials. The synthesis of luxeptinib is challenging from a scale-up synthetic chemistry perspective. We pre-qualified CMOs to have the capacity, the systems and the experience to supply tuspetinib and luxeptinib for our clinical trials. We have qualified the manufacturing facilities and the FDA has also performed site audits for our selected CMOs. Despite the efforts to prequalify CMOs, delays and errors may occur, and any such manufacturing failures, delays or compliance issues could cause delays in the completion of our clinical trial programs.

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
•
substantially greater financial, technical and management resources, stronger intellectual property positions and greater manufacturing, marketing and sales capabilities, areas in which we have limited or no experience; and / or
•
significantly greater experience in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining required regulatory approvals.

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

For luxeptinib in B cell malignancies, examples of companies that have developed or are pursuing different approaches to BTK inhibition, both for the wild type and C481S-mutant forms, include AbbVie (IMBRUVICA), AstraZeneca (CALQUENCE), Beigene Co., Ltd. (Zanubrutinib), Merck (nemtabrutinib), and Eli Lilly (pirtobrutinib), among others.

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

Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter which we or our collaborators may be required to license in order to research, develop or commercialize tuspetinib or luxeptinib. In addition, third parties may assert infringement or other intellectual property claims against us. An adverse outcome in these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third-parties or require us to cease or modify our use of the technology. If we are required to license third-party technology, a license under such patents and patent applications may not be available on acceptable terms or at all. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another’s proprietary technology. We may also need to bring claims against others who we believe are infringing our rights in order to become or remain competitive and successful. Any such claims can be time consuming and expensive to pursue.

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

Our tuspetinib program is built around patents exclusively in-licensed from Hanmi, which permit us to research, develop and commercialize tuspetinib worldwide. Under the Tuspetinib Licensing Agreement, we are subject to significant obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales, as well as other material obligations. Hanmi is eligible for payments upon the achievement of developmental, regulatory and commercial-based milestones, as well as tiered royalties on product sales.

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

Requirements for regulatory approval vary widely from country to country. Regulatory authorities in other countries must approve a product prior to the commencement of marketing the product. The time required to obtain any such approval may be longer or shorter than in Canada or the United States. Approved drugs, as well as their manufacturers, are subject to continuing and ongoing review, and discovery of problems with these products or the failure to adhere to manufacturing or quality control requirements may result in regulatory restrictions being imposed.

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

Legislative and regulatory proposals have also been made to expand post approval requirements and restrict sales and promotional activities for pharmaceutical products in the US. Any healthcare reforms enacted in the future may, like the Affordable Care Act, be phased in over a number of years but, if enacted, could reduce our revenue, increase our costs, or require us to revise the ways in which we conduct business or put us at risk for loss of business. It is not clear whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be.

In Canada, the Patented Medicine Prices Review Board (the “PMPRB”) has jurisdiction to control prices of patented medicines that are considered excessive. Recent changes to the regulations governing the PMPRB are intended to lower the prices of patented medicines even further. The PMPRB’s jurisdiction could extend to any of our drug products that are approved in Canada and protected under Canadian patents, with an adverse effect on the prices that we would otherwise obtain for these drugs in the relevant market.

Coverage and adequate reimbursement may not be available for our product candidates, which could make it difficult for us to sell our products profitably.

Market acceptance and sales of any drug candidates that we develop will depend in part on the extent to which reimbursement for these products and related treatments will be available from third party payors, including government health administration authorities and private health insurers. Third party payors decide which drugs they will pay for and establish reimbursement levels. Third party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for each of our drug candidates will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Each plan determines whether or not it will provide coverage for a drug, what amount it will pay the manufacturer for the drug, and on what tier of its formulary the drug will be placed. The position of a drug on a formulary generally determines the copayment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

Efforts to ensure that our collaborations with third parties, and our business generally, will comply with applicable U.S. and Canadian healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, contractual damages, reputational harm, disgorgement, curtailment or restricting of our operations, any of which could substantially disrupt our operations and diminish our profits and future earnings. If any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. The risk of the Company being found in violation of these laws is increased by the fact that many of them have not been fully interpreted regulatory authorities or courts, and their provisions are open to a variety of interpretations.

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

The issuance of Common Shares by the Company could result in significant dilution in the equity interest of existing shareholders and adversely affect the market price of our Common Shares. Sales by existing shareholders of a large number of our Common Shares in the public market and the issuance of Common Shares in connection with strategic alliances, or the perception that such additional sales could occur, could cause the market price of our Common Shares to decline and have an undesirable impact on our ability to raise capital.

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

Failure to meet the TSX's and the Nasdaq’s continued listing requirements could result in the delisting of our Common Shares, negatively impact the price of our Common Shares and negatively impact our ability to raise additional capital.

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

On February 29, 2024, the Company received a deficiency letter (the “2024 Deficiency Letter”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company’s January 2024 private placement (the "Private Placement") of securities to Hanmi violated rule 5635(d) because the Company did not obtain shareholder approval prior to such issuance. Nasdaq stated that the Private Placement involved the issuance of greater than 20% of the issued and outstanding Common Shares of the Company at a discount to the Nasdaq official closing price on January 25, 2024, the date of the subscription agreement between the Company and Hanmi. The 2024 Deficiency Letter has no immediate effect on the listing of the Company’s Common Shares. In accordance with the Nasdaq Listing Rules, the Company has been given forty-five (45) calendar days, or until April 14, 2024, to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan to regain compliance, Nasdaq can grant an extension of up to 180 calendar days from the date of the Deficiency Letter to evidence compliance. Although the Company believes that the Private Placement was completed in accordance with the Nasdaq Listing Rules, the Company respects Nasdaq’s query and intends to work with Nasdaq to resolve Nasdaq’s concerns and will consider available options to regain compliance. However, there can be no assurance that the Company will be able to regain compliance with the applicable Nasdaq Listing Rules.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, new SEC regulations and Nasdaq rules, are creating uncertainty for companies such as ours. These laws, regulations and standards are subject to varying interpretations in some cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. If we fail to comply with these laws, regulations and standards, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

Certain Canadian laws could delay or deter a change of control.

Limitations on the ability to acquire and hold our Common Shares may be imposed by the Competition Act in Canada. This legislation permits the Commissioner of Competition of Canada to review any acquisition of a significant interest in the Company. This legislation grants the Commissioner jurisdiction to challenge such an acquisition before the Canadian Competition Tribunal if the Commissioner believes that it would, or would be likely to, result in a substantial lessening or prevention of competition in any market in Canada. The Investment Canada Act subjects an acquisition of control of a company by a non-Canadian to government review if the value of our assets, as calculated pursuant to the legislation, exceeds a threshold amount. A reviewable acquisition may not proceed unless the relevant minister is satisfied that the investment is likely to result in a net benefit to Canada. Any of the foregoing could prevent or delay a change of control and may deprive or limit strategic opportunities for our shareholders to sell their shares.

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

Any additional issuance of shares or a decision to acquire other businesses through the sale of equity securities may dilute our investors’ interests, and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. Such issuance may reduce the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the price of our Common Shares or a change in control.

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

United States investors in our Common Shares should be aware that we believe we are classified as a passive foreign investment company (“PFIC”) during the tax year ended December 31, 2022, and based on the nature of our business, the projected composition of our gross income and the projected composition and estimated fair market value of our assets, we expect to be a PFIC for the year ended December 31, 2023, and may be a PFIC in subsequent tax years. If the Company is a PFIC for any year during a United States shareholder’s holding period, then such United States shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” election (“QEF election”) or a “mark-to-market” election with respect to the Common Shares. A United States shareholder who makes a QEF election generally must report on a current basis its share of the Company’s net capital gain and ordinary earnings for any year in which the Company is a PFIC, whether or not the Company distributes any amounts to its shareholders. However, United States shareholders should be aware that we do not intend to satisfy record keeping requirements that apply to a qualified electing fund, and we do not intend to supply United States shareholders with information that such United States shareholders require to report under the QEF election rules, in the event that we are a PFIC and a United States shareholder wishes to make a QEF election. Thus, United States shareholders should assume that they will not be able to make a QEF election with respect to their Common Shares. A United States shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. Each United States shareholder should consult its own tax advisor regarding the United States federal, United States local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of our Common Shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and maintain a cybersecurity program designed to assess, identify, and manage risks from cybersecurity threats. As part of this program, we conduct periodic assessments of our IT Systems to evaluate the effectiveness of applicable security controls. These assessments follow industry-standard frameworks and include a review of our information security controls to assess cybersecurity capabilities and maturity. The results of these assessments are reported to the Audit Committee of the Board of Directors..

In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

We have established a cybersecurity policy that outlines the governance processes for identifying and managing material risks to privacy and cybersecurity. In addition, our cybersecurity policy describes our capabilities and processes for the detection, response, analysis, mitigation, recovery, and reporting of cybersecurity incidents. We also manage and maintain business continuity and disaster recovery capabilities to help ensure the availability of business-critical technology resources.

Governance Related to Cybersecurity Risks

Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through committees, has responsibility for the oversight of risk management. Our Audit Committee oversees the management of risks from cybersecurity threats. In addition, the full board reviews our major risk exposures, their potential impact on us, and the steps we take to manage them.

Our Chief Information Officer ("CIO") is responsible for developing, implementing, and maintaining our cybersecurity risk management policies and procedures. The individual currently serving in the role of CIO has over thirty-five years of experience in cybersecurity, information security, data protection, regulatory compliance, and risk management within complex and international business verticals such as pharmaceutical/biotech, technology, and logistics. The CIO provides regular cybersecurity updates to our board of directors.

Our Information Technology Steering Committee ("ITSC") oversees matters regarding the Company’s Information Technology strategy, priorities, and governance, including cybersecurity threats and risk assessments, through periodic meetings and frequent communications. ITSC members include representatives from the Finance, Regulatory Affairs, Operations, and Information Technology departments. The ITSC has a charter that is reviewed internally to ensure it is aligned with our business strategy. As outlined in its charter, and relative to cybersecurity, the ITSC is responsible for identifying and assessing material cybersecurity risks across the Company, including escalating to our Audit Committee and Executive Management where appropriate.

ITEM 2. PROPERTIES

We lease 7,556 square feet of office space in San Diego, California and 2,078 square feet of office space in Toronto, Canada. The lease for the San Diego office space is scheduled to expire on May 31, 2026. Aptose previously leased 2,618 square feet of laboratory space in San Diego. We exited this laboratory space prior to the expiration of the lease on February 28, 2023. The lease for the Toronto office space is scheduled to expire on June 30, 2024. We believe that our facilities are sufficient to meet our needs and that suitable additional space will be available as and when needed.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Shares are currently traded on The Nasdaq Capital Market under the symbol “APTO” and the Toronto Stock Exchange under the symbol “APS.”

As of March 26, 2024, there were approximately 30 shareholders of record of our Common Shares, which included Cede & Co., a nominee for Depository Trust Company, or DTC, and CDS & Co., a nominee for The Canadian Depository for Securities Ltd., ("CDS"). Common shares that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at either DTC or CDS, and are considered to be held of record by Cede & Co. or CDS & Co., each as one shareholder.

We currently intend to retain all future earnings, if any, for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our Common Shares in the foreseeable future.

Repurchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of 2023.

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

Aptose Biosciences Inc. is a science-driven clinical stage biotechnology company committed to precision medicines addressing the unmet clinical needs in oncology, with an initial focus on hematology. The Company's small molecule cancer therapeutics pipeline includes products designed to provide single agent efficacy and to enhance the efficacy of other anti-cancer therapies and regimens without overlapping toxicities. The Company’s executive office is in San Diego, California, and our head office is in Toronto, Canada.

Aptose Programs

We are advancing oral targeted agents to treat life-threatening hematologic cancers that require immediate treatment. We have two clinical-stage oral kinase inhibitors under active development for the treatment of hematologic malignancies: tuspetinib ("HM43239" or "TUS") and luxeptinib ("CG-806" or "LUX"). Tuspetinib and luxeptinib are being evaluated for safety, tolerability, pharmacokinetics and efficacy in Phase 1/2 clinical trials, and each molecule is described below. A third molecule (APTO-253) is not under clinical development and will not be discussed further.

Tuspetinib, Aptose’s lead asset, is being developed for frontline combination therapy in newly diagnosed AML patients to unlock the most significant patient impact and greatest commercial opportunity. Tuspetinib is a once-daily oral kinase inhibitor, targeting a select group of kinases operative in myeloid malignancies, such as acute myeloid leukemia ("AML") and the higher risk myelodysplastic syndromes ("hr-MDS"), and known to be involved in tumor proliferation, resistance to therapy, and differentiation. However, tuspetinib avoids kinases that typically cause toxicities associated with other kinase inhibitors and is consequently a well-tolerated antileukemic agent. The clinical development path for triplet combination therapy in newly diagnosed AML patients with tuspetinib-based triplet combination therapy (TUS + VEN + hypomethylating agent; (TUS+VEN+HMA), the TUS+VEN doublet in relapsed or refractory R/R AML patients.

Tuspetinib has completed the dose escalation and dose exploration stages of an international Phase 1/2 clinical trial designed to assess the safety, tolerability, pharmacokinetics, pharmacodynamic responses, and efficacy as a single agent in patients with R/R AML. Complete responses (“CRs”) without dose limiting toxicities were achieved at four dose levels across a broad diversity of mutationally-defined AML populations and with a highly favorable safety profile. Tuspetinib to date has demonstrated a favorable safety profile and has caused no drug-related QTc prolongations, liver or kidney toxicities, muscle damage, differentiation syndrome, and no myelosuppression with continuous dosing of patients in remission. A recommended phase 2 dose (RP2D) of 80 mg tuspetinib once daily as an oral tablet was selected and approved by the U.S. FDA for use as a single agent in patients with R/R AML. At the RP2D, tuspetinib demonstrated notable response rates in R/R AML patients that had never been treated with venetoclax (VEN-naive AML): CR/CRh=36% among all-comers, CR/CRh=50% among patients with mutated FLT3, and CR/CRh=25% in patients with wildtype FLT3.

Following completion of the single agent dose escalation and exploration trial, tuspetinib advanced into the APTIVATE expansion trial of the Phase 1/2 program in R/R AML patient populations treated with the TUS+VEN doublet, with the intent to position tuspetinib for triple combination studies in frontline therapy. The TUS+VEN doublet combination therapy maintained a favorable safety profile: no new or unexpected safety signals were observed, and there were no reported drug-related adverse events of QTc prolongation, differentiation syndrome, or deaths. The TUS+VEN doublet combination also achieved responses in heavily pretreated R/R AML patients, including those with wildtype or mutated FLT3, and those who failed prior therapy with venetoclax ("Prior-VEN") or FLT3 inhibitors ("Prior-FLT3i"). Based on the safety and efficacy profile of tuspetinib, we believe that tuspetinib, if approved, can reach annual sales greater than $3 billion by 2035 because we believe tuspetinib could 1) become the preferred kinase inhibitor for inclusion in triplet combination for front line AML patients with FLT3 mutations and for patients with wild type FLT3, 2) become the preferred kinase inhibitor for inclusion in combination with venetoclax for second line AML patients, 3) serve as an effective agent for maintenance therapy to prevent relapse in patients who achieved a complete remission through a stem cell transplant or through drug-based therapy, 4) serve as an effective agent for the treatment of third line FLT3 mutated patients failed by prior therapy with other FLT3 inhibitors and 5) serve in front line triplet combinations, second line doublet combinations, and maintenance therapy for hr-MDS patients. These beliefs related to the potential commercial opportunity are based on management’s current assumptions and estimates, which are subject to change, and there can be no assurance that tuspetinib will ever be approved or successfully commercialized and, if approved and commercialized, that it will ever generate significant revenues. See our “Risk Factors – “We are an early-stage development company with no revenues from product sales.” and “We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.” in this Annual Report on Form 10-K.

Luxeptinib is an oral, highly potent kinase inhibitor that selectively targets defined kinases operative in myeloid and lymphoid hematologic malignancies. This small molecule has been evaluated in a Phase 1a/b study for the treatment of patients having R/R B-cell leukemias and lymphomas and in a Phase 1a/b study for the treatment of patients with R/R AML or hr-MDS. These clinical studies demonstrated tumor shrinkage among B-cell cancer patients, including a CR in a diffuse large B-cell lymphoma patient that was determined via biopsy analysis at the end of Cycle 22 with 900mg BID dosing of the original G1 formulation. Likewise, an MRD-negative CR in one R/R AML patient occurred with 450mg BID dosing of the original G1 formulation. Because absorption of the original G1 formulation hampered effectiveness of luxeptinib, a new G3 formulation was developed. Enrollment of patients in the B-cell malignancy trial and the AML trial have been completed, and clinical evaluation of the G3 formulation has been completed. The G3 formulation was determined to deliver superior plasma exposure levels relative to the original G1 formulation, and any future trial with luxeptinib should use the G3 formulation. Regarding potential next steps with luxeptinib, recent therapeutic strategies with CLL B-cell cancer patients typically involve therapy with certain BTK inhibitors in combination with venetoclax (VEN). Drug resistance has begun to emerge in a molecularly defined subgroup of these patients, and the drug resistance has been correlated with mutations in the FLT3 receptor. Although FLT3 mutations are typically associated with AML patients, these R/R CLL prior-BTKi/Prior-VEN/FLT3-mutated patients are difficult to treat and represent a potential commercial market of approximately $200 million by 2039. The Dana Farber Cancer Institute identified this emerging patient population and has requested luxeptinib be tested as part of an investigator sponsored trial in combination with VEN in the R/R CLL prior-BTKi/Prior-VEN/FLT3-mutated patients. Non-clinical studies are underway to position LUX+VEN for the treatment of these patients, and efforts are underway to identify sources of capital to support such a trial to develop LUX for a molecularly defined CLL subpopulation with a high unmet medical need.

PROGRAM UPDATES

Tuspetinib

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

Manufacturing:

Following the Tuspetinib licensing agreement between Aptose and Hanmi on November 4, 2021 (the "Tuspetinib Licensing Agreement"), Aptose received from Hanmi an existing inventory of drug product expected to support continuation of the current Phase 1/2 study. The Company and Hanmi also entered into a separate supply agreement in 2022 for additional production of new drug substance and drug product to support further clinical development. Additional batches of API and drug product have been produced by other companies during 2022 and 2023.

Program Updates at Recent Scientific Forums:

On December 9, 2023, Aptose featured tuspetinib in an oral presentation at the 65th American Society of Hematology (ASH) Annual Meeting and Exposition and announced that a growing body of clinical data for Aptose’s lead compound tuspetinib, demonstrates significant benefit as a single agent and in combination with venetoclax in patients with R/R AML in the ongoing APTIVATE Phase 1/2 study. Data were presented in an oral presentation by lead investigator Naval G. Daver, M.D., Professor, Director Leukemia Research Alliance Program, Department of Leukemia, The University of Texas MD Anderson Cancer Center, Houston, TX.

Dr. Daver reported data from more than 100 relapsed/refractory patients from multiple international clinical sites, who had failed prior therapy and then were treated with TUS as a single agent or TUS+VEN. Both TUS and TUS+VEN delivered multiple composite complete remissions (CRc) in this very ill AML population, while maintaining a favorable safety profile across all treated patients. The data demonstrated tuspetinib is active and well tolerated in one of the most challenging and heterogeneous disease settings in oncology – relapsed and refractory AML. Tuspetinib demonstrated broad activity, including activity in patients with FLT3 wild-type AML (accounting for more than 70% of the AML population), FLT3 mutated AML, NPM1 mutated AML, as well as in patients with mutations historically associated with resistance to targeted therapy. Most notably, TUS targets VEN resistance mechanisms, enabling TUS+VEN uniquely to treat the very ill prior-VEN AML population, including both FLT3 mutant and FLT3 wildtype disease. From a broader perspective, the growing body of antileukemic activity, and continued favorable safety profile, support advancement of tuspetinib in a TUS+VEN+HMA triplet for the treatment of frontline newly diagnosed AML patients.”

Dr. Daver also pointed out that while patients on the TUS+VEN therapy are early in their treatment cycles, most achieving a response remained on treatment and that responses have begun to mature as dosing continues. Highlights of Dr. Daver’s ASH oral presentation include:

•

As a single agent at therapeutic doses of 80-160 mg in 68 evaluable patients, TUS was more active in VEN-naive patients, with an overall CRc rate of 29% (8/28). This included a 42% CRc rate (5/12) in FLT3-mutated patients and a 19% CRc rate (3/16) in FLT3-unmutated, or wildtype, AML patients. Responses and blood counts improved with continuous dosing, many patients bridged to an allogeneic stem cell transplant ("HSCT"), durability was observed when HSCT was not performed, and 80 mg was selected as the RP2D. Overall, tuspetinib showed a favorable safety profile with only mild adverse events ("AEs") and no dose-limiting toxicities ("DLTs") up to 160 mg per day, and no drug discontinuations from drug-related toxicity.

•

In the TUS+VEN doublet study, 49 patients were dosed with 80 mg of tuspetinib and 200 mg of venetoclax, with 36 evaluable (and 13 patients too early to assess). Patients were heavily exposed to Prior-VEN and Prior-FLT3 inhibitor treatment. TUS+VEN was active in both VEN-naive and prior Prior-VEN R/R AML patients. TUS demonstrated compelling composite complete remission (CRc) rates. Among all evaluable patients, TUS+VEN demonstrated a CRc rate of 25% (9/36); 43% (3/7) in VEN-naive patients, and 21% (6/29) in Prior-VEN patients. Among FLT3 wildtype patients, TUS+VEN demonstrated an overall CRc rate of 20% (5/25); 33% (2/6) in VEN-naive patients, and 16% (3/19) in Prior-VEN patients. Among FLT3 mutant patients, TUS+VEN demonstrated an overall CRc rate of 36% (4/11); a complete response in a VEN-naive patient (1/1); a 30% (3/10) in Prior-VEN patients; and 44% (4/9) in patients treated prior with a FLT3 inhibitor.

On October 29, 2023, Aptose presented two posters related to the clinical and preclinical activity of tuspetinib at the European School of Haematology 6th International Conference: Acute Myeloid Leukemia "Molecular and Translational": Advances in Biology and Treatment, held October 29-31, 2023, in Estoril, Portugal. Clinical findings included 1) data from the APTO-TUS-HV01 clinical trial (the "Food Effect Study") evaluating the pharmacokinetic (PK) properties of tuspetinib in healthy human volunteers in which tuspetinib was administered with our without food, and 2) from an international Phase 1/2 study of tuspetinib as a single agent (TUS) and in combination with venetoclax in patients with R/R AML from across clinical centers in the United States, South Korea, Spain, Australia and other sites. Data from the Food Effect Study in healthy human volunteers demonstrated tuspetinib can be administered with or without food and foresee no clinically meaningful difference in exposure. This is an important finding for patient convenience, as venetoclax is dosed with food and tuspetinib can now be co-administered with venetoclax rather than in staggered dosing. Findings from the Phase 1/2 clinical trial demonstrated tuspetinib as a single agent was well-tolerated and highly active among R/R AML patients with a diversity of adverse genotypes and delivered a 42% CR/CRh cross-evaluable venetoclax (VEN) naive patients at the 80mg daily RP2D. The TUS+VEN doublet has been well tolerated in the APTIVATE international Phase 1/2 expansion trial in R/R AML patients and achieved multiple responses in patients who previously failed venetoclax ("Prior-VEN failure AML"), including Prior-VEN failure patients who also previously failed FLT3 inhibitors, all of whom represent emerging populations of high unmet medical need. Notably, tuspetinib targets venetoclax resistance mechanisms that may re-sensitize Prior-VEN failure patients to venetoclax.

Separate from the clinical studies, the preclinical study (entitled: “Tuspetinib Oral Myeloid Kinase Inhibitor Creates Synthetic Lethal Vulnerability to Venetoclax”) presented by Aptose during the ESH Conference investigated the effects of tuspetinib on key elements of the phosphokinome and apoptotic proteome in both parental and TUS-resistant AML cells. In parental cells, tuspetinib inhibits key oncogenic signaling pathways and shifts the balance of pro- and anti-apoptotic proteins in favor of apoptosis, suggesting that it may generate vulnerability to venetoclax. In addition, acquired resistance in the AML cells to tuspetinib generated a synthetic lethal vulnerability to venetoclax of unusually high magnitude. Concurrent administration of TUS+VEN therefore may discourage the emergence of resistance to tuspetinib during treatment.

In conjunction with poster presentations at the ESH Conference, on October 30, 2023, Aptose held a “Clinical Update and KOL Data Review of AML Drug Tuspetinib” that was webcast and featured Dr. Naval Daver, MD, Professor, Director Leukemia Research Alliance Program, Department of Leukemia, The University of Texas MD Anderson Cancer Center, Houston, Texas. Dr. Daver is the lead investigator on Aptose’s APTIVATE trial and is recognized for significant achievements in the development of novel AML treatments, including several combination therapies. Aptose presented data in 49 patients who received the TUS+VEN doublet, showing an overall response rate ("ORR") of 48% among all patients that had achieved an evaluable stage, as well as a 44% ORR among Prior-VEN failure AML patients, including FLT3-unmutated ("wildtype") patients (43% ORR) and FLT3-mutated patients (60% ORR), some of whom also had failed prior therapy with FLT3 inhibitors. The TUS+VEN doublet was well tolerated with no unexpected safety signals. The TUS+VEN doublet may serve the Prior-VEN failure R/R AML patients that represent a rapidly growing population that is highly refractory to any salvage therapy. The compelling data with the TUS+VEN doublet in R/R AML patients suggest a TUS+VEN+HMA triplet may also serve the needs of frontline (1L) newly diagnosed AML patients.

Concurrent with the European Hematology Association (EHA) Annual Congress held June 8-11, 2023, Aptose held an interim clinical update webcast on June 10, 2023, to present highlights from the ongoing clinical development of tuspetinib. Aptose reported completion of the tuspetinib dose escalation and dose exploration Phase 1/2 trial in 77 R/R AML patients, tuspetinib demonstrated a favorable safety profile, and tuspetinib delivered monotherapy responses across four dose levels with no dose-limiting toxicity in mutationally diverse and difficult to treat R/R AML populations, including patients with highly adverse mutations that typically do not respond to monotherapy or combination therapy: TP53-mutated patients with a CR/CRh = 20% and RAS-mutated patients with a CR/CRh = 22%. Aptose also reported completion of a successful End of Phase 1 Meeting with the US FDA for tuspetinib, that a monotherapy RP2D was selected as 80mg daily, and that all development paths remain open, including the single arm accelerated path. Following completion of the dose escalation and dose exploration phases of the Phase 1/2 clinical program, Aptose focused attention on the tuspetinib APTIVATE expansion trial. The APTIVATE trial is designed to identify patient populations sensitive to tuspetinib monotherapy that may serve as development paths for single arm accelerated approval and to use the TUS+VEN doublet in R/R AML patients and identify patient populations of unmet need that are sensitive to the TUS+VEN doublet and can serve as development paths for accelerated and full approvals.

We reported that patient enrollment in the APTIVATE expansion trial has been brisk and preliminary CR activity had already been reported in patients receiving the TUS+VEN doublet who previously failed therapy with venetoclax. During the interim clinical update webcast Aptose also reviewed clinical findings with the new G3 formulation of luxeptinib. Aptose disclosed that continuous dosing with 50mg of the G3 formulation achieves roughly an equivalent pharmacokinetic profile as 900mg original G1 formulation, and that dose escalation with the G3 formulation was anticipated.

On March 23, 2023, Aptose announced the APTIVATE Phase 1/2 expansion trial with tuspetinib had been initiated and already had treated several R/R AML patients in the monotherapy arm, and that patient enrollment had been initiated in the doublet combination treatment arm of the APTIVATE trial with the TUS+VEN doublet. Since then, patients have continued to enroll and receive tuspetinib on the monotherapy arm. Plus, enrollment and dosing of patients on the TUS+VEN doublet arm have been brisk. Clinical investigator interest for tuspetinib is evident, and early signs of antileukemic activity during the APTIVATE trial have fueled the level of excitement for the trial.

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

Tuspetinib has completed the dose escalation and dose exploration phases of an international Phase 1/2 study in patients with relapsed or refractory AML across clinical centers in the United States and South Korea. Clinical data from tuspetinib in AML were presented at the ASH Annual Meeting in December 2022 and presented during a Corporate Comprehensive Clinical Update Call held December 11, 2022. Data presented demonstrated that tuspetinib delivers single agent responses without prolonged myelosuppression or life-threatening toxicities in these very ill and heavily pretreated relapsed or refractory AML patients. Responses were observed in a broad range of mutationally-defined populations, including those with mutated forms of NPM1, MLL, TP53, NRAS, KRAS, DNMT3A, RUNX1, wild-type FLT3, ITD or TKD mutated FLT3, various splicing factors, and other genes As of October 6, 2022, 60 heavily pretreated R/R AML patients were enrolled at multiple centers and treated at doses escalating from 20 mg to 200 mg, with further dose exploration at the 40 mg, 80 mg, 120 mg and 160 mg dose levels. Tuspetinib delivered multiple CRs at 40 mg, 80 mg, 120 mg and 160 mg dose levels in which no DLTs were observed. Tuspetinib demonstrated clinically meaningful benefit in all responders, by either bridging successfully to HSCT or leading to a durable response, as well as a favorable safety profile. In addition to 5 CRc and 1 PR reported at ASH 2021, 4 new CRc and 3 new PR had been generated during 2022. New responses during 2022 were achieved with 160 mg,120 mg, 80 mg, and 40 mg. Among efficacy-evaluable patients treated with 80 mg, 120 mg, or 160mg, the following response rates ranging from 19% to 75% were achieved in specific genotypic subpopulations of r/r AML patients. Significant bone marrow leukemic blast reductions were observed broadly in FLT3+ and FLT3 wildtype patients across multiple dose levels, comparable to reported gilteritinib data, but in more heavily pre-treated relapsed and refractory AML patients. Vignettes of patient experiences highlight the potency and breadth of tuspetinib to deliver complete remissions among several mutationally-defined populations with a diversity of adverse mutations. Tuspetinib continued to show a favorable safety profile with only mild AEs and no DLTs up to 160 mg per day, and no drug discontinuations from drug-related toxicity. No drug-related SAE, drug-related deaths, differentiation syndrome, AE of QT prolongation or DLT were observed through the 160 mg level. Tuspetinib avoids many of the typical toxicities observed with other tyrosine kinase inhibitors. Aptose identified a safe therapeutic range with a broad therapeutic window, spanning the dose levels of 40, 80, 120 and 160 milligrams. Aptose also announced that enrollment had been initiated in the APTIVATE expansion trial for monotherapy and drug combination therapy with tuspetinib. For the APTIVATE expansion trial, Aptose selected 120 mg as the initiating single agent expansion dose and 80 mg as the initiating dose selected for combination with venetoclax.

At the European Hematology Association Annual Congress 2022 held June 9-12, 2022, Aptose presented preclinical data from tuspetinib in a poster entitled “Myeloid Kinome Inhibitor HM43239 Overcomes Acquired Resistance in Acute Myeloid Leukemia Models.” Oral HM43239 potently inhibits kinases that drive AML, including SYK, diverse forms of the FLT3, JAK1 and JAK2, and mutant forms of the c-KIT kinases. The SYK and JAK1/2 intracellular kinases and the FLT3 (mutated and wildtype) and cKIT (mutated) receptor kinases mediate oncogenic signaling pathways in AML that can drive malignant proliferation and promote drug resistance to certain drugs. Tuspetinib was developed to overcome shortcomings of other drugs, such as simple SYK inhibitors and approved inhibitors of FLT3. These preclinical findings support the continued clinical development of tuspetinib for the treatment of multiple AML populations, particularly those who have failed other therapies.

Major conclusions include

•
tuspetinib inhibits wild type and mutant forms of FLT3 at low nM concentrations
•
tuspetinib HM43239 inhibits SYK, JAK1, JAK2 and mutant forms of c-KIT at low nM concentrations
•
tuspetinib inhibits phospho-FLT3, phospho-SYK, phospho-EKR1/2 and phospho-JAK/STAT5 that participate in signaling and rescue pathways
•
tuspetinib has potential to kill cells and tumors resistant to other FLT3 inhibitors
•
tuspetinib, at doses that are well tolerated, demonstrates in vivo efficacy on tumors resistant to other FLT3 inhibitors

Luxeptinib

Indication and Clinical Trials:

Luxeptinib is currently being evaluated in a Phase 1 a/b trial in patients with relapsed or refractory B cell malignancies who have failed or are intolerant to standard therapies, and in a separate Phase 1 a/b trial in patients with relapsed or refractory AML or high-risk MDS. During 2022, a new G3 formulation was tested as a single dose in 20 patients during the ongoing Phase 1 a/b clinical program. Modeling of the PK properties of G3 predicted steady-state plasma exposure from continuous dosing with 50 mg of G3 (every 12 hours, Q12h) should be comparable to that of 900 mg of the original G1 formulation Q12h, representing a significant improvement in bioavailability with G3. On November 14, 2022, Aptose announced dosing of the first AML patient to receive a continuous dosing regimen of the G3 formulation (50 mg G3 Q12h), with the protocol allowing for further dose escalation of G3 in subsequent patients. Clinical data from both studies were presented during a Corporate Comprehensive Clinical Update Call held December 11, 2022. During the Corporate Update Call, Aptose announced a CR was achieved with a DLBCL patient at the end of Cycle 22 with 900mg BID of the original G1 formulation. Previously, an MRD-negative CR was reported with a R/R AML patient receiving 450mg BID of the original G1 formulation. Aptose expects that 9-15 patients will determine if G3 is safe and achieves desired exposures to deliver clinical responses.

Manufacturing:

During fiscal years 2017 and 2018, we created a scalable chemical synthetic route for the manufacture of luxeptinib drug substance and have scaled the manufacture of API to multi-kg levels, we completed the manufacture of a multi-kg batch of API under GMP conditions as our API supply for our first-in-human clinical trials, and we manufactured under GMP conditions two dosage strengths of capsules to serve as our clinical supply in those human studies. During fiscal 2019 and 2020, we completed successful manufacture of multiple batches of API and drug product, and planned numerous GMP production campaigns to supply the ongoing trial and planned trials into the future. To date we have been able to manufacture API and capsules to support clinical supplies under GMP conditions. In fiscal 2021 and 2022 we continued our manufacturing campaigns and scale-up and tech transfer activities to support additional manufacturing capacity for the ongoing and planned clinical trials of luxeptinib. Additional research and development funds were utilized to support the development of the G3 formulation of luxeptinib. Now that the G3 formulation has been successfully manufactured and has demonstrated encouraging PK properties, the manufacture of additional batches of the first and second generation formulation of luxeptinib are discontinued, and the amount of drug substance manufacturing is reduced.

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

We have completed several non-clinical and clinical studies that demonstrate the highly differentiated profile of luxeptinib. Key studies that have been presented at scientific forums are as follows:

•
On April 27, 2020, we presented the early clinical data on luxeptinib at the AACR Virtual Annual Meeting I in lieu of the live oral presentation originally planned. A video summary of Abstract # 9967 - (Early clinical findings from a Phase 1a/b dose escalation trial to evaluate the safety and tolerability of CG-806 in patients with relapsed or refractory CLL/SLL or non-Hodgkin’s lymphomas) described the first-in-human tests of luxeptinib which are being carried out in a Phase 1a/b clinical study in patients with significant unmet needs including patients with relapsed or refractory CLL, SLL or NHL who had been failed by or been intolerant to two lines of established therapy. We noted that the second patient, treated at the 300 mg BID dose level, represented a classic CLL patient that developed a brisk lymphocytosis (evidence of BTK target engagement and evidence of pharmacologic activity), and that enrollment was continuing.
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
•
On December 6, 2020, we presented new clinical data in a virtual poster presentation at the 62nd ASH Annual Meeting. The poster, A Phase 1 a/b Dose Escalation Study of the Mutation Agnostic BTK/FLT3 Inhibitor CG-806 in Patients with Relapsed or Refractory CLL/SLL or Non-Hodgkin’s Lymphomas reviewed luxeptinib data for fourteen patients (as of the cutoff date of November 2, 2020) with R/R CLL, SLL or NHL in the first in-human Phase 1a/b, open-label, single arm, multicenter dose-escalation clinical study. Data from the ongoing trial demonstrated that luxeptinib was generally well-tolerated in patients treated at 150 mg, 300 mg, 450 mg, and 600 mg BID over multiple cycles, supporting continued dose escalation. At the ongoing 750 mg dose, luxeptinib achieved steady state plasma concentration greater than 2 micromolar at the of Cycle 1. Luxeptinib treatment also led to modest reductions in patients with different B-cell malignancies. On December 6, 2020, Aptose also hosted a corporate event and clinical update, where the company’s management highlighted some early clinical observations on safety, tolerability, pharmacokinetics and activity from the Phase 1a/b study in B-cell malignancies as well as from the recently initiated Phase 1a/b study in AML. On June 11, 2021, we presented clinical data on luxeptinib in a poster presentation at the EHA June 2021 Congress. With luxeptinib in heavily pretreated B-cell cancer patients we presented that many of the patients rapidly progressed immediately before luxeptinib treatment was initiated, resulting in a trend of tumor growth early in treatment, often followed by tumor reductions. We observed dose-dependent anti-leukemic activity to luxeptinib in patients who received dose escalation, including one follicular lymphoma patient who experienced tumor growth while on 450mg BID and upon dose escalation to 600mg BID the patient experienced 43% tumor reduction from peak (12% from baseline). In that patient, luxeptinib was well-tolerated with single agent activity for the duration of 16+ cycles of therapy. In addition, one CLL patient and one WM patient reported >25% tumor volume reduction.

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

Nasdaq Notice and Reverse Stock Split

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

On February 29, 2024, we received a deficiency letter (the “2024 Deficiency Letter”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company’s January 2024 Private Placement of securities to Hanmi violated 5635(d) because the Company did not obtain shareholder approval prior to such issuance. Nasdaq stated that the Private Placement involved the issuance of greater than 20% of the issued and outstanding Common Shares of the Company at a discount to the Nasdaq official closing price on January 25, 2024, the date of the subscription agreement between the Company and Hanmi. The 2024 Deficiency Letter has no immediate effect on the listing of the Company’s Common Shares. In accordance with the Nasdaq Listing Rules, the Company has been given forty-five (45) calendar days, or until April 14, 2024, to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan to regain compliance, Nasdaq can grant an extension of up to 180 calendar days from the date of the Deficiency Letter to evidence compliance. Although the Company believes that the Private Placement was completed in accordance with the Nasdaq Listing Rules, the Company respects Nasdaq’s query and intends to work with Nasdaq to resolve Nasdaq’s concerns and will consider available options to regain compliance. However, there can be no assurance that the Company will be able to regain compliance with the applicable Nasdaq Listing Rules.

LIQUIDITY AND CAPITAL RESOURCES

We are an early-stage development company and we currently do not earn any revenues from our drug candidates. The continuation of our research and development activities and the commercialization of the targeted therapeutic products are dependent upon our ability to successfully finance and complete our research and development programs through a combination of equity financing and payments from strategic partners. We have no current sources of significant payments from strategic partners. As of the filing date, we have sufficient liquidity to support the Company's operations until August 2024.

Sources of liquidity:

The following table presents our cash and cash equivalents, investments and working capital as of December 31, 2023 and 2022.

(in thousands)	Balances at December 31, 2023	Balances at December 31, 2022
Cash and cash equivalents	$9,252	$36,970
Investments	—	9,989
Total	$9,252	$46,959
Working capital	$(3,375)	$37,235

Working capital is a non-GAAP measure and represents cash, cash equivalents, investments, prepaid expenses and other current assets less current liabilities.

As of December 31, 2023, we reported negative shareholder's equity of $2.9 million (December 31, 2022, positive shareholder's equity of $37.7 million). In order for the Company to meet its capital requirements, and continue to operate, additional financing will be necessary. The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, and restructuring of operations to decrease expenses. However, given the challenges in the U.S. and global financial markets, and the matter in Note 17 to the Financial Statements, Subsequent events, that may impact the Company's ability to raise financing in the capital markets, the Company may be unable to access further equity or when needed, if at all. As the Company is primarily pursuing one compound that is licensed from a related party with significant licensing payments who will have influence on the Company, other investors may not be willing to invest in the Company. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The consolidated financial statements do not reflect any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. Such adjustments may be material. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

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

Hanmi Investment September 2023

On August 10, 2023, the Company entered into a binding term sheet with Hanmi whereby Hanmi agreed to invest, at their sole discretion, up to a maximum of $7 million in Aptose up to a total ownership of 19.99 percent of Aptose by Hanmi. On September 6, 2023, the Company entered into a subscription agreement with Hanmi, pursuant to which the Company sold 668,449 Common Shares to Hanmi for gross proceeds of $3 million. Hanmi held 884,152 Common Shares of Aptose as of December 31, 2023. Hanmi subsequently invested $4 million in Aptose as noted below. See below, "January 2024 Public Offering Financing and Concurrent Hanmi Investment." In addition, see Note 17 to the Financial Statements, Subsequent events.

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

Upon entering into the 2023 Committed Equity Facility, the Company agreed to issue to Keystone an aggregate of 25,156 Common Shares (the “Commitment Shares”) as consideration for Keystone’s commitment to purchase Common Shares upon the Company’s direction under the 2023 Committed Equity Facility. The Company issued 7,547 Common Shares, or 30% of the Commitment Shares, on the date of the 2023 Committed Equity Facility Agreement (the “Initial Commitment Shares”). An additional 7,547 Common Shares, or 30% of the Commitment Shares, were issued to Keystone 90 days following the Commencement Date (the “First Back-End Commitment Shares”). The remaining 10,062 Common Shares, or 40% of the Commitment Shares, were issued to Keystone subsequent to December 31, 2023 (the “Second Back-End Commitment Shares”). See Note 17 to the Financial Statements, Subsequent events.

In the year ended December 31, 2023, the Company's sales of Common Shares to Keystone comprised 720,494 Common shares sold to Keystone at an average price of $2.91 per Common share for gross cash proceeds of $2.1 million. In addition, 15,094 Commitment Shares were issued in 2023 and the remaining 10,062 Commitment Shares were issued in January 2024.

January 2024 Public Offering Financing and Concurrent Hanmi Investment

On January 31, 2024, the Company announced the closing of a $9.7 million public offering (the “Public Offering”) and a $4 million private placement (the “Private Placement”) with Hanmi Pharmaceutical. The Public Offering comprised 5,649,122 Common Shares and warrants at a combined offering price of US $1.71 per share. This included 736,842 Common Shares and warrants pursuant to a full exercise by the underwriter of its over-allotment option (the “Over-Allotment Option”). The Private Placement with Hanmi comprised 2,105,263 Common Shares of the Company sold at a price of $1.90, representing an 11% premium over the price of the Common Shares issued as part of the Public Offering. Financing costs included underwriting costs of 7% and approximately $400,000 in professional fees. The Company also issued Hanmi warrants to purchase Common Shares at an exercise price of $1.71 per Warrant Share. The total number of Common Shares outstanding after the closing of the Public Offering, including the Over-Allotment Option, and Private Placement was 15,706,810 and warrants outstanding were 8,332,163. As of the filing date, the total Common Share ownership by Hanmi was 2,989,414, representing ownership of 19.03% of the outstanding Common Shares of the Company. Hanmi also owns 2,339,181 warrants to purchase Common Shares at an exchange price of $1.71 per Warrant Share.

At-The-Market Facilities

On December 9, 2022, the Company entered into an equity distribution agreement pursuant to which the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $50 million through Jones Trading Institutional Services LLC ("Jones Trading") on Nasdaq (the "2022 ATM Facility"). During the year ended December 31, 2022, the Company issued 4,836 Common Shares under this 2022 ATM Facility at an average price of $10.81 per Common Share for gross proceeds of $52 thousand ($51 thousand net of share issuance costs). During the year ended December 31, 2023, the Company issued 336,690 Common Shares under this 2022 ATM Facility at an average price of $5.62 for gross proceeds of $1.9 million ($1.8 million net of share issuance costs). As of December 31, 2023, the Company had raised a total of $1.9 million gross proceeds ($1.9 million net of share issuance costs) under the 2022 ATM Facility. Costs associated with the proceeds consisted of 3% cash commission.

On May 5, 2020, the Company entered an “at-the-market” equity distribution agreement with Piper Sandler & Co. (“Piper Sandler”) and Canaccord Genuity LLC (“Canaccord Genuity”) acting as co-agents (the “2020 ATM Facility”). Under the terms of the 2020 ATM Facility, the Company could, from time to time, sell Common Shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on Nasdaq. During the period from January 1, 2022 to October 31, 2022, the date the Agreement was terminated, the company issued During the year ended December 31, 2022, the Company issued 3,646 Common Shares under the 2020 ATM Facility at an average price of $14.25 per Common Share for gross proceeds of $52 thousand ($50 thousand net of share issuance costs). As of October 31, 2022, the date the 2020 ATM Facility was terminated, the Company had raised a total of $89 thousand gross proceeds ($86 thousand net of share issuance costs) under the 2020 ATM Facility. Costs associated with the proceeds consisted of a 3% cash commission.

2022 Base Shelf

In October 2022, we filed a short form base shelf prospectus (the 2022 “Base Shelf”) that allows us to distribute, upon the filing of prospectus supplements, up to $200,000,000 of Common Shares, warrants, or units comprising any combination of Common Shares and warrants. The Base Shelf was declared effective by the SEC on October 21, 2022 and expires on October 7, 2025.

Our ability to raise additional funds could be affected by adverse market conditions, the status of our product pipeline, and various other factors and we may be unable to raise capital when needed, or on terms favorable to us. If the necessary funds are not available, we may need to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates. As of the filing date, we have sufficient liquidity to support the Company's operations until August 2024.

Cash flows:

The following table presents a summary of our cash flows for the years ended December 31, 2023 and 2022:

	For the Years Ended,
(in thousands)	December 31, 2023	December 31, 2022
Net cash provided by (used in):
Operating activities	$(44,590)	$(32,322)
Investing activities	9,960	30,066
Financing activities	6,910	116
Effect of exchange rates changes on cash and cash equivalents	2	(4)
Net (decrease)/increase in cash and cash equivalents	$(27,718)	$(2,144)

Cash used in operating activities:

Our cash used in operating activities for the years ended December 31, 2023 and 2022 was approximately $44.6 million and $32.3 million, respectively. Our uses of cash for operating activities for both years consisted primarily of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees. Net cash used in operating activities was higher in the year ended December 31, 2023 as compared with the year ended December 31, 2022 resulting mostly from higher operating expenses, as discussed further below. See “Results of Operations.”

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

Cash flow from investing activities:

Our cash provided by investing activities for the years ended December 31, 2023 and December 31, 2022 was $10.0 million and $30.1 million, consisting mainly of proceeds from the maturity of investments.

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

Cash flow from financing activities:

Our cash flow from financing activities for the year ended December 31, 2023 was approximately $6.9 million, and consisted of $3.0 million in proceeds from shares issued to Hanmi, $2.1 million in proceeds from the Committed Equity Facility, $1.8 million from shares issued from the 2022 ATM facility, and $29 thousand from the issuance of shares under the ESPP plan.

Our cash flow from financing activities for the year ended December 31, 2022 was approximately $116 thousand, and consisted of proceeds from the from shares issued from the 2022 ATM Facility of approximately $51 thousand, proceeds from shares issued from the 2020 ATM Facility of $50 thousand, and proceeds from the exercise of stock options of $15 thousand.

Contractual Obligations and Off-Balance Sheet Financing

As of December 31, 2023, we have not entered into any off-balance sheet arrangements.

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

On November 4, 2021, the Company entered into the Tuspetinib Licensing Agreement with Hanmi for exclusive global rights to its compound named tuspetinib. Under the Tuspetinib Licensing Agreement, the Company has maximum obligations for clinical development and global regulatory milestones totaling $64.5 million for the first potential clinical indication of tuspetinib, $34 million for the second indication, and $29 million for the third indication. The Company has maximum obligations for tiered global sales-based milestones totaling $280 million. The Company also has an obligation for tiered royalty payments on global sales of commercialized product. The timing of any milestone or royalty payments that may become due is not yet determinable.

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

RESULTS OF OPERATIONS

A summary of the results of operations for the years ended December 31, 2023 and 2022 is presented below:

	Year ended December 31,
(in thousands except per Common Share data)	2023	2022

Revenues	$-	$-
Research and development expenses	36,765	28,088
General and administrative expenses	15,591	14,514
Net finance income	1,149	779
Net loss	$(51,207)	$(41,823)
Unrealized gain/(loss) on securities available-for-sale	2	(2)
Total comprehensive loss	$(51,205)	$(41,825)
Basic and diluted loss per Common Share	$(7.58)	$(6.80)

Net loss of $51.2 million for the year ended December 31, 2023 increased by approximately $9.4 million as compared with $41.8 million for the year ended December 31, 2022, primarily as of a result of an increase in research and development program costs and personnel expenses of $8.7 million, and a $1.1 million increase in general and administrative costs.

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
•
License fees.

We have ongoing Phase 1 clinical trials for our product candidates tuspetinib and luxeptinib. Tuspetinib was licensed into Aptose in November 2021 and we assumed sponsorship, and the related costs, of the tuspetinib study effective January 1, 2022. In December 2021, we discontinued the APTO-253 program.

We expect our research and development expenses to be higher for the foreseeable future as we continue to advance tuspetinib into larger clinical trials.

The research and development (“R&D”) expenses for the years ended December 31, 2023 and 2022 were as follows:

	Year ended December 31,
(in thousands)	2023	2022
Program costs – Tuspetinib	$24,925	$10,083
Program costs – Luxeptinib	3,510	8,426
Program costs – APTO-253	40	141
Personnel expenses	6,878	7,181
Stock-based compensation	1,373	2,218
Depreciation of equipment	39	39
	$36,765	$28,088

R&D expenses increased by $8.7 million to $36.8 million for the year ended December 31, 2023 as compared with $28.1 million for the comparative period in 2022. Changes to the components of our R&D expenses presented in the table above are primarily as a result of the following activities:

•
Program costs for tuspetinib increased by $14.8 million. The higher program costs for tuspetinib in 2023 represent the enrollment of patients in our APTIVATE clinical trial, our healthy volunteer trial, manufacturing activities to support clinical development, and related expenses.
•
Program costs for luxeptinib decreased by approximately $4.9 million, primarily due to lower clinical trial costs and lower manufacturing costs as a result of the current formulation requiring less API than the prior formulation.
•
Program costs for APTO-253 decreased by approximately $101 thousand due to the Company's decision on December 20, 2021 to discontinue further development of APTO-253.
•
Personnel-related expenses decreased by $0.3 million, due to lower headcount in 2023.
•
Stock-based compensation decreased by approximately $845 thousand in the year ended December 31, 2023, compared with the year ended December 31, 2022, primarily due to stock options granted with lower grant date fair values in the current period.

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

The general and administrative expenses for the years ended December 31, 2023 and 2022 are as follows:

	Year ended December 31,
(in thousands)	2023	2022
General and administrative, excluding items below:	$13,262	$11,444
Stock-based compensation	2,280	2,989
Depreciation of equipment	49	81
	$15,591	$14,514

General and administrative expenses for the year ended December 31, 2023 were approximately $15.6 million as compared with $14.5 million for the comparative period in 2022, an increase of approximately $1.1 million. The increase was primarily as a result of higher salaries expenses, higher travel expenses, and higher professional fees, partly offset by a decrease in stock-based compensation costs of $709 thousand.

Stock-based compensation decreased by approximately $709 thousand mostly as a result of a lower number of options granted in the year ended December 31, 2023, with those options having a lower grant date fair value as compared with the options granted in the comparative period, and additional compensation recognized in the comparative period for modifications made to then vested and unvested stock options for one former company officer, as part of a separation and release agreement.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies and Estimates

We periodically review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. As part of this process, we have reviewed our selection, application and communication of critical accounting policies and financial disclosures. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has discussed the development and selection of the critical accounting policies with the Audit Committee of the Board, and the Audit Committee has reviewed the disclosure relating to critical accounting policies in this MD&A. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements.

Significant accounting judgments and estimates

Management’s assessment of our ability to continue as a going concern involves making a judgment, at a particular point in time, about inherently uncertain future outcomes and events or conditions. Please see the “Liquidity and Capital Resources” section in this document for a discussion of the factors considered by management in arriving at its assessment. The critical accounting policies, judgments and estimates made by management are the estimates related to prepaid and accrued R&D activities.

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

Although Management does not expect our estimates to be materially different from amounts actually incurred, if the estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in the Company reporting amounts that are too high or too low in any particular period. As of December 31, 2023, the Company has recorded approximately $0.7 million in prepaid expenses and approximately $6.5 million in accrued liabilities related to its research and development activities. If the estimates are too high or too low by a factor of 10% this would mean that prepaid expenses would be over or understated by approximately $70 thousand, and accrued liabilities would be over or understated by approximately $650 thousand. On a combined basis, this could mean an increase or decrease in research and development expenses by approximately $720 thousand. To date, there have been no material differences between the estimates of such expenses and the amounts actually incurred.

Updated share information

As of March 26, 2024, we had 15,717,701 Common Shares issued and outstanding. In addition, there were 1,504,636 Common Shares issuable upon the exercise of outstanding stock options.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of our fiscal year ended December 31, 2023, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, to allow timely decisions regarding required disclosure.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria. We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Securities Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because we are incorporating by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, referred to as the Proxy Statement, which will be filed with the SEC within 120 days of the 2023 fiscal year-end.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Election of Directors,” “Nomination of Directors,” and “Corporate Governance – Board Committees,” except for the information required with respect to our executive officers, which has been included under the heading “Executive Officers” in Item 1, Part I of this Form 10-K, and is incorporated herein by reference, and except for information on our code of ethics.

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
1.
Financial Statements. We have filed the following documents as part of this Annual Report:

2.
Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

(b)
Exhibits

Exhibit Number	Description of Document

3.1	Articles of Incorporation, Arrangement and Amendment (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 6-K filed with the SEC on June 12, 2015)

3.2	By-law #2 of the Company (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 6-K filed with the SEC on June 12, 2015)

3.3	Certificate of Amendment (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2023)

4.1*	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual report on Form 10-K filed with the SEC on March 22, 2022)

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

10.19

Registration Rights Agreement, dated as of May 25, 2023, by and between the Company and Keystone Capital Partners, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2023)

10.20

Common Share Purchase Agreement, dated as of May 25, 2023, by and between the Company and Keystone Capital Partners, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2023)

10.21

Subscription Agreement, dated September 6, 2023, by and between the Company and Hanmi Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2023)

10.22

Investor Rights Agreement, dated September 6, 2023, by and between the Company and Hanmi Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2023)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm (KPMG)

24.1*	Powers of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Aptose Bioscience Inc. Clawback Policy

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ITEM 16. form 10-k summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 26th day of March, 2024.

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

Years ended December 31, 2023 and 2022

KPMG LLP
100 New Park Place, Suite 1400

Vaughan, ON L4K 0J3

Tel 905-265 5900

Fax 905-265 6390

www.kpmg.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Aptose Biosciences Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Aptose Biosciences Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2(a) to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Aptose Biosciences Inc. March 26, 2024

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

Aptose Biosciences Inc. March 26, 2024

The following are the primary procedures we performed to address this critical audit matter. For a selection of prepaid and accrued costs amounts for research and development projects, we assessed the Company’s estimates by:

• inquiring with Company personnel responsible for overseeing the research and development activities to understand progress of the activities including project milestones, and contract terms together with related executed change orders

• inspecting the terms of the contracts, including related executed change orders, between the Company and the respective contract research and contract manufacturing organizations, the correspondence between the Company and these organizations as to the completion status, invoices received by the Company subsequent to period end, and using this information to arrive at an independent estimate of the prepaid or accrual amounts and comparing it to the amounts recorded by the Company

We have served as the Company’s auditor since 1994.

/s/KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

Vaughan, Canada

March 26, 2024

APTOSE BIOSCIENCES INC.

Consolidated Statements of Financial Position

(Expressed in thousands of US dollars)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$9,252	$36,970
Investments	—	9,989
Prepaid expenses	2,042	2,303
Other current assets	600	257
Total current assets	11,894	49,519
Non-current assets:
Property and equipment	152	211
Right-of-use assets, operating leases	943	1,297
Total non-current assets	1,095	1,508
Total assets	$12,989	$51,027
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable to related party	$2,554	$2,984
Accounts payable	3,492	3,342
Accrued liabilities to related party	—	572
Accrued liabilities	8,829	5,085
Current portion of lease liability, operating leases	394	301
Total current liabilities	15,269	12,284
Non-current liabilities:
Lease liability, operating leases	621	1,002
Total liabilities	15,890	13,286
Shareholders’ equity:
Share capital:
Common shares, no par value, unlimited authorized shares, 7,942,363 and 6,157,749 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	444,806	437,520
Additional paid-in capital	72,146	68,869
Accumulated other comprehensive loss	(4,316)	(4,318)
Deficit	(515,537)	(464,330)
Total shareholders’ equity	(2,901)	37,741
Total liabilities and shareholders’ equity	$12,989	$51,027

See accompanying notes to consolidated financial statements.

Going concern, see Note 2(a).

Commitments, see Note 10.

Subsequent events, see Note 17.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for per common share data)

	Year ended December 31, 2023	Year ended December 31, 2022
Revenue	$—	$—
Expenses:
Research and development, related party	3,492	3,556
Research and development	33,273	24,532
General and administrative	15,591	14,514
Operating expenses	52,356	42,602
Other income:
Interest income	1,151	788
Foreign exchange loss	(2)	(9)
Total other income	1,149	779
Net loss	(51,207)	(41,823)
Other comprehensive loss:
Unrealized gain (loss) on securities available-for-sale securities	2	(2)
Total comprehensive loss	$(51,205)	$(41,825)
Basic and diluted loss per common share	$(7.58)	$(6.80)
Weighted average number of common shares outstanding used in the calculation of basic and diluted loss per share	6,755	6,151

See accompanying notes to consolidated financial statements.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of US dollars, except for per common share data)

	Common Shares
	Shares (thousands)	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total
Balance, December 31, 2022	6,158	$437,520	$68,869	$(4,318)	$(464,330)	$37,741
Common shares issued under the Hanmi Subscription Agreement	668	2,989	—	—	—	2,989
Common shares issued in exchange for RSUs	38	376	(376)	—	—	—
Common shares issued under the October 2022 ATM	337	1,809	—	—	—	1,809
Common shares issued under the 2023 Committed Equity Facility	735	2,083	—	—	—	2,083
Stock-based compensation	—	—	3,653	—	—	3,653
Common shares issued under the ESPP plan	6	29	—	—	—	29
Other comprehensive gain / loss	—	—	—	2	—	2
Net loss	—	—	—	—	(51,207)	(51,207)
Balance, December 31, 2023	7,942	$444,806	$72,146	$(4,316)	$(515,537)	$(2,901)
Balance, December 31, 2021	6,147	$437,386	$63,673	$(4,316)	$(422,507)	$74,236
Common shares issued under the October 2022 ATM	5	51	—	—	—	51
Common shares issued under the May 2020 ATM	4	50	—	—	—	50
Common shares issued upon exercise of stock options	1	26	(11)	—	—	15
Stock-based compensation	—	—	5,207	—	—	5,207
Common shares issued under the ESPP plan	1	7	—	—	—	7
Other comprehensive loss	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(41,823)	(41,823)
Balance, December 31, 2022	6,158	$437,520	$68,869	$(4,318)	$(464,330)	$37,741

See accompanying notes to consolidated financial statements.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of US dollars)

	Year ended December 31, 2023	Year ended December 31, 2022
Cash flows from operating activities:
Net loss for the year	$(51,207)	$(41,823)
Items not involving cash:
Stock-based compensation	3,653	5,207
Depreciation and amortization	88	120
Disposal of property and equipment	—	16
Amortization of right-of-use assets	378	408
Interest on lease liabilities	93	35
Unrealized foreign exchange gain/(loss)	—	4
Accrued interest on investments	—	(60)
Change in operating working capital:
Prepaid expenses	261	173
Operating lease payments	(405)	(546)
Other assets	(343)	(124)
Accounts payable, related party	(430)	2,984
Accounts payable	150	4,627
Accrued liabilities, related party	(572)	572
Accrued liabilities	3,744	(3,915)
Cash used in operating activities	(44,590)	(32,322)
Cash flows from financing activities:
Issuance of common shares to Hanmi	2,989	—
Issuance of common shares under Committed Equity Facility	2,083	—
Issuance of common shares under 2022 ATM	1,809	51
Issuance of common shares under 2020 ATM	—	50
Issuance of commons shares under the ESPP share purchase	29	—
Issuance of common shares pursuant to exercise of stock options	—	15
Cash provided by financing activities	6,910	116
Cash flows from (used in) investing activities:
Maturity (acquisition) of investments, net	9,989	30,090
Purchase of property and equipment	(29)	(24)
Cash provided by (used in) investing activities	9,960	30,066
Effect of exchange rate fluctuations on cash and cash equivalents held	2	(4)
Decrease in cash and cash equivalents	(27,718)	(2,144)
Cash and cash equivalents, beginning of year	36,970	39,114
Cash and cash equivalents, end of year	$9,252	$36,970

See accompanying notes to consolidated financial statements.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2023 and 2022

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

1. Reporting entity:

Aptose Biosciences Inc. (“Aptose,” “the Company,” “we,” “us,” or “our”) is a science-driven, clinical-stage biotechnology company committed to the development and commercialization of precision medicines addressing unmet clinical needs in oncology, with an initial focus on hematology. The Company's small molecule cancer therapeutics pipeline includes products designed to provide single agent efficacy and to enhance the efficacy of other anti-cancer therapies and regimens without overlapping toxicities. The Company’s executive office is located in San Diego, California, and our head office is located in Toronto, Canada.

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

Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We plan to raise additional funds to fund our business operations but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, see Note 2(a), Going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment of our clinical trials, the amount of drug product that we will require to support our clinical trials, and our general corporate overhead costs to support our operations, and our reliance on our manufacturers. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway, See Note 2(a), Going concern.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2023 and 2022

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2023, the Company had an accumulated deficit of approximately $515.5 million (December 31, 2022, $464.3 million); cash and cash equivalents and investment balances of approximately $9.3 million (December 31, 2022, $47.0 million); negative working capital of approximately $3.4 million (December 31, 2022, positive working capital of $37.2 million); and negative shareholder's equity of $2.9 million (December 31, 2022, positive shareholder's equity of $37.7 million). Management recognizes that in order to meet the capital requirements, and continue to operate, additional financing will be necessary. The Company plans to raise additional funds to fund our business operations through equity financing under the 2022 ATM Facility, the 2023 Committed Equity Facility and other facilities, as further described in Note 12. Management continues considering other options for raising capital including debt, equity, collaborations, and reorganization to reduce operational expenses. However, given the impact of the financial markets, and the matter in Note 17, Subsequent events, that may impact the Company's ability to raise financing in the capital markets, the Company may be unable to access financing when needed, if at all. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For information about financing events and the regulatory matter that may impact the Company's ability to raise financing in the capital markets which arose subsequent to December 31, 2023, see Note 17, Subsequent events.

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

2.
Significant accounting policies
(a)
Basis of presentation - Going concern

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP and the rules and regulations of the Securities and Exchange Commission, or SEC, related to annual reports filed on Form 10-K, assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company's ability to continue as a going concern exists. As of the filing date, we have sufficient liquidity to support the Company's operations until August 2024.

In order for the Company to meet its capital requirements, and continue to operate, additional financing will be necessary. The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, and restructuring of operations to decrease expenses. However, given the challenges in the U.S. and global financial markets, and the matter in Note 17, Subsequent events, that may impact the Company's ability to raise financing in the capital markets, the Company may be unable to access further equity or when needed, if at all. As the Company is primarily pursuing one compound that is licensed from a related party with significant licensing payments who will have influence on the Company, other investors may not be willing to invest in the Company. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The consolidated financial statements do not reflect any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. Such adjustments may be material.

The functional and presentation currency of the Company is the US dollar.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2023 and 2022

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

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2023 and 2022

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

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2023 and 2022

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

(l)
Segment reporting:

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or CODM. The Company’s Chief Executive Officer serves as its CODM. The Company views its operations and manages its business as one segment, which is the discovery and development of personalized therapies addressing unmet medical needs in oncology. The Company operates primarily in the U.S.

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

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2023 and 2022

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filing is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as components of income tax expense. As of December 31, 2023 and December 31, 2022, the Company has not recorded any reserves for potential payments as the Company has a history of losses and does not have any revenue from operations.

(o) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations, or cash flows.

3.
Cash and cash equivalents:

Cash and cash equivalents consists of cash of $2,764 thousand (December 31, 2022 ‑ $596 thousand) and deposits in high interest savings accounts, money market funds and accounts with original maturities less than 90 days totaling $6,488 thousand (December 31, 2022 ‑ $36,374 thousand).

4.
Prepaid expenses:

	December 31, 2023	December 31, 2022
Prepaid research and development expenses	$720	$1,271
Prepaid insurance	882	893
Other prepaid expenses	440	139
Total	$2,042	$2,303

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2023 and 2022

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

5.
Property and equipment:

December 31, 2023	Cost	Accumulated depreciation	Net book value
Laboratory equipment	$197	$87	$110
Computer hardware	29	25	4
Computer software	222	222	0
Office furniture	140	132	8
Leasehold improvements	213	183	30
Total	$801	$649	$152

December 31, 2022	Cost	Accumulated depreciation	Net book value
Laboratory equipment	$197	$48	$149
Computer hardware	198	177	21
Computer software	222	222	—
Office furniture	140	117	23
Leasehold improvements	184	166	18
Total	$941	$730	$211

In the year ended December 31, 2022, the company recorded a loss on disposition of fixed assets of $16 thousand, with these assets having had an original cost of $196 thousand and accumulated depreciation of $180 thousand. There was no loss on disposition of fixed assets in the year ended December 31, 2023. In the years ended December 31, 2023 and December 31, 2022, the Company had additions to fixed assets of $29 thousand and $24 thousand, respectively.

6.
Right-of-use assets, operating leases:

	Year ended December 31, 2023	Year ended December 31, 2022

Right-of-use assets, beginning of year	$3,100	$1,860
Additions to right-of-use assets	24	1,240
Right-of-use assets, end of year	3,124	3,100
Accumulated amortization	(2,181)	(1,803)
Right-of use assets, NBV	$943	$1,297

7.
Investments:

Investments consisted of the following as of December 31, 2023 and December 31, 2022:

December 31, 2023
	Cost	Unrealized loss	Market value
United States Treasury Bills	$—	$—	$—
Total	$—	$—	$—

	December 31, 2022
	Cost	Unrealized gain	Market value
United States Treasury Bills	$9,991	$(2)	$9,989
Total	$9,991	$(2)	$9,989

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2023 and 2022

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

Level 3 ‑ inputs are unobservable (supported by little or no market activity).

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

The following table presents the fair value of the Company’s financial instruments for the periods presented:

	December 31, 2023	Level 1	Level 2	Level 3
Assets
High interest savings accounts	$2,002	$—	$2,002	$—
United States Treasury Bills	4,486	—	4,486	—
Total	$6,488	$—	$6,488	$—

	December 31, 2022	Level 1	Level 2	Level 3
Assets
Money Market accounts	$165	$—	$165	$—
Money Market Funds	22,343	—	22,343	—
High interest savings accounts	13,866	—	13,866	—
United States Treasury Bills	9,989	—	9,989	—
Total	$46,363	$—	$46,363	$—

9.
Accrued liabilities:

Accrued liabilities as of December 31, 2023 and December 31, 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Accrued personnel-related costs	$1,989	$2,302
Accrued research and development expenses	6,527	2,550
Other accrued expenses	313	233
Total	$8,829	$5,085

10.
Lease liability

Aptose leases office space in San Diego, California and Toronto, Canada. The lease for the San Diego office space is scheduled to expire in May 31, 2026. Aptose previously leased lab space in San Diego, which we exited prior to the expiration of the lease on February 28, 2023. The costs incurred in exiting this laboratory space were not material. We lease office space in Toronto, Ontario, Canada, with this lease scheduled to expire on June 30, 2024. The Company has not included any extension periods in calculating its right-to-use assets and lease liabilities. The Company also enters into leases for small office equipment.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2023 and 2022

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,
2024	459
2025	462
2026	198
Total	$1,119

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

	December 31, 2023	December 31, 2022
Weighted-average remaining term – operating leases (years)	2.4	3.3
Weighted-average discount rate – operating leases	7.38%	6.62%
Lease liability, current portion	$394	$301
Lease liability, long term portion	621	1,002
Lease liability, total	$1,015	$1,303

Operating lease costs and operating cash flows from our operating leases are as follows:

	Year ended December 31, 2023	Year ended December 31, 2022

Operating lease cost	$471	$443
Operating cash flows from operating leases	$405	$546

11.
Related party transactions

Hanmi Pharmaceutical Co. Ltd.

On November 4, 2021, Aptose entered into a licensing agreement (the "Tuspetinib Licensing Agreement") with the South Korean company Hanmi. Under the terms of the Tuspetinib Licensing Agreement, Hanmi granted Aptose exclusive worldwide rights to tuspetinib for all indications. Hanmi received an upfront payment of $12.5 million, including $5 million in cash and $7.5 million in Common Shares. Aptose issued Hanmi 215,703 Common Shares in this upfront licensing payment. Hanmi will also receive up to $407.5 million in future milestone payments contingent upon achieving certain clinical, regulatory and sales milestones across several potential indications, as well as tiered royalties on net sales. The term of the agreement will continue on a product-by-product and country-by-country basis until the expiration of the royalty period for such product in such country. The licenses to Aptose will survive and become non-exclusive, perpetual, irrevocable and fully paid-up on a product-by-product and country-by-country basis, upon their natural expiration under the terms of the agreement.

In 2022, the Company and Hanmi also entered into a separate supply agreement for additional production of new drug substance ("API") and drug product to support further tuspetinib clinical development, for which the Company pays Hanmi per batch of production. Expenses related to this supply agreement have been recognized by the Company, amounting to $3.5 million and approximately $3.6 million, for the years ended December 31, 2023 and 2022, respectively. Since inception to December 31, 2023, $7.1 million has been recognized for the period under the supply agreement.

The Company paid supply costs to Hanmi of $4.5 million and nil in the years ended December 31, 2023 and 2022, respectively. Since inception to December 31, 2023, payments of $4.5 million have been made under the supply

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2023 and 2022

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

agreement. At December 31, 2023, there was $2.6 million in accounts payable and nil in accrued liabilities to Hanmi related to the supply agreement. (At December 31, 2022, there was $3.0 million in accounts payable and $0.6 million in accrued liabilities). Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

On August 10, 2023, the Company entered into a binding term sheet with Hanmi whereby Hanmi agreed at their sole discretion to invest, up to a maximum of $7 million in Aptose up to a total ownership of 19.99 percent of Aptose by Hanmi. On September 6, 2023, the Company entered into a subscription agreement with Hanmi, pursuant to which the Company sold 668,449 Common Shares to Hanmi for gross proceeds of $3 million. The issuance of shares, in exchange for gross proceeds of $3 million, is recorded in Common Shares on the balance sheet as of December 31, 2023. For information regarding Hanmi's investment subsequent to December 31, 2023, see Note 17, Subsequent events.

Hanmi held 884,152 Common Shares of Aptose as of December 31, 2023. As of the filing date, the total common share ownership by Hanmi was 2,989,414, representing ownership of 19.03% of the outstanding Common Shares of the Company. Hanmi also owns 2,339,181 warrants to purchase Common Shares at an exchange price of $1.71 per Warrant Share. See Note 17, Subsequent events for information about shares sold to Hanmi subsequent to December 31, 2023 and the Nasdaq Deficiency Letter.

12.
Share capital:

The Company has authorized share capital of an unlimited number of common voting shares.

(a)
Equity issuances:

(i) Hanmi

On August 10, 2023, the Company entered into a binding term sheet with Hanmi whereby Hanmi agreed at their sole discretion to invest, up to a maximum of $7 million in Aptose up to a total ownership of 19.99 percent of Aptose by Hanmi. On September 6, 2023, the Company entered into a subscription agreement with Hanmi, pursuant to which the Company sold 668,449 Common Shares to Hanmi for proceeds of $3 million.

Hanmi held 884,152 Common Shares of Aptose as of December 31, 2023 See Note 17, Subsequent events.

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

Upon entering into the 2023 Committed Equity Facility, the Company agreed to issue to Keystone an aggregate of 25,156 Common Shares (the “Commitment Shares”) as consideration for Keystone’s commitment to purchase Common Shares upon the Company’s direction under the 2023 Committed Equity Facility. The Company issued 7,547 Common Shares, or 30% of the Commitment Shares, on the date of the 2023 Committed Equity Facility Agreement (the “Initial Commitment Shares”). An additional 7,547

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2023 and 2022

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

Common Shares, or 30% of the Commitment Shares, were issued to Keystone 90 days following the Commencement Date (the “First Back-End Commitment Shares”). The remaining 10,062 Common Shares, or 40% of the Commitment Shares, shall be issued to Keystone 180 days following the Commencement Date (the “Second Back-End Commitment Shares”, together with the First Back-End Commitment Shares, the “Back-End Commitment Shares”). See Note 17, Subsequent events.

In the year ended December 31, 2023, the Company's issuance of Common Shares to Keystone comprised 720,494 Common shares sold to Keystone at an average price of $2.91 per Common share for cash proceeds of $2.1 million and the 15,094 Commitment Shares. See Note 17, Subsequent events.

(iii) 2022 At-The-Market Facility

On December 9, 2022, the Company entered into an equity distribution agreement pursuant to which the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $50 million through Jones Trading Institutional Services LLC ("Jones Trading") on Nasdaq (the "2022 ATM Facility"). During the year ended December 31, 2022, the Company issued 4,836 Common Shares under this 2022 ATM Facility at an average price of $10.81 per Common Share for gross proceeds of $52 thousand ($51 thousand net of share issuance costs). During the year ended December 31, 2023, the Company issued 336,690 Common Shares under this 2022 ATM Facility at an average price of $5.62 for gross proceeds of $1.9 million ($1.8 million net of share issuance costs). Since inception to December 31, 2023, the Company had raised a total of $1.9 million gross proceeds ($1.9 million net of share issuance costs) under the 2022 ATM Facility. Costs associated with the proceeds consisted of 3% cash commission.

(iv) 2020 At-The-Market Facility

On May 5, 2020, the Company entered an “at-the-market” equity distribution agreement with Piper Sandler & Co. (“Piper Sandler”) and Canaccord Genuity LLC (“Canaccord Genuity”) acting as co-agents (the “2020 ATM Facility”). Under the terms of the 2020 ATM Facility, the Company could, from time to time, sell Common Shares having an aggregate offering value of up to $75 million through Piper Sandler and Canaccord Genuity on Nasdaq. During the period from January 1, 2022 to October 31, 2022, the date the Agreement was terminated, the company issued During the year ended December 31, 2022, the Company issued 3,646 Common Shares under the 2020 ATM Facility at an average price of $14.25 per Common Share for gross proceeds of $52 thousand ($50 thousand net of share issuance costs). As of October 31, 2022, the date the 2020 ATM Facility was terminated, the Company had raised a total of $89 thousand gross proceeds ($86 thousand net of share issuance costs) under the 2020 ATM Facility. Costs associated with the proceeds consisted of a 3% cash commission.

For information regarding recent equity issuances subsequent to December 31, 2023, see Note 17, Subsequent events.

(b)
Loss per share:

Loss per common share is calculated using the weighted average number of Common Shares outstanding and is presented in the table below:

(in thousands)	Year ended December 31, 2023	Year ended December 31, 2022
Net loss	$(51,207)	$(41,823)
Weighted-average common shares – basic and diluted	6,755	6,151
Net loss per share – basic and diluted	$(7.58)	$(6.80)

The effect of any potential exercise of the Company’s stock options outstanding during the years ended December 31, 2023 and December 31, 2022 has been excluded from the calculation of diluted loss per common share as it would be anti‑dilutive.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2023 and 2022

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

The maximum number of Common Shares which will be made available for sale under the ESPP will be 113,333 Common Shares.

The first six-month offering period began on February 1, 2022 and ended on August 1, 2022. The second six-month period began on August 1, 2022 and ended on February 1, 2023. The third six-month period began on February 2, 2023, and ended on August 1, 2023. There were 5,891 and 724 Common Shares issued under the ESPP in the years ended December 31, 2023 and 2022, respectively.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2023 and 2022

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

Stock option transactions for the year ended December 31, 2023 and December 31, 2022, are summarized as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
	(in thousands)
Outstanding, December 31, 2021	1,007	$69.15
Granted	420	17.85
Exercised	(1)	16.20
Forfeited	(326)	57.60
Outstanding, December 31, 2022	1,100	$52.20
Granted	217	9.87
Exercised	0
Forfeited	(133)	50.87
Outstanding, December 31, 2023	1,184	$44.78	6.9	$—
Exercisable, December 31, 2023	714	$59.00	5.9	$—
Vested and expected to vest, December 31, 2023	1,099	$46.46	6.8	$—

Aggregate intrinsic value represents the excess of the value of the closing stock price on the previous trading day of the respective balance sheet dates over the exercise price of the stock options. Total intrinsic value of options exercised was nil for 2023 (2022 – $3 thousand).

As of December 31, 2023, there was $1.2 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.7 years.

The following table presents the weighted average assumptions that were used in the Black‑Scholes option pricing model to determine the fair value of stock options granted during the period, and the resultant weighted average fair values:

	Year ended December 31, 2023	Year ended December 31, 2022
Risk-free interest rate	3.42%	2.17%
Expected dividend yield	—	—
Expected volatility	80.3%	82.7%
Expected life of options (years)	5	5
Grant date fair value	$6.53	$11.85

The Company uses historical data to estimate the expected dividend yield and expected volatility of its Common Shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

The following table presents the vesting terms of options granted in the period:

	Year ended December 31, 2023	Year ended December 31, 2022
	Options	Options
	(in thousands)	(in thousands)
3-year vesting (50%-25%-25%)	48	28
4-year vesting (50%-16 2/3%-16 2/3%-16 2/3%)	169	352
Earlier of performance criteria or 4 years	—	40
Total stock options granted in the year	217	420

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2023 and 2022

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

During the year ended December 31, 2022, the option agreements of one Company officer were modified as part of a separation and release agreement. Vested options of 56,737, with exercise prices ranging from $20.1 to $103.65, were allowed to continue to be exercisable for an additional 12-month period, and also 31,810 options that would have expired unvested, were allowed to continue to vest for a 12-month period. As there was no service requirement, during the year ended December 31, 2022, the company recorded $67 thousand in additional compensation related to these modifications.

The Company has a stock incentive plan (SIP) pursuant to which the Board may grant stock-based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company. Each restricted stock unit ("RSU") is automatically redeemed for one Common Share of the Company upon vesting. During the year ended December 31, 2023, the Company granted 38,000 RSUs with immediate vesting and an exercise price of $9.90 (the "2023 RSU Grant"). On February 6, 2023, all of these RSUs were redeemed for 38,000 Common Shares. The following table presents the vesting and redemption of the RSUs granted in the year ended December 31, 2023. No RSUs were granted in the year ended December 31, 2022.

	Year ended December 31, 2023		Year ended December 31, 2022
	Number of options (in thousands)	Weighted average grant date fair value	Number of options (in thousands)	Weighted average grant date fair value
Outstanding, beginning of period	-	$-	-	$-
Granted	38	9.90	-	-
Vested and redeemed	(38)	(9.90)	-	-
Outstanding, ending of period	-	$-	-	$-

(b)
Share-based payment expense

The Company recorded share-based payment expense related to stock options and RSUs as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Research and development	$1,373	$2,218
General and administrative	2,280	2,989
Total	$3,653	$5,207

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

On November 4, 2021, the Effective Date, the Company entered into the Tuspetinib Licensing Agreement with Hanmi for global rights to tuspetinib. In consideration of the license and other rights granted, Aptose made an upfront payment to Hanmi in the amount of $12.5 million, including $5.0 million in cash and $7.5 million in Aptose Common Shares (the “Shares”). The number of Shares issued was determined using the average market closing price of the Common Shares on the NASDAQ stock market over the five (5) trading day period ending on the Effective Date. Accordingly, Aptose issued 215,703 shares to Hanmi.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2023 and 2022

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

On March 21, 2016, the Company entered into a license agreement with CrystalGenomics Invites Co. Ltd. ("CG"), formerly CrystalGenomics, Inc.) for rights to luxeptinib, in all territories outside of the Republic of Korea and China, the Company has obligations for development milestones of $16 million related to the initiation of Phase 2 and pivotal clinical trials, and regulatory milestones totaling $44 million. The Company also has an obligation to pay royalty payments on sales of commercialized product. The timing of any milestone or royalty payments that may become due is not yet determinable.

On June 13, 2018, the Company entered into a license agreement with CG to gain an exclusive license to luxeptinib in China. The Company has potential future obligations of development milestones of $6 million related to approval of an Investigational New Drug (“IND”) and to the initiation of Phase 2 and pivotal clinical trials, and regulatory milestones totaling $20 million. The Company also has an obligation to pay sales milestones and royalty payments on sales of commercialized product. The timing or likelihood of any milestone or royalty payments that may become due is not yet determinable.

15.
Income taxes:
(a)
Income taxes

For the years ended December 31, 2023 and 2022, the total comprehensive loss is as follows:

	December 31, 2023	December 31, 2022
Loss attributed to US foreign operations	$(45,652)	$(36,615)
Loss attributed to Canadian operations	(5,555)	(5,208)
Loss before income taxes	$(51,207)	$(41,823)

(b)
Tax rate reconciliation

Major items causing the Company’s income tax rate to differ from the statutory rate of approximately 26.5% (December 31, 2022 – 26.5%) are as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Net loss	$(51,207)	$(41,823)
Statutory Canadian corporate tax rate	26.5%	26.5%
Computed expected tax recovery	$(13,570)	$(11,083)
Non-deductible permanent differences	873	1,376
Change in valuation allowance	13,059	10,821
Foreign tax rate differential	(677)	(466)
Prior year true-up adjustments	355	(703)
Other	(40)	55
	$—	$—

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2023 and 2022

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

(c)
Significant components of deferred taxes

The tax effects of temporary differences that give rise to significant portions of the unrecognized deferred tax assets are presented below:

	December 31, 2023	December 31, 2022
Net operating losses carried forward	$73,552	$60,092
Research and development expenditures	5,025	5,023
Property, equipment, and other intangible assets	7,321	7,264
Research and development tax credits	4,930	4,968
Financing costs	431	873
Right-of-use assets	19	2
Total deferred tax assets	91,278	78,222
Valuation allowance	(91,278)	(78,222)
Net deferred tax asset	$—	$—

The valuation allowance at December 31, 2023 was primarily related to net operating loss carryforwards that, in the judgment of management, are not more-likely than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that all or some portion of the deferred assets will not be realized. This ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those deductible temporary difference become deductible. Based on the history of losses and projections for future taxable income, management believes that it is not more-likely than-not that the Company will realize the benefits of these deductible temporary differences (e.g. deferred tax assets).

The Company has certain deductible Canadian research and development expenditures that have not been deducted for tax purposes, totaling $19.0 million, that can be carried forward indefinitely. The Company also has Canadian non‑refundable federal and provincial investment tax credits of approximately $2.4 million which are available to reduce future federal taxes payable and begin to expire in 2024, as well as non‑refundable US research and development tax credits of approximately $3.1 million which are available to reduce future US taxes payable and begin to expire in 2038.

In addition, the Company has Canadian non-capital loss carryforwards of $266.2 million. To the extent that the non-capital loss carryforwards are not used, they begin to expire in 2026. The Company also has a US non-capital loss carryforward of $1.1 million. To the extent that the non-capital loss carryforwards are not used, they begin to expire in 2034.

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

16.
Selected quarterly financial data (unaudited):

Selected financial data (unaudited) for the periods presented was as follows:

	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Revenue	$—	$—	$—	$—
Net loss	$(13,676)	$(14,129)	$(11,447)	$(11,955)
Basic and diluted loss per common share	$(2.25)	$(2.27)	$(1.76)	$(1.57)

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2023 and 2022

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Revenue	$—	$—	$—	$—
Net loss	$(11,481)	$(10,565)	$(9,777)	$(10,000)
Basic and diluted loss per common share	$(1.81)	$(1.66)	$(1.66)	$(1.67)

17.
Subsequent events

Subsequent to the year end, the Company issued 408,168 stock options to directors, officers, employees and consultants with an average exercise price of $2.00. 388,170 stock options vest 50% after one year and 16.67% on each of the next three anniversaries, and 19,998 options vest 50% after one year and 25% on each of the next two anniversaries. The future expense associated with this option grant is $402 thousand.

In January 2024, the Company issued 10,062 Common Shares to Keystone under the 2023 Committed Equity Facility, as the Second Back-End Commitment Shares.

On January 31, 2024, the Company announced the closing of a $9.7 million public offering (the “Public Offering”) and a $4 million private placement (the “Private Placement”) with Hanmi Pharmaceutical. The Public Offering comprised 5,649,122 common shares of the Company (the “Common Shares”) and warrants at a combined offering price of US $1.71 per share. This included 736,842 Common Shares and warrants pursuant to a full exercise by the underwriter of its over-allotment option (the “Over-Allotment Option”). The Private Placement comprised 2,105,263 Common Shares of the Company sold at a price of $1.90, representing an 11% premium over the price of the Common Shares issued as part of the Public Offering. Nasdaq subsequently issued a letter to the Company regarding the value and the date of the Private Placement, as discussed in this note, below. Financing costs of approximately $1.4 million included underwriting costs of 7% and approximately $0.4 million in professional fees. The Company also issued Hanmi warrants to purchase Common Shares at an exercise price of US $1.71 per Warrant Share. The total number of Common Shares outstanding after the closing of the Public Offering, including the Over-Allotment Option, and Private Placement was 15,706,810 and warrants outstanding were 8,332,163. As of the date of this report, the total common share ownership by Hanmi was 2,989,414. Hanmi also owns 2,339,181 warrants to purchase Common Shares at an exchange price of $1.71 per Warrant Share.

On February 29, 2024, the Company received a deficiency letter (the “2024 Deficiency Letter”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company’s January 2024 Private Placement of securities to Hanmi violated 5635(d) because the Company did not obtain shareholder approval prior to such issuance. Nasdaq stated that the Private Placement involved the issuance of greater than 20% of the issued and outstanding Common Shares of the Company at a discount to the Nasdaq official closing price on January 25, 2024, the date of the subscription agreement between the Company and Hanmi. The 2024 Deficiency Letter has no immediate effect on the listing of the Company’s Common Shares. In accordance with the Nasdaq Listing Rules, the Company has been given forty-five (45) calendar days, or until April 14, 2024, to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan to regain compliance, Nasdaq can grant an extension of up to 180 calendar days from the date of the Deficiency Letter to evidence compliance. Although the Company believes that the Private Placement was completed in accordance with the Nasdaq Listing Rules, the Company respects Nasdaq’s query and intends to work with Nasdaq to resolve Nasdaq’s concerns and will consider available options to regain compliance. However, there can be no assurance that the Company will be able to regain compliance with the applicable Nasdaq Listing Rules.

On February 5, 2024, the Company issued 10,891 Common Shares under the ESPP.