Form 10-Q
period 2024-06-30
Aptose Biosciences Inc.
filed 2024-08-08
CIK 882361

on

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 1-32001

APTOSE BIOSCIENCES INC.

(Exact Name of Registrant as Specified in Its Charter)

Canada (State or other jurisdiction of incorporation or organization)	98-1136802 (I.R.S. Employer Identification No.)

66 Wellington Street West Suite 5300, TD Bank Tower Box 48 Toronto, Ontario, Canada	M5K 1E6
(Address of principal executive offices)	(Zip Code)

(310) 849-8060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	APTO	Nasdaq Capital Market

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

As of August 8, 2024, the registrant had 18,109,393 common shares outstanding.

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

Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others:

•
our risk of imminent bankruptcy;
•
we need to obtain substantial funding immediately in order to continue operations and our exploration of strategic alternatives;
•
if a financing is completed, it may not be a large enough financing to fully fund the company operations, as such the use of proceeds used during a subsequent bankruptcy proceeding to settle existing liabilities;
•
our suppliers or clinical sites may choose to implement work stoppage on key programs, change the terms of contracts or terminate contracts for key programs;
•
our conversations with partners to renegotiate existing product license agreements may not be successful;
•
our lack of product revenues and net losses and a history of operating losses;
•
our compliance plans to address various notifications from Nasdaq and whether such compliance plans will be accepted by Nasdaq;
•
our early stage of development, particularly the inherent risks and uncertainties associated with (i) developing new drug candidates generally, (ii) demonstrating the safety and efficacy of these drug candidates in clinical studies in humans, and (iii) obtaining regulatory approval to commercialize these drug candidates;
•
our need to raise substantial additional capital in the near future and our ability to raise such funds when needed and on acceptable terms;
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

More detailed information about risk factors and their underlying assumptions is included in our Annual Report on Form 10-K for the year ended December 31, 2023, under Item 1A – Risk Factors. Except as required under applicable securities legislation, we undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Interim Financial Statements

(Unaudited)

APTOSE BIOSCIENCES INC.

For the three months and six months ended June 30, 2024 and 2023

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Financial Position

(Expressed in thousands of US dollars)

(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$8,330	$9,252
Prepaid expenses	1,236	2,042
Other current assets	593	600
Total current assets	10,159	11,894

Non-current assets:
Property and equipment	34	152
Right-of-use assets, operating leases	756	943
Total non-current assets	790	1,095
Total assets	$10,949	$12,989
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable to related parties	—	$2,554
Accounts payable	7,111	3,492
Accrued liabilities	5,196	8,829
Current portion of lease liability, operating leases	404	394
Total current liabilities	12,711	15,269

Non-current liabilities:
Lease liability, operating leases	414	621
Total liabilities	13,125	15,890

Shareholders’ equity:
Share capital:
Common shares, no par value, unlimited authorized shares, 18,109,393 and 7,942,363 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	452,294	444,806
Additional paid-in capital	82,275	72,146
Accumulated other comprehensive loss	(4,316)	(4,316)
Deficit	(532,429)	(515,537)
Total shareholders’ equity	(2,176)	(2,901)

Total liabilities and shareholders’ equity	$10,949	$12,989

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

Going concern, see Note 2.

Commitments, see Note 8.

Related party transactions, see Note 9.

Subsequent events, see Note 12.

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

	Three months ended June 30,		Six moths ended June 30,
	2024	2023	2024	2023
Revenue	$—	$—	$-	$-

Expenses:
Research and development	4,413	10,582	10,858	19,393
General and administrative	2,932	3,870	6,247	9,155
Operating expenses	7,345	14,452	17,105	28,548

Other income/(expense):
Interest income	93	326	214	748
Foreign exchange loss	—	(3)	(1)	(5)
Total other income	93	323	213	743

Net loss	$(7,252)	$(14,129)	$(16,892)	$(27,805)

Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	1	(1)	—	3
Total comprehensive loss	$(7,251)	$(14,130)	$(16,892)	$(27,802)

Basic and diluted loss per common share	$(0.43)	$(2.27)	$(1.13)	$(4.47)

Weighted average number of common shares outstanding used in the calculation of (in thousands) Basic and diluted loss per common share	16,755	6,234	14,944	6,219

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

	Common Shares		Additional	Accumulated other
	Shares (in thousands)	Amount	paid-in capital	comprehensive loss	Deficit	Total
Balance, December 31, 2023	7,942	$444,806	$72,146	$(4,316)	$(515,537)	$(2,901)
Shares and warrants issued under the Registered Direct Offering	1,800	1,018	$3,122			4,140
Common shares and warrants issued under the Hanmi Subscription Agreement	2,105	2,043	1,659	—	—	3,702
Common shares and warrants issued in S-1 financing	5,649	3,595	4,532	—	—	8,127
Common shares issued under the 2023 Committed Equity Facility	520	717	(82)	—	—	635
Common shares issued under the 2022 ATM	82	97	(118)			(21)
Stock-based compensation	—	—	1,016	—	—	1,016
Common shares issued under the ESPP plan	11	18	—	—	—	18
Net loss	—	—	—	—	(16,892)	(16,892)
Balance, June 30, 2024	18,109	$452,294	$82,275	$(4,316)	$(532,429)	$(2,176)
Balance, December 31, 2022	6,158	$437,520	$68,869	$(4,318)	$(464,330)	$37,741
Common shares issued in exchange for RSUs	38	376	(376)	—	—	—
Common shares issued under the 2022 ATM Facility	171	1,138	—	—	—	1,138
Common shares issued under the 2023 Committed Equity Facility	8	50	—	—	—	50
Common shares issued under the ESPP plan	1	16	—	—	—	16
Stock-based compensation	—	—	2,643	—	—	2,643
Other comprehensive gain	—	—	—	3	—	3
Net loss	—	—	—	—	(27,805)	(27,805)
Balance, June 30, 2023	6,376	$439,100	$71,136	$(4,315)	$(492,135)	$13,786

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in thousands of US dollars)

(unaudited)

	Three months ended June 30,		Six moths ended June 30,
	2024	2023	2024	2023
Cash flows used in operating activities:
Net loss for the period	$(7,252)	$(14,129)	$(16,892)	$(27,805)
Items not involving cash:
Stock-based compensation	207	769	1,016	2,643
Depreciation and amortization	8	22	24	50
Loss on disposal of property and equipment	66	—	76	-
Amortization of right-of-use assets	94	92	187	195
Interest on lease liabilities	18	25	37	50
Unrealized (gain)/loss on short-term investment	1	2	—	(2)
Accrued interest on investments	(9)	(17)	—	(12)
Deferred financing expenses	—	50	—	50
Changes in non-cash operating assets and liabilities:
Prepaid expenses	560	311	806	567
Other current assets	81	(55)	7	40
Operating lease liabilities	(119)	(45)	(234)	(173)
Accounts payable to related parties	—	(1,389)	(2,554)	(93)
Accounts payable	4,690	(629)	3,619	(2,732)
Accrued liabilities	(4,123)	1,490	(3,633)	2,427
Cash used in operating activities	(5,778)	(13,503)	(17,541)	(24,795)

Cash flows from financing activities:
Issuances of common shares and warrants under the Registered Direct Offering	4,140	—	4,140	—
Issuance of common shares and warrants under the S-1 Filing	—	—	8,127	—
Shares issuances to Hanmi under subscription agreement	—	—	3,702	—
Issuance of common shares under 2023 CMPO	694	—	694	—
Issuance of common shares under 2022 ATM Facility	97	1,109	97	1,143
Cost of offering	(177)	(5)	(177)	(5)
Issuance of common shares under the ESPP plan	-	—	18	16
Cash from financing activities	4,754	1,104	16,601	1,154

Cash flows from/(used in) investing activities:
Disposal/(purchase) of property and equipment, net	17	(29)	18	(29)
Maturity /(acquisition) of investments, net	1,992	(1,931)	—	(4,902)
Cash from/(used in) investing activities	2,009	(1,960)	18	(4,931)

Effect of exchange rate fluctuations on cash and cash equivalents	(1)	(3)	—	2
Increase/(decrease) in cash and cash equivalents	$984	$(14,362)	$(922)	$(28,570)
Cash and cash equivalents, beginning of period	$7,346	$22,762	$9,252	$36,970
Cash and cash equivalents, end of period	$8,330	$8,400	$8,330	$8,400

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three months and six months ended June 30, 2024 and 2023

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

1.
Reporting entity:

Aptose Biosciences Inc. (“Aptose,” “the Company,” “we,” “us,” or “our”) is a science-driven, clinical-stage biotechnology company committed to the development and commercialization of precision medicines addressing unmet clinical needs in oncology, with an initial focus on hematology. The Company's small molecule cancer therapeutics pipeline includes products designed to provide single agent efficacy and to enhance the efficacy of other anti-cancer therapies and regimens without overlapping toxicities. The Company’s executive offices are located in San Diego, California, and our head office address has been changed to 66 Wellington Street West, Suite 5300, TD Bank Tower Box 48, Toronto, Ontario, Canada.

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

Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We plan to raise additional funds to fund our business operations but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. The Company's current cash and cash equivalents are estimated to support operations through August 2024. We have based these estimates on assumptions and plans, which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway, See Note 2(a).

Our ability to raise additional funds has been affected by adverse market conditions, the status of our product pipeline, possible delays in enrollment in our trial, and various other factors and we may be unable to raise capital when needed, or on terms favorable to us. The raising of additional capital, and/or the trade sale of some of the Company’s operations to make bulk payments to repay accounts payable, if successful, would potentially alleviate any significant doubt on the Company’s ability to continue as a going concern. In the event that debt and/or capital financing is unable to be secured or contemplated trade sale fail to materialize, the Company may need to resolve to other means of protecting its assets in the best interests of its shareholders, including foreclosure or forced liquidation and/or seeking creditors’ protection.

We do not expect to generate positive cash flow from operations for the foreseeable future due to the early stage of our clinical trials. It is expected that negative cash flow will continue until such time, if ever, that we receive regulatory approval to commercialize any of our products under development and/or royalty or milestone revenue from any such products exceeds expenses.

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the use of the going concern assumption on which these unaudited condensed interim consolidated financial statements are prepared may not be appropriate based on the factors described in Note 2(a). Management recognizes that in order to meet the capital requirements, and continue to operate, additional financing will be necessary. The Company plans to raise additional funds to fund our business operations through equity financing under other financing activities, as further described in Note 10 and Note 12. Management continues considering other options for raising capital including debt, equity, collaborations, and reorganization to reduce operational expenses. However, given the decrease in the share price, difficulty for micro-cap market capitalization companies to raise significant capital and the matter in Note 10, Share capital and Note 12, Subsequent events, that may impact the Company's ability to raise significant financing in the capital markets, the Company may be unable to access financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, see Note 2(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.
Significant accounting policies:
a.
Basis of presentation - Going concern

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP and the rules and regulations of the Securities and Exchange Commission, or SEC, related to quarterly reports filed on Form 10-Q, assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and discharge of liabilities in the normal course of operations as they come due. In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future, which is at least, but is not limited to, twelve months from the end of the reporting year. The Company is in substantial doubt to continue as a going concern; As of June 30, 2024, the Company had negative shareholder's equity of $2.2 million (December 31, 2023 negative shareholder's equity of $2.9 million); an accumulated deficit of approximately $532.4 million (December 31, 2023, $515.5 million); during the six months period ended June 30, 2024, the Company incurred a net loss of $16.9 million (2023 - $27.8 million) and as of June 30, 2024 we had a negative working capital of approximately $2.6 million (December 31, 2023, negative working capital of $3.4 million), including approximately $8.3 million (December 31, 2023, $9.3 million) in cash and cash equivalent balance, and current liabilities of approximately $12.7 million (December 31, 2023, $15.3 million).

The Company faces increasingly challenging financial and business conditions, including an inability to raise sufficient equity and equity-linked financing to fully fund execution of its business plans and to satisfy its $2.5 million Nasdaq shareholder's equity requirement. The Company has financed its activities to date through the issuance of Common Shares and continues to seek capital through various means including the issuance of equity and/or debt. During this year to June 30, 2024, the Company has explored numerous alternatives to ensure the funding of the Company’s clinical trials, services and repay its outstanding vendors and increase its equity level, which level has resulted in a major hurdle for the Company to secure required financing.

Management recognizes that in order to meet the capital requirements, and continue to operate, additional financing will be necessary. The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, debt financing, committed equity facilities or other financing instruments and restructuring of operations to decrease expenses. However, given the impact of the volatile financial markets on micro-cap market capitalization companies such as the Company and the matter in Note 12, Subsequent events, the Company may be unable to access further equity when needed. As the Company is primarily pursuing one compound that is licensed from a related party with significant licensing payments who will have influence on the Company, other investors may not be willing to invest in the Company. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The Company's current cash and cash equivalents will enable the support of operations through August 2024. We have based these estimates on assumptions and plans, which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway. The unaudited condensed consolidated interim financial statements do not reflect any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. Such adjustments could be material.

b.
Basis of consolidation:

These condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions, balances, revenue, and expenses are eliminated on consolidation.

c.
Significant accounting policies, estimates and judgments:

During the six months ended June 30, 2024, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 26, 2024.

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

d.
Recent Accounting Pronouncements

We have adopted no new accounting pronouncements during the three months and six months ended June 30, 2024. There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

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

3.
Cash and cash equivalents:

Cash and cash equivalents as of June 30, 2024, consist of cash of $3,316 thousand (December 31, 2023 ‑ $2,764 thousand) and of deposits in high interest savings accounts, money market funds and accounts with maturities of less than 90 days totaling of $5,014 thousand (December 31, 2023 ‑ $6,488 thousand)].

4.
Prepaid expenses:

Prepaid expenses as of June 30, 2024 and December 31, 2023 are shown below. Other prepaid expenses primarily consist of subscriptions, software, conference deposits and deposits for general and administrative items.

	June 30,	December 31,
	2024	2023
Prepaid research and development expenses	$676	$720
Prepaid insurance	336	882
Other prepaid operating expenses	224	440
Total	$1,236	$2,042

5.
Right-of-use assets:

	June 30,	December 31,
	2024	2023
Right-of-use assets, beginning of period	$3,124	$3,100
Additions to right-of-use assets	—	24
Right-of-use assets, end of period	3,124	3,124
Accumulated amortization	(2,368)	(2,181)
Right-of use assets, NBV	$756	$943

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

Level 3 ‑ inputs are unobservable (supported by little or no market activity).

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

The following table presents the fair value of Company's assets that are measured at fair value on a recurring basis for the periods presented:

	June 30, 2024	Level 1	Level 2	Level 3
Assets
High interest savings account	$5,014	—	$5,014	—
Total	$5,014	—	$5,014	—

	December 31, 2023	Level 1	Level 2	Level 3
Assets
High interest savings accounts	$2,002	—	$2,002	—
United States Treasury Bills	4,486	—	4,486	—
Total	$6,488	—	$6,488	—

7.
Accrued liabilities:

Accrued liabilities as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
Accrued personnel related costs	$1,024	$1,989
Accrued research and development expenses	4,054	6,527
Other accrued expenses	118	313
Total	$5,196	$8,829

8.
Lease liability:

Aptose leases office space in San Diego, California. The lease for the San Diego office space is scheduled to expire in May 31, 2026. We leased office space in Toronto, Ontario, Canada, which lease expired on June 30, 2024. The Company has not included any extension periods in calculating its right-to-use assets and lease liabilities. The Company also enters into leases for small office equipment.

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,
2024	$225
2025	462
2026	197
Total	$884

The following table presents the weighted average remaining term of the leases and the weighted average discount rate:

	June 30, 2024	December 31, 2023
Weighted-average remaining term – operating leases (years)	1.9	2.4
Weighted-average discount rate – operating leases	7.90%	7.38%

Lease liability, current portion	$404	$394
Lease liability, long-term portion	414	621
Total	$818	$1,015

Operating lease costs and operating cash flows from our operating leases are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease cost	$112	$117	$224	$245
Operating cash flows from operating leases	$119	$45	$234	$173

9.
Related party transactions:

Hanmi Pharmaceutical Co. Ltd.

On November 4, 2021, Aptose entered a licensing agreement (the "Hanmi Licensing Agreement") with the South Korean company Hanmi Pharmaceutical Co. Ltd. ("Hanmi") for the clinical and commercial development of tuspetinib. Under the terms of the Hanmi Licensing Agreement, Hanmi granted Aptose exclusive worldwide rights to tuspetinib for all indications. Hanmi received an upfront payment of $12.5 million, including $5 million in cash and $7.5 million in Common Shares. Aptose issued Hanmi 215,703 Common Shares under this upfront licensing payment. Hanmi will also receive up to $407.5 million in future milestone payments contingent upon achieving certain clinical, regulatory and sales milestones across several potential indications, as well as tiered royalties on net sales. The Hanmi milestone payments are based on the progression of research as outlined in Note 14, Collaborative Agreements, to the Annual report on Form 10-K for the year ended December 31, 2023. The term of the agreement will continue on a product-by-product and country-by-country basis until the expiration of the royalty period for such product in such country. The licenses to Aptose pursuant to the Hanmi Licensing Agreement will survive and become non-exclusive, perpetual, irrevocable and fully paid-up on a product-by-product and country-by-country basis, upon their natural expiration under the terms of the Hanmi Licensing Agreement.

In 2022, the Company and Hanmi also entered into a separate supply agreement for additional production of new drug substance ("API") and drug product to support further tuspetinib clinical development, for which the Company pays Hanmi per batch of production. Expenses related to this supply agreement have been recognized by the Company, amounting to nil and $1.5 million for the six months ended June 30, 2024 and 2023, respectively. Since inception to June 30, 2024, $7.1 million has been recognized for the period under the supply agreement.

The Company paid supply costs to Hanmi of $2.6 million and $3.1 million in the six months ended June 30, 2024 and 2023, respectively. Since inception to June 30, 2024, payments of $7.1 million have been made under the supply agreement. At June 30, 2024, the Company did not have either accounts payable or accrued liabilities related to the Hanmi supply agreement. At December 31, 2023, there was $2.6 million in accounts payable and nil in accrued liabilities.

See Note 10, Share capital, for share capital transactions with Hanmi.

10.
Share capital:

On April 2, 2024, the Company received a letter (the “Notification Letter”) from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because the stockholders’ equity of the Company as of December 31, 2023, as reported in the Company’s Annual Report on Form 10-K, was below the minimum requirement of $2.5 million (the "Stockholders’ Equity Requirement"). The Company's stockholder's equity as of June 30, 2024 was negative $2.2 million. As of the date of this report, the Company does not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on the Nasdaq Capital Market. The Notification Letter received has no immediate effect on the Company's continued listing on the Nasdaq Capital Market, subject to the Company's compliance with the other continued listing requirements. Pursuant to Nasdaq’s Listing Rules, the Company had 45 calendar days to submit a plan to evidence compliance with the Rule (a “Compliance Plan”). The Company submitted a Compliance Plan on May 17, 2024.

On June 28, 2024 , the Company received a letter from Nasdaq stating that Nasdaq had granted the Company an extension of time to regain compliance with the Rule. The Company must timely file Form 10-Q and disclose the status of the Company's progress on compliance with the initial financing targets as well as on the Company's expense reductions. If the Company fails to evidence compliance upon filing its periodic report on or before September 30, 2024, with the SEC and Nasdaq, the Company may be subject to delisting.

Further steps were taken to meet the Nasdaq Compliance Plan requirements in August. Beginning on August 1, 2024, the Company began its process to meet its Compliance Plan requirements with Nasdaq. On August 1, 2024 the Company filed a preliminary S-1 prospectus to raise financing as part of its Compliance Plan, in addition to funds raised in the 10a.(i), June 2024 Registered Direct Offering, and see Note 12, Subsequent events notes.

The Company has authorized share capital of an unlimited number of Common Shares.

a.
Equity issuances:

(i) June 2024 Registered Direct Offering

On June 3, 2024, the Company closed a registered direct offering priced at-the-market under Nasdaq rules of 1,800,000 Common Shares at a purchase price of $1.15 per share and 2,055,000 Pre-Funded Warrants at a purchase price of $1.149 per pre-funded warrant. Additionally, in a concurrent private placement, Aptose issued unregistered series A warrants to purchase up to 3,855,000 Common Shares and series B warrants to purchase up to 3,855,000 Common Shares, each at an exercise price of $1.15 per share. The series A and series B unregistered warrants will be exercisable beginning on the effective date of shareholder approval of the issuance of the shares issuable upon exercise of the warrants. The series A warrants will expire five years from the date of shareholder approval and the series B warrants will expire eighteen months from the date of shareholder approval. The gross proceeds to the Company from the offering were approximately $4.43 million, before deducting the placement agent’s fees and other offering expenses. Financing costs of approximately $408 thousand included underwriting costs of 7% and professional fees. In addition, the underwriter received 192,750 warrants, each at an exercise price of $1.44. The unregistered warrants will be exercisable on the effective date of shareholder approval for the issuance of the shares issuable upon exercise of the warrants and will expire five years from the date of shareholder approval.

(ii) January 2024 Public Offering and Private Placement

On January 31, 2024, the Company announced the closing of a $9.7 million public offering (the “Public Offering”) and a $4 million private placement (the “Private Placement”) with Hanmi. The Public Offering comprised 5,649,122 Common Shares and warrants at a combined offering price of $1.71. This included 736,842 Common Shares and warrants pursuant to a full exercise by the underwriter of its over-allotment option. The Private Placement comprised 2,105,263 Common Shares sold at a price of $1.90, representing an 11% premium over the price of the Common Shares issued as part of the Public Offering. Nasdaq subsequently issued a letter to the Company regarding the value and the date of the Private Placement, as discussed in this note, below. Financing costs of approximately $1.4 million included underwriting costs of 7% and approximately $0.4 million in professional fees. The Company also issued Hanmi warrants to purchase Common Shares at an exercise price of $1.71 per Share.

On February 29, 2024, the Company received a deficiency letter (the “February Deficiency Letter”) from the Nasdaq Listing Qualifications Department of Nasdaq notifying the Company that the Company’s Private Placement violated Nasdaq Listing Rule 5635(d) because the Company did not obtain shareholder approval prior to such issuance. Nasdaq stated that the Private Placement involved the issuance of greater than 20% of the issued and outstanding Common Shares of the Company at a discount to the Nasdaq official closing price on January 25, 2024, the date of the subscription agreement between the Company and Hanmi. The February Deficiency Letter had no immediate effect on the listing of the Company’s Common Shares. In accordance with the Nasdaq Listing Rules, the Company was given 45 calendar days to submit a plan to regain compliance. The approval of the potential issuance of Common Shares in connection with the Hanmi investment, which would exceed 19.99% of the Corporation’s outstanding shares as of the closing date of the Hanmi investment, as required by Nasdaq listing rules, was approved at the June 2024 Annual and General meeting.

In response to a Deficiency Letter from Nasdaq received on February 29, 2024 regarding the private placement with Hanmi and the resulting claimed violation of Nasdaq Listing Rule 5635(d), the Company submitted a plan to regain compliance on

April 15, 2024. On April 25, 2024, the Company received a letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company of the Staff’s determination that the Company had regained compliance with Nasdaq Listing Rule 5635(d) and the Staff has determined that the matter is now closed. Pursuant to the Company's plan to regain compliance, on April 26, 2024, the Company announced that it had amended the warrant agreement with Hanmi to prohibit the exercise of the Hanmi warrants in excess of the Nasdaq 19.99% limitation (the "Nasdaq 19.99% Cap"), unless shareholder approval is first obtained to exceed the Nasdaq 19.99% Cap.

(iii) Hanmi 2023 Investment

On August 10, 2023, the Company entered into a binding term sheet with Hanmi whereby Hanmi agreed at their sole discretion to invest, up to a maximum of $7 million in Aptose up to a total ownership of 19.99% of Aptose by Hanmi. On September 6, 2023, the Company entered into a subscription agreement with Hanmi, pursuant to which the Corporation agreed to sell 668,449 Common Shares to Hanmi for proceeds of $3 million.

(iv) 2023 Committed Equity Facility

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

Upon entering into the 2023 Committed Equity Facility, the Company agreed to issue to Keystone an aggregate of 25,156 Common Shares (the “Commitment Shares”) as consideration for Keystone’s commitment to purchase Common Shares upon the Company’s direction under the 2023 Committed Equity Facility. The Company issued 7,547 Common Shares, or 30% of the Commitment Shares, on the date of the 2023 Committed Equity Facility Agreement. An additional 7,547 Common Shares, or 30% of the Commitment Shares, were issued to Keystone in October 2023. In the six months ended June 30, 2024, the Company's issuance of Common Shares to Keystone consisted of 10,062 Commitment Shares.

In the year ended December 31, 2023, the Company's issuance of Common Shares to Keystone comprised 720,494 Common shares sold to Keystone at an average price of $2.91 per Common share for cash proceeds of $2.1 million and 15,094 Commitment Shares. During the six months ended June 30, 2024, the Company issued 510,101 Common Shares to Keystone at an average price of $1.36 per Common Share for cash proceeds of $694 thousand and 10,062 Commitment Shares. The Company recognized $82 thousand of financing costs associated with professional fees during the six months ended June 30, 2024. Since inception to April 2024, the time the Committed Equity Facility was terminated, the Company's issuance of Common Shares to Keystone comprised of an aggregate of 1,230,595 Common Shares at an average price of $2.27 per Common Share for aggregate gross cash proceeds of $2.8 million and 25,156 Commitment Shares. From inception to the termination of the Committed Equity Facility, the Company recognized $168 thousand of financing costs associated with professional fees. In April 2024, the Company's issuances of Common Shares to Keystone reached the Total Commitment of the Committed Equity Facility, i.e. 19.99% of the Common Shares outstanding immediately prior to the execution of the 2023 Committed Equity Facility Agreement.

(v) 2022 At-The-Market Facility ("ATM")

On December 9, 2022, the Company entered into an equity distribution agreement pursuant to which the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $50 million through Jones Trading Institutional Services LLC ("Jones Trading") on Nasdaq (the "2022 ATM Facility"). During the three months and six months ended June 30, 2024, the Company issued 81,591 Common Shares under this 2022 ATM Facility at an average price of $1.22 per share for gross proceeds of $100 thousand ($97 thousand net of share issuance costs). On May 30, 2024, the Company terminated the 2022 At-The-Market Facility. Since inception to May 30, 2024, the date the Company terminated the 2022 ATM Facility, the Company raised a total of $2.1 million of gross proceeds ($2.0 million net of share issuance costs) under the 2022 ATM Facility. Costs associated with the proceeds consisted of a 3% cash commission.

b.
Loss per share:

Loss per share is calculated using the weighted average number of Common Shares outstanding and is presented in the table below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(7,252)	$(14,129)	$(16,892)	$(27,805)
Weighted-average common shares – basic and diluted (in thousands)	16,755	6,234	14,944	6,219
Net loss per share – basic and diluted	$(0.43)	$(2.27)	$(1.13)	$(4.47)

The effects of any potential exercise of the Company’s stock options outstanding during the three-month and six-month periods ended June 30, 2024, and June 30, 2023 have been excluded from the calculation of diluted loss per share, since such securities would be anti‑dilutive.

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

The Corporation currently maintains its existing share option plan ("Share Option Plan") and 2015 Stock Incentive Plan ("2015 SIP"). Effective June 1, 2021 no further grants will be made under the Share Option Plan or 2015 SIP, though existing grants under the Share Option Plan will remain in effect in accordance with their terms.

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

The maximum number of Common Shares which will be available for sale under the ESPP is 113,333 Common Shares. There were 10,891 and 1,438 Common Shares issued under the ESPP during the six months ended June 30, 2024 and June 30, 2023, respectively.

Stock option transactions for the six months ended June 30, 2024 and June 30, 2023 are summarized as follows:

		Six months ended June 30, 2024
	Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding, beginning of period	1,184	$44.78	—
Granted	408	2.00	—
Exercised	—	—	—
Forfeited	(219)	21.68	—
Outstanding, end of the period	1,373	$35.54	7.22
Exercisable, end of the period	812	$54.83	6.00
Vested and expected to vest, end of period	1,255	$38.16	7.18

		Six months ended June 30, 2023
	Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding, beginning of period	1,100	$52.22	—
Granted	215	9.93	—
Exercised	—	—	—
Forfeited	(124)	49.51	—
Outstanding, end of the period	1,191	$45.06	7.30
Exercisable, end of the period	711	$59.61	6.30
Vested and expected to vest, end of period	1,105	$46.74	7.20

As of June 30, 2024, there was $862 thousand of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.59 years. As of June 30, 2024, total compensation cost not yet recognized related to grants under the ESPP was approximately $2 thousand, which is expected to be recognized over one month.

The following table presents the weighted average assumptions that were used in the Black‑Scholes option pricing model to determine the fair value of stock options granted during the period, and the resulting weighted-average fair values:

	Six months ended June 30, 2024	Six months ended June 30, 2023
Risk-free interest rate	4.07%	3.41%
Expected dividend yield	—	—
Expected volatility	83.1%	80.3%
Expected life of options (years)	5 years	5 years
Grant date fair value	$1.36	$6.57

The Company uses historical data to estimate the expected dividend yield and expected volatility of its Common Shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

The following table presents the vesting terms of options granted in the period:

	Six months ended June 30, 2024	Six months ended June 30, 2023
	Number of options (in thousands)	Number of options (in thousands)
3-year vesting (50%-25%-25%)	20	49
4-year vesting (50%-16 2/3%-16 2/3%-16 2/3%)	388	166
Total stock options granted in the period	408	215

The Company has a stock incentive plan (SIP) pursuant to which the Board may grant stock-based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company. Each restricted unit is automatically redeemed for one common share of the Company upon vesting. During the six-month period ended June 30, 2024, the Company granted nil (June 30, 2023 - 38,000) restricted stock units ("RSUs") with immediate vesting and an exercise price of $9.90. On February 6, 2023, all of these RSUs were redeemed for 38,000 Common Shares. The following table presents the vesting and redemption of the RSUs granted in the three months and six months ended June 30, 2024 and 2023.

	Six months ended June 30, 2024		Six months ended June 30, 2023
	Number of options (in thousands)	Weighted average grant date fair value	Number of options (in thousands)	Weighted average grant date fair value
Outstanding, beginning of period	—	$—	—	$—
Granted	—	—	38	9.90
Vested and redeemed	—	—	(38)	9.90
Outstanding, ending of period	—	$—	—	$—

b.
Share-based payment expense

The Company recorded share-based payment expense related to stock options and RSUs as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development	$70	$271	$398	$923
General and administrative	137	498	618	1,720
	$207	$769	$1,016	$2,643

12.
Subsequent events

On July 16, 2024, the Company received a deficiency letter (the “Deficiency Letter”) from the Staff of The Nasdaq Stock notifying the Company that, for the prior thirty consecutive business days, the closing bid price for the Company’s Common Shares have been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Deficiency Letter has no immediate effect on the listing of the Company’s Common Shares, and its Common Shares will continue to trade on The Nasdaq Capital Market. The Company’s Common Shares continue to trade on the Toronto Stock Exchange (“TSX”) under the symbol “APS.” The Company's listing on the TSX is independent and will not be affected by the Nasdaq listing status. The Company has been given 180 calendar days, or until January 13, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 13, 2025, the bid price of the Company’s Common Shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance. If the Company does not regain compliance with the Minimum Bid Price Requirement by January 13, 2025, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify for the extension, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement. The Company intends to monitor the closing bid price of its Common Shares and may, if appropriate, consider available options, including the possibility of seeking shareholder approval of a reverse stock split, to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

Further steps were taken to meet the Nasdaq Compliance Plan requirements, see Note 10, in August 2024.

On August 1, 2024, the Company filed a preliminary S-1 prospectus to raise financing as part of its Compliance Plan, in addition to funds raised in the June 2024 Registered Direct Offering.

On August 2, 2024, the Company implemented a reduction in force with an approximate $1.2 million per annum anticipated decrease in payroll costs.

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

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes thereto contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and with our audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Current standard of care treatment in the 1L setting for many newly diagnosed AML patients includes a doublet combination of venetoclax and a hypomethylating agent (VEN+HMA). Exploratory triplet therapies using current agents added to VEN+HMA have achieved notable response rates but are compromised because of toxicities and the limited activity across subpopulations of AML patients. In contrast, tuspetinib is a convenient, orally administered, once-daily kinase inhibitor that targets select kinases operative in AML and exerts broad activity across AML populations with adverse genetics. However, tuspetinib avoids kinases that typically cause toxicities associated with other kinase inhibitors and has demonstrated an excellent safety profile. These properties position tuspetinib as an ideal agent for addition to the VEN+HMA backbone therapy to create a superior triplet (TUS+VEN+HMA) frontline therapy to treat newly diagnosed AML.

Aptose plans to develop Tuspetinib in the TUS+VEN+HMA triplet drug combinations in newly diagnosed AML patients, once the study enrolls, we expect to deliver important clinical data (CR and MRD negativity rates, safety, and survival) over the following 6 to 12 months. It was essential to understand the safety, tolerability, and response activities of tuspetinib as a single agent and as the TUS+VEN doublet combination before advancing to the TUS+VEN+HMA triplet. We therefore performed a clinical trial of TUS single agent in patients with relapsed or refractory (R/R) AML and then performed a trial with the TUS+VEN doublet therapy in R/R AML patients and now have advanced the TUS+VEN+HMA frontline therapy into newly diagnosed AML patients. See Note 2(a) and Item 1A -Risk Factors.

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

Collectively, the clinical safety and efficacy data with TUS single agent and TUS+VEN doublet in R/R AML patients position tuspetinib for development as the TUS+VEN+HMA triplet in newly diagnosed AML patients. Newly diagnosed AML patients are VEN-naïve, FLT3i-naïve, and HMA-naïve – this patient population is expected to be highly responsive to a tuspetinib-containing triplet therapy. Based on the safety and efficacy profile of tuspetinib, we believe that tuspetinib as part of the TUS+VEN+HMA triplet, if approved, could establish a new standard of care therapy for newly diagnosed patients with mutated or unmutated FLT3 and in patients with other adverse genetic abnormalities. These beliefs related to the potential patient treatment and commercial opportunities are based on management’s current assumptions and estimates, which are subject to change, and there can be no assurance that tuspetinib will ever be approved or successfully commercialized and, if approved and commercialized, that it will ever generate significant revenues. See our “Risk Factors – “We are an early-stage development company with no revenues from product sales.” and “We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.” in our Annual Report on Form 10-K filed with the SEC on March 26, 2024.

Luxeptinib ("LUX") is an orally administered, highly potent kinase inhibitor that selectively targets defined clusters of kinases that are operative in hematologic malignancies. LUX has demonstrated clinical activity in R/R AML and in R/R B-cell cancer patients but was not consistently achieving the desired exposure levels to drive responses. Absorption of the original G1 formulation hindered the effectiveness of luxeptinib, so a new G3 formulation was developed. Clinical evaluation of the G3 formulation has been completed in a single dose bioavailability study across five dose levels and then with continuous dosing using two different dose levels. The G3 formulation achieved our desired plasma exposure benchmark, with approximately 10-fold better absorption, and better tolerability than the original formulation. We are seeking alternative development paths and collaborations for LUX. Given current funding and our prioritization of tuspetinib, we have decided to pause funding the development of luxeptinib.

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

Program Updates at Recent Scientific Forums:

Aptose plans to initiate the tuspetinib + venetoclax + azacitidine (TUS+VEN+AZA) triple drug combination study in newly diagnosed AML patients with 40 mg tuspetinib and then to dose escalate the tuspetinib dose to 80 mg. Safety and activity as a single agent were demonstrated with the 40 mg dose of tuspetinib in R/R AML patients. This 40 mg dose represents one dose level below the 80 mg single agent recommended phase 2 dose (RP2D) of tuspetinib in R/R AML patients, this dose escalation approach which is the typical FDA recommended starting dose for drug combination studies.

On June 14, 2024, Aptose presented tuspetinib (TUS) clinical findings as a clinical poster presentation and preclinical findings as a e-poster at the European Hematology Association (EHA) 2024 Hybrid Congress in Madrid, Spain. Highlights of the findings include:

•
Tuspetinib Monotherapy (TUS) and Tuspetinib + Venetoclax (TUS+VEN) Doublet Therapy Show Broad Clinical Activity and Strong Safety Data in relapsed or refractory (R/R) Acute Myeloid Leukemia (AML) and Differentiate TUS from other Investigational Drugs in AML
•
TUS Monotherapy and TUS+VEN Doublet Therapy Active in Difficult-to-treat Genetic Subgroups, FLT3 Wildtype AML
•
TUS Shown to Target VEN Resistance Mechanisms and Retain Activity on VEN-Resistant AML Cells in Preclinical Study
•
Tuspetinib + Venetoclax + Azacitidine (TUS+VEN+AZA) Triplet Trial to Treat Newly Diagnosed AML Patients; Clinical Sites Being Activated

Our APTIVATE clinical trial of Tuspetinib as a monotherapy (TUS) and in combination treatment with Venetoclax (TUS+VEN) in a very ill AML patient population, yielded excellent and consistent safety findings and demonstrated clinical activity across a broad range of AML – including many with highly adverse genetic mutations. These findings supported advancement of Tuspetinib as an ideal third agent to add to a venetoclax and hypomethylating agent regimen for the frontline treatment of Newly Diagnosed AML patients. Conclusions from the clinical poster, entitled “Safety and Efficacy of Tuspetinib as Monotherapy and Combined with Venetoclax in a Phase 1/2 Trial of Patients with Relapsed or Refractory (R/R) Acute Myeloid Leukemia” include:

•
Extensive dose exploration was performed with TUS (93 patients) and TUS+VEN (79 patients) in highly treatment experienced R/R AML patients (prior VEN, FLT3i, HMA, chemotherapy, HSCT)
•
TUS monotherapy achieved complete remissions at 40, 80, 120, and 160 mg with no DLT, achieved a 42% CRc and 50% ORR in VEN naïve and FLT3-mutation harboring patients, and achieved responses in patients harboring highly adverse genetics (TP53MUT, RASMUT, other)
•
TUS+VEN Doublet remained safe and well tolerated (40mg TUS + 400mg VEN | 80mg TUS + 400mg VEN), and achieved bone marrow blast reductions and responses among diverse R/R AML patients with adverse mutations and prior failure of VEN
•
TUS targets known VEN resistance mechanisms in vitro and is clinically active in both FLT3MUT & FLT3WT R/R AML populations even after prior VEN exposure.

The greatest unmet medical need in AML is for an improved frontline therapy in Newly Diagnosed AML patients. Tuspetinib is now being developed as the TUS+VEN+HMA to establish a new standard of care for the treatment of these Newly Diagnosed AML patients that may increase response rates, extend survival, safely improve quality of life, treat a broad spectrum of genetically unique AML patient populations, and blunt the development of resistance to Venetoclax.

•
Progress has been made with VEN+HMA in 1L therapy but 1/3 do not respond and median OS <15 months with <25% alive at 3-years.
•
Response rates and OS need improvement, especially in adverse genetic subgroups

•
Emergence of VEN resistance via RAS/MAPK, TP53, and FLT3 clonal expansion, among other mechanisms, leads to relapse or refractory (R/R) AML that does not respond well to subsequent salvage therapies in R/R setting.
•
A 3rd agent is needed to boost responses with VEN+HMA standard of care therapy.
•
We believe Tuspetinib is the ideal 3rd Agent for Addition to VEN+AZA to Treat Newly Diagnosed AML
•
TUS has excellent safety alone and in combination with VEN when co-administered
•
TUS has broad activity across genetic subgroups including TP53, RAS/MAPK, & FLT3 mutants
•
TUS mechanism may minimize drug resistance to VEN via inhibition of key AML kinases
•
TUS can be administered with or without food allowing co-administration with VEN
•
Preliminary PK data suggest no clinically meaningful interaction between TUS and VEN requiring dose modification for co-administration.

In addition to the Tuspetinib clinical poster, a separate preclinical abstract was published as an e-poster publication at EHA, entitled “Tuspetinib Retains Nanomolar Potency Against AML Cells Engineered to Express the NRAS G12D Mutation or Selected for Resistance to Venetoclax’. The study demonstrated that TUS targets known venetoclax (VEN) resistance mechanisms, retaining nanomolar potency against AML cells engineered to express the NRAS-G12D mutation or selected for resistance to VEN, and in combination with VEN, could prevent emergence of resistance to both agents. TUS resistant cells showed hypersensitivity to VEN such that treatment with both drugs could also interfere with the emergence of TUS resistance.

On March 26, 2024, Aptose announced that more than 170 patients to date received TUS alone or in combination with the BCL-2 inhibitor venetoclax (VEN) during the Phase 1/2 clinical program in the very ill relapsed or refractory (R/R) AML patient population. At the single agent 80 mg dose, TUS achieved a favorable safety profile and an impressive response rate among patients who were naive to VEN. The safety profile of TUS remained favorable when TUS was combined with VEN in R/R AML patients, and responses were achieved in both patients naive to VEN and those who failed prior therapy with VEN. TUS avoids many typical toxicities observed with other agents and achieves broad activity across AML patients with a diversity of adverse genetic abnormalities.

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

Luxeptinib

Given current funding and our prioritization of tuspetinib, we have decided to pause funding the development of luxeptinib. For further information about the historical development of Luxeptinib, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Other corporate matters

On February 29, 2024, the Company received a 2024 Deficiency Letter (the “February Deficiency Letter”) from the Nasdaq Listing Qualifications Department of Nasdaq notifying the Company that the Company’s private placement of securities to Hanmi (the "Private Placement") violated 5635(d) because the Company did not obtain shareholder approval prior to such issuance. Nasdaq stated that the Private Placement involved the issuance of greater than 20% of the issued and outstanding Common Shares of the Company at a discount to the Nasdaq official closing price on January 25, 2024, the date of the subscription agreement between the Company and Hanmi. The February Deficiency Letter has no immediate effect on the listing of the Company’s Common Shares. In accordance with the Nasdaq Listing Rules, the Company was given 45 calendar days to submit a plan to regain compliance. The Company submitted a plan to regain compliance on April 15, 2024. On April 25, 2024, the Company received a letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company of the Staff’s determination that the Company had regained compliance with Nasdaq Listing Rule 5635(d) and the Staff has determined that the matter is now closed. Pursuant to the Company's plan to regain compliance, on April 26, 2024, the Company announced that it had amended the warrant agreement with Hanmi to prohibit the exercise of the Hanmi warrants in excess of the Nasdaq 19.99% limitation (the "Nasdaq 19.99% Cap"), unless shareholder approval is first obtained to exceed the Nasdaq 19.99% Cap.

On April 2, 2024, the Company received a letter (the “Notification Letter”) from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because the stockholders’ equity of the Company as of December 31, 2023, as reported in the Company’s Annual Report on Form 10-K, was below the minimum requirement of $2.5 million (the "Stockholders’ Equity Requirement"). The Company's stockholder's equity as of June 30, 2024 was negative $2.2 million. As of the date of this report, the Company does not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on the Nasdaq Capital Market. The Notification Letter received has no immediate effect on the Company's continued listing on the Nasdaq Capital Market, subject to the Company's compliance with the other continued listing requirements. Pursuant to Nasdaq’s Listing Rules, the Company had 45 calendar days to submit a plan to evidence compliance with the Rule (a “Compliance Plan”). The Company submitted a Compliance Plan on May 17, 2024.

On July 16, 2024, the Company received a deficiency letter (the “Deficiency Letter”) from the Staff of The Nasdaq Stock notifying the Company that, for the prior thirty consecutive business days, the closing bid price for the Company’s Common Shares have been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Deficiency Letter has no immediate effect on the listing of the Company’s Common Shares, and its Common Shares will continue to trade on The Nasdaq Capital Market. The Company’s Common Shares continue to trade on the Toronto Stock Exchange (“TSX”) under the symbol “APS.” The Company's listing on the TSX is independent and will not be affected by the Nasdaq listing status. The Company has been given 180 calendar days, or until January 13, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 13, 2025, the bid price of the Company’s Common Shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance. If the Company does not regain compliance with the Minimum Bid Price Requirement by January 13, 2025, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify for the extension, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement. The Company intends to monitor the closing bid price of its Common Shares and may, if appropriate, consider available options, including the possibility of seeking shareholder approval of a reverse stock split, to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

Further steps were taken to meet the Nasdaq Compliance Plan requirements in August 2024. On August 1, 2024, the Company filed a preliminary S-1 prospectus to raise financing as part of its Compliance Plan, in addition to funds raised in the June 2024 Registered Direct Offering. On August 2, 2024, the Company implemented a reduction in force with an approximate $1.2 million per annum anticipated decrease in payroll costs.

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

Sources of liquidity:

The following table presents our cash and cash equivalents, investments, working capital and stockholders' equity as of June 30, 2024 and December 31, 2023.

(in thousands)	Balances at June 30, 2024	Balances at December 31, 2023
Cash and cash equivalents	$8,330	$9,252
Total	$8,330	$9,252

Working capital	$(2,552)	$(3,375)
Stockholders' equity	$(2,176)	$(2,901)

Working capital is a non-GAAP measure and represents primarily cash, cash equivalents, investments, prepaid expenses and other current assets less current liabilities. This financial measure provides a fuller understanding of the Company’s capital available to fund future operations.

All our cash is maintained at high-credit quality institutions. We minimize the cash levels above the insurance levels required by the Federal Deposit Insurance Corporation and the Canada Deposit Insurance Corporation, with excess cash invested in short-term investments with leading financial institutions. Our short-term investments, maturing within 90 days and classified as Cash and cash equivalents, consist of high interest savings accounts.

Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We plan to raise additional funds in order to fund our business operations. We will seek access to financing but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. The Company's current cash, cash equivalents and investments will enable the support of operations through August 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Such adjustments could be material. In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future, which is at least, but is not limited to, twelve months from the end of the reporting year. The Company is in substantial doubt to continue as a going concern; As of June 30, 2024, the Company had negative shareholder's equity of $2.2 million (December 31, 2023 negative shareholder's equity of $2.9 million; an accumulated deficit of approximately $532.4 million (December 31, 2023, $515.5 million); during the six months period ended June 30, 2024, the Company incurred a net loss of $16.9 million (2023 - $27.8 million) and as of June 30, 2024, the Company had a negative working capital of approximately $2.6 million (December 31, 2023, negative working capital of $3.4 million), including approximately $8.3 million (December 31, 2023, $9.3 million) in cash and cash equivalent balance, and current liabilities of approximately $12.7 million (December 31, 2023, $15.3 million). Our ability to raise additional funds could be affected by adverse market conditions, the status of our product pipeline, possible delays in enrollment in our trial, and various other factors and we may be unable to raise capital when needed, or on terms favorable to us.

The Company faces increasingly challenging financial and business conditions, including an inability to raise sufficient equity and equity-linked financing to fully fund execution of its business plans and to satisfy the $2.5 million NASDAQ's shareholder's equity requirement. Since our inception, we have financed our operations and technology acquisitions primarily from equity financing, proceeds from the exercise of warrants and stock options, and interest income on funds held for future investment. During the current period, the Company has explored numerous alternatives to ensure the funding of the Company’s clinical trials, services and repay its outstanding vendors and increase its equity level. The raising of additional capital, debt refinancing of the Company, collaborations, and/or the trade sale of some of the Company’s assets or operations to make bulk payments to repay outstanding debt and accounts payable, if successful, would potentially alleviate any significant doubt on the Company’s ability to continue as a going concern. In the event that capital financing and/or debt refinancing and collaborations is unable to be secured, the Company may need to resolve to other means of protecting its assets in the best interests of its shareholders, including foreclosure or forced liquidation and/or seeking creditors’ protection.

As there can be no certainty as to the resolution of the above matters, there is material uncertainty that may cast significant doubt about the Company’s ability to continue as a going concern, see “Going Concern Risk”, see Item II, Part IA below.

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

June 2024 Registered Direct Offering

On June 3, 2024, the Company closed a registered direct offering priced at-the-market under Nasdaq rules of 1,800,000 Common Shares at a price of $1.15 per share and 2,055,000 Pre-Funded Warrants at a purchase price of $1.149 per pre-funded warrant. Additionally, in a concurrent private placement, Aptose issued unregistered series A warrants to purchase up to 3,855,000 Common Shares and series B warrants to purchase up to 3,855,000 Common Shares, each at an exercise price of $1.15 per share. The unregistered series A and series B warrants will be exercisable beginning on the effective date of shareholder approval of the issuance of the Common Shares issuable upon exercise of the warrants. The series A warrants will expire five years from the date of shareholder approval and the series B warrants will expire eighteen months from the date of shareholder approval. The gross proceeds to the Company from the offering were approximately $4.43 million, before deducting the placement agent’s fees and other offering expenses. Financing costs of approximately $408 thousand included underwriting costs of 7% and professional fees. In addition, the underwriter received 192,750 warrants, each at an exercise price of $1.44. The unregistered warrants will be exercisable on the effective date of shareholder approval for the issuance of the shares issuable upon exercise of the warrants and will expire five years from the date of shareholder approval.

January 2024 Public Offering and Private Placement

On January 31, 2024, the Company announced the closing of a $9.7 million public offering (the “Public Offering”) and a $4 million private placement (the “Private Placement”) with Hanmi. The Public Offering comprised of 5,649,122 Common Shares of Common Shares and warrants at a combined offering price of $1.71. This included 736,842 Common Shares and warrants pursuant to a full exercise by the underwriter of its over-allotment option. The Private Placement comprised 2,105,263 Common Shares sold at a price of $1.90 per share, representing an 11% premium over the price of the Common Shares issued as part of the Public Offering. Financing costs of approximately $1.4 million included underwriting costs of 7% and approximately $0.4 million in professional fees. The Company also issued Hanmi warrants to purchase Common Shares at an exercise price of $1.71 per share.

On February 29, 2024, the Company received a deficiency letter (the “February Deficiency Letter”) from the Nasdaq Listing Qualifications Department of Nasdaq notifying the Company that the Company’s January 2024 Private Placement of securities to Hanmi violated Nasdaq Listing Rule 5635(d) because the Company did not obtain shareholder approval prior to such issuance. Nasdaq stated that the Private Placement involved the issuance of greater than 20% of the issued and outstanding Common Shares of the Company at a discount to the Nasdaq official closing price on January 25, 2024, the date of the subscription agreement between the Company and Hanmi. The February 2024 Deficiency Letter had no immediate effect on the listing of the Company’s Common Shares. In accordance with the Nasdaq Listing Rules, the Company was given 45 calendar days to submit a plan to regain compliance. The approval of the potential issuance of Common Shares in connection with the Hanmi investment, which would exceed 19.99% of the Corporation’s outstanding shares as of the closing date of the Hanmi investment, as required by Nasdaq listing rules, was approved at the June 2024 Annual and General meeting.

In response to a Deficiency Letter from Nasdaq received on February 29, 2024 regarding the private placement with Hanmi and the resulting claimed violation of Nasdaq Listing Rule 5635(d), the Company submitted a plan to regain compliance on April 15, 2024. On April 25, 2024, the Company received a letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company of the Staff’s determination that the Company had regained compliance with Nasdaq Listing Rule 5635(d) and the Staff has determined that the matter is now closed. Pursuant to the Company's plan to regain compliance, on April 26, 2024, the Company announced that it had amended the warrant agreement with Hanmi to prohibit the exercise of the Hanmi warrants in excess of the Nasdaq 19.99% limitation (the "Nasdaq 19.99% Cap"), unless shareholder approval is first obtained to exceed the Nasdaq 19.99% Cap.

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

2023 Committed Equity Facility

On May 25, 2023, the Company and Keystone Capital Partners, LLC ("Keystone") entered into a committed equity facility (the "2023 Committed Equity Facility"), which provides that subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to sell to Keystone, and Keystone is obligated to purchase, up to the Total Commitment during the 24-month term of the 2023 Committed Equity Facility.

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

In the year ended December 31, 2023, the Company's issuance of Common Shares to Keystone comprised 720,494 Common shares sold to Keystone at an average price of $2.91 per Common share for cash proceeds of $2.1 million and the 15,094 Commitment Shares. During the six months ended June 30, 2024, the Company issued 510,101 Common Shares to Keystone at an average price of $1.36 per Common Share for cash proceeds of $694 thousand and 10,062 Commitment Shares. The Company recognized $82 thousand of financing costs associated with professional fees during the six months ended June 30, 2024. Since inception to April 2024, the time the Committed Equity Facility was terminated, the Company's issuance of Common Shares to Keystone comprised of an aggregate of 1,230,595 Common Shares at an average price of $2.27 per Common Share for aggregate gross cash proceeds of $2.8 million and 25,156 Commitment Shares. From inception to the termination of the Committed Equity Facility, the Company recognized $168 thousand of financing costs associated with professional fees. In April 2024, the Company's issuances of Common Shares to Keystone reached the Total Commitment of the Committed Equity Facility, i.e. 19.99% of the Common Shares outstanding immediately prior to the execution of the 2023 Committed Equity Facility Agreement.

At-The-Market Facility

On December 9, 2022, the Company entered into an equity distribution agreement pursuant to which the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $50 million through Jones Trading Institutional Services LLC ("Jones Trading") on Nasdaq (the "2022 ATM Facility"). During the year ended December 31, 2023, the Company issued 336,690 Common Shares under the 2022 ATM Facility at an average price of $5.62 for gross proceeds of $1.9 million ($1.8 million net of share issuance costs). During the current year up to May 30, 2024, the date on which the Company terminated the 2022 ATM Facility, the Company issued 81,591 Common Shares under this 2022 ATM Facility at an average price of $1.22 for gross proceeds of $100 thousand ($97 thousand net of share issuance costs). Since inception to May 30, 2024, the date on which the Company terminated the 2022 ATM Facility, the Company raised a total of $2.1 million of gross proceeds ($2.0 million net of share issuance costs) under the 2022 ATM Facility. Costs associated with the proceeds consisted of a 3% cash commission.

Cash flows:

The following table presents a summary of our cash flows for the three-month and six-month periods ended June 30, 2024 and 2023:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net cash provided by (used in):
Operating activities	$(5,778)	$(13,503)	$(17,541)	$(24,795)
Investing activities	2,009	(1,960)	18	(4,931)
Financing activities	4,754	1,104	16,601	1,154
Effect of exchange rates changes on cash and cash equivalents	(1)	(3)	—	2
Net increase/(decrease) in cash and cash equivalents	$984	$(14,362)	$(922)	$(28,570)

Cash used in operating activities:

Our cash used in operating activities for the three-month periods ended June 30, 2024 and 2023 was approximately $5.8 million and $13.5 million, respectively. Our cash used in operating activities for the six-month periods ended June 30, 2024 and 2023 was approximately $17.5 million and $24.8 million, respectively.

Net cash used in operating activities was lower in the three-month period ended June 30, 2024, as compared to the three-month period ended June 30, 2023, due primarily to the reduction in operating expenses and reduction in accounts payable, partly offset by the increase of accrued liabilities, as discussed further below (see “Results of Operations”). Our uses of cash for operating activities for both periods consisted primarily of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees and pass-through expenses paid in connection with preclinical and clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees.

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

Cash flow from (used in) investing activities:

Our cash provided by investing activities for the three-month period ended June 30, 2024 was $2.0 million, and consisted of net maturity of investments and net disposal of property and equipment. Our cash used by investing activities for the three-month period ended June 30, 2023 was $2.0 million, and consisted of net acquisition of investments and net purchases of property and equipment. Our cash provided by investing activities for the six-month period ended June 30, 2024 was $18 thousand, and consisted of net disposal of property and equipment. Our cash used in investing activities for the six-month period ended June 30, 2023, was $4.9 million, and consisted of net acquisition of investments and net purchases of property and equipment.

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

Cash flow from financing activities:

Our cash flow from financing activities for the three months ended June 30, 2024, was $4.8 million, consisting of $4.1 million from the issuance of Common Shares under the registered direct offering, $694 thousand from the issuance of Common Shares under the Committed Equity Facility, $97 thousand in cash proceeds from issuance of Common Shares under the 2022 ATM Facility, and partly offset by $177 thousand of financing costs. Our cash flow from financing activities for the three months ended June 30, 2023, was $1.1 million, resulting from Common Shares issued from the 2022 ATM Facility. Our cash flow from financing activities for the six months ended June 30, 2024, was $16.6 million, consisting of $4.1 million from the issuance of Common Shares under the registered direct offering, $8.1 million from the issuance of Common Shares under the S-1 filing, $3.7 million from the issuance of Common Shares to Hanmi, $694 thousand from the issuance of Common Shares under the Committed Equity Facility, $97 thousand in cash proceeds from issuance of Common Shares under the 2022 ATM Facility, $18 thousand in cash proceeds from issuance of Common Shares under the Employee Stock Purchase Plan ("ESPP"), and partly offset by $177 thousand of financing costs. Our cash flow from financing activities for the six months ended June 30, 2023 was $1.2 million, and consisted of $1.1 million in proceeds from Common Shares issued from the 2022 ATM Facility and $16 thousand in cash proceeds from the issuance of Common Shares under our ESPP.

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

RESULTS OF OPERATIONS

A summary of the results of operations for the three-month and six-month periods ended June 30, 2024 and 2023 is presented below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Revenues	$—	$—	$-	$-
Research and development expenses	4,413	10,582	10,858	19,393
General and administrative expenses	2,932	3,870	6,247	9,155
Other income, net	93	323	213	743
Net loss	$(7,252)	$(14,129)	$(16,892)	$(27,805)
Other comprehensive income/(loss)	1	(1)	—	3
Comprehensive loss	$(7,251)	$(14,130)	$(16,892)	$(27,802)
Basic and diluted loss per common share	$(0.43)	$(2.27)	$(1.13)	$(4.47)

Net loss for the three-month period ended June 30, 2024 decreased by $6.9 million to $7.3 million, as compared to $14.1 million for the comparable period in 2023. Net loss for the six-month period ended June 30, 2024 decreased by $10.9 million to $16.9 million, as compared to $27.8 million for the comparable period in 2023. Components of net loss are presented below:

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

The research and development expenses for the three-month and six-month periods ended June 30, 2024, and 2023 were as follows:

	Three months ended June 30,		Six months ended June 30,

(in thousands)	2024	2023	2024	2023
Program costs – Tuspetinib	$2,666	$8,070	$6,589	$12,845
Program costs – Luxeptinib	304	706	512	1,995
Program costs – APTO-253	(9)	19	13	26
Personnel-related expenses	1,379	1,506	3,333	3,584
Stock-based compensation	70	271	398	924
Depreciation of equipment	3	10	13	19
Total	$4,413	$10,582	$10,858	$19,393

Research and development expenses decreased by $6.2 million to $4.4 million for the three-month period ended June 30, 2024, as compared to $10.6 million for the comparative period in 2023. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

•
Program costs for tuspetinib were $2.7 million for the three-month period ended June 30, 2024, compared with $8.1 million for the comparative period in 2023. The lower program costs for tuspetinib in the current period represent the reduction of activity in our APTIVATE clinical trial, reduced manufacturing costs, and related expenses. In the comparative period in 2023, tuspetinib program costs included the healthy volunteer study, which was completed in 2023.
•
Program costs for luxeptinib decreased by approximately $402 thousand, primarily due to lower clinical trial and manufacturing activities.
•
Program costs for APTO-253 decreased by approximately $28 thousand. The Company discontinued further clinical development of APTO-253.
•
Personnel-related expenses decreased by $127 thousand, related to fewer employees in the current three-month period, partially offset by salary increases.
•
Stock-based compensation decreased by approximately $201 thousand in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to stock options granted with lower grant date fair values in the current period.

Research and development expenses decreased by $8.5 million to $10.9 million for the six-month period ended June 30, 2024, as compared to $19.4 million for the comparative period in 2023. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

•
Program costs for tuspetinib were $6.6 million for the six-month period ended June 30, 2024, a decrease of $6.3 million compared with $12.8 million for the comparative period in 2023. The lower program costs for tuspetinib in the current period represent the reduction of activity in our APTIVATE clinical trial, reduced manufacturing costs, and related expenses. In the comparative period in 2023, tuspetinib program costs included the healthy volunteer study, which was completed in 2023.
•
Program costs for luxeptinib decreased by approximately $1.5 million to $512 thousand for the six months ended June 30, 2024, as compared to $2.0 million in the comparative period, primarily due to lower clinical trial and manufacturing activities.
•
Program costs for APTO-253 decreased by approximately $13 thousand, due to the Company’s decision on December 20, 2021 to discontinue further clinical development of APTO-253.
•
Personnel-related expenses decreased by $251 thousand, related to fewer employees in the current six-month period and partially offset by salary increases.
•
Stock-based compensation decreased by approximately $526 thousand in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to stock options granted with lower grant date fair values, in the current period.

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

We expect that our general and administrative expenses to support the trial will decrease related to cost reduction steps undertaken as part of our Nasdaq Compliance Plan submitted on May 17, 2024.

The general and administrative expenses for the three-month and six-month periods ended June 30, 2024, and 2023 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
General and administrative, excluding items below	$2,790	$3,360	$5,618	$7,404
Stock-based compensation	137	498	618	1,720
Depreciation of equipment	5	12	11	31
Total	$2,932	$3,870	$6,247	$9,155

General and administrative expenses for the three-month period ended June 30, 2024 were $2.9 million, as compared to $3.9 million for the comparative period in 2023, a decrease of approximately $938 thousand. The decrease was primarily due to the following:

•
General and administrative expenses, other than stock-based compensation and depreciation of equipment, decreased by approximately $570 thousand in the three months ended June 30, 2024, primarily as a result of lower salaries expenses in the period.
•
Stock-based compensation decreased by approximately $361 thousand in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, due to stock options granted with lower grant date fair values in the current period.

General and administrative expenses for the six-month period ended June 30, 2024 were $6.2 million, as compared to $9.2 million for the comparative period in 2023, a decrease of approximately $2.9 million. The decrease was primarily due to the following:

•
General and administrative expenses, other than stock-based compensation and depreciation of equipment, decreased by approximately $1.8 million in the six months ended June 30, 2024, primarily as a result of lower salaries expenses and professional fees expensed in the period.
•
Stock-based compensation decreased by approximately $1.1 million in the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, due to stock options granted with lower grant date fair values in the current period.

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

Significant Accounting Judgments and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 26, 2024. There were no material changes to our critical accounting policies and estimates during the three months ended June 30, 2024.

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

Although management does not expect our estimates to be materially different from amounts actually incurred, if the estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in the Company reporting amounts that are too high or too low in any particular period. As of June 30, 2024, the Company has recorded $676 thousand in prepaid expenses and approximately $4.1 million in accrued liabilities related to its research and development activities. If the estimates are too high or too low by a factor of 10% this would mean that prepaid expenses would be over or understated by approximately $68 thousand, and accrued liabilities would be over or understated by approximately $410 thousand. On a combined basis, this could mean an increase or decrease in research and development expenses by approximately $478 thousand. To date, there have been no material differences between the estimates of such expenses and the amounts actually incurred.

Other important accounting policies and estimates made by management are the valuation of contingent liabilities, the valuation of tax accounts, and the assumptions used in determining the valuation of share-based compensation, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Management’s assessment of our ability to continue as a going concern involves making a judgment, at a particular point in time, about inherently uncertain future outcomes and events or conditions. However, the existence of a material uncertainty that casts significant doubt about the Company's ability to continue as a going concern without a significant restructuring and/or financing, and, accordingly, of the appropriateness of the use of the going concern assumption in the preparation of the unaudited condensed interim consolidated financial statements. Management is evaluating various alternatives to secure the necessary financing so that the Company can continue as a going concern. While the Company has been successful in obtaining financing to date, there can be no assurance that the Company will achieve profitability and be able to do so in the future on terms favorable for the Company. Please see the “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q for a discussion of the factors considered by management in arriving at its assessment.

Updated share information

As of August 8, 2024, we had 18,109,393 Common Shares issued and outstanding. In addition, there were 1,347,002 Common Shares issuable upon the exercise of outstanding stock options and there were 18,341,491 Common Shares issuable upon the exercise of the outstanding warrants.

ITEM 3 – QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide this information.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of our fiscal quarter ended June 30, 2024, evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of our fiscal quarter ended June 30, 2024, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

FOR INFORMATION REGARDING FACTORS THAT COULD AFFECT THE COMPANY’S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY, SEE THE RISK FACTORS DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023, UNDER ITEM 1A – RISK FACTORS. ADDITIONS TO THE RISK FACTORS DISCLOSED UNDER ITEM 1A – RISK FACTORS OF THE ANNUAL REPORT INCLUDE:

•
our risk of imminent bankruptcy;
•
we need to obtain substantial funding immediately in order to continue operations and our exploration of strategic alternatives;
•
our suppliers may choose to stop working on programs, change the terms of contracts or terminate contracts for key programs;
•
our suppliers may change the terms of contracts with the company;
•
our risk of not being able to meet the continued listing requirements and other requirements of Nasdaq; and
•
one of our contract research organizations represented 64.8% of our accounts payable as of June 30, 2024. Subsequent to June 30, 2024, we paid $2.5 million and the amount owed as of the date of this filing is $2.0 million.

GOING CONCERN RISK

The Company's financial statements have been prepared on a going concern basis under which the Company is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. However, as of the date of this filing, management does not believe that the Company’s cash and cash equivalents balance is sufficient to meet its general working capital requirements and contractual obligations for the next 12 months. The Company's current cash and cash equivalents are estimated to support operations through August 2024. The Company's future operations are dependent upon the identification and successful completion of equity or debt financing and the achievement of profitable operations at an indeterminate time in the future. There can be no assurances that the Company will be successful in completing additional equity or debt financing or in achieving profitability, or that such additional equity or debt financing will be completed on terms satisfactory to the Company and would be sufficient to satisfy any liquidity concerns related to the Company’s ability to continue as a going concern. Certain adverse conditions and material uncertainties cast doubt upon the ability of the Company to continue as a going concern without a significant restructuring and/or financing. These include:

•
the Company has cash-on-hand of approximately $2.8 million as at the date of this filing;
•
the Company has a working capital deficiency (excess current liabilities over current assets);
•
the Company currently has had no material sales of marketed products and no material sources of cash other than financings, and there can be no assurance as to the Company’s ability to maintain or obtain sufficient financing sources for operations or to meet future obligations.

Due to these adverse conditions and material uncertainties, the use of the going concern assumption in the preparation of the Company’s financial statements may not be appropriate. This could result in material adjustments to the amounts and classifications of assets and liabilities in the Company's financial statements should the Company fail to continue as a going concern. The financial statements do not give effect to any adjustments relating to the carrying values and classification of assets and liabilities that would be necessary should it be unable to continue as a going concern. If the Company is unable to continue as a going concern, it may be forced to seek relief under applicable bankruptcy and insolvency legislation, which may negatively affect the price and volatility of the common shares and any investment in such shares could suffer a significant decline or total loss in value and would subject the Company to additional risks related to such proceedings.

ITEM 6 – EXHIBITS

Exhibit Number	Description of Document

10.1	Amended and Restated Warrant to Purchase Common Shares, by and between the Company and Hanmi Pharmaceutical Co., Ltd dated April 24, 2024.
10.2	Prospectus for Registered Direct Financing dated June 3, 2024 (revise description)
10.3	Form of Securities Purchase Agreement
10.4	Form of Common Share Purchase Agreement
10.5	Form of Placement Agent Common Share Purchase Warrant
10.6	Form of Pre-Funded Common Share Purchase Warrant
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**

The following consolidated financial statements from the Aptose Biosciences Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) statements of operations and comprehensive loss, (ii) balance sheets, (iii) statements of changes of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August, 2024.

APTOSE BIOSCIENCES INC.

By:	/s/ William G. Rice, Ph.D.
William G. Rice, Ph.D. President and Chief Executive Officer