Form 10-Q
period 2024-09-30
Aptose Biosciences Inc.
filed 2024-11-12
CIK 882361

on

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 8, 2024, the registrant had 19,521,183 common shares outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Interim Financial Statements

(Unaudited)

APTOSE BIOSCIENCES INC.

For the three months and nine months ended September 30, 2024 and 2023

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Financial Position

(Expressed in thousands of US dollars)

(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$7,962	$9,252
Prepaid expenses	912	2,042
Other current assets	1,361	600
Total current assets	10,235	11,894

Non-current assets:
Property and equipment	30	152
Right-of-use assets, operating leases	664	943
Total non-current assets	694	1,095
Total assets	$10,929	$12,989
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable to related parties	—	$2,554
Accounts payable	1,830	3,492
Accrued liabilities	7,512	8,829
Current portion of lease liability, operating leases	416	394
Total current liabilities	9,758	15,269

Non-current liabilities:
Lease liability, operating leases	305	621
Loan payable to related parties	10,000	—
Total non-current liabilities	10,305	621
Total liabilities	20,063	15,890

Shareholders’ equity:
Share capital:
Common shares, no par value, unlimited authorized shares, 19,521,183 and 7,942,363 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	452,302	444,806
Additional paid-in capital	82,262	72,146
Accumulated other comprehensive loss	(4,316)	(4,316)
Deficit	(539,382)	(515,537)
Total shareholders’ equity	(9,134)	(2,901)

Total liabilities and shareholders’ equity	$10,929	$12,989

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

Going concern, see Note 2.

Commitments, see Note 8.

Related party transactions, see Note 9.

Subsequent events, see Note 10 and 12.

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$—	$—	$-	$-

Expenses:
Research and development	4,702	8,256	15,560	27,649
General and administrative	2,263	3,425	8,510	12,580
Operating expenses	6,965	11,681	24,070	40,229

Other income/(expense):
Interest income	12	232	226	980
Foreign exchange income/(loss)	—	2	(1)	(3)
Total other income	12	234	225	977

Net loss	$(6,953)	$(11,447)	$(23,845)	$(39,252)

Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	—	—	—	3
Total comprehensive loss	$(6,953)	$(11,447)	$(23,845)	$(39,249)

Basic and diluted loss per common share	$(0.37)	$(1.76)	$(1.48)	$(6.14)

Weighted average number of common shares outstanding used in the calculation of (in thousands) Basic and diluted loss per common share	18,560	6,495	16,107	6,391

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity

(Expressed in thousands of US dollars, except for per common share data)

(unaudited)

	Common Shares		Additional	Accumulated other
	Shares (in thousands)	Amount	paid-in capital	comprehensive loss	Deficit	Total
Balance, December 31, 2023	7,942	$444,806	$72,146	$(4,316)	$(515,537)	$(2,901)
Shares and warrants issued under the Registered Direct Offering	3,195	1,018	$3,122			4,140
Common shares and warrants issued under the Hanmi Subscription Agreement	2,105	2,043	1,659	—	—	3,702
Common shares and warrants issued in S-1 financing	5,649	3,595	4,532	—	—	8,127
Common shares issued under the 2023 Committed Equity Facility	520	717	(82)	—	—	635
Common shares issued under the 2022 ATM	82	97	(118)	—	—	(21)
Stock-based compensation	—	—	1,003	—	—	1,003
Common shares issued under the ESPP plan	28	26	—	—	—	26
Net loss	—	—	—	—	(23,845)	(23,845)
Balance, September 30, 2024	19,521	$452,302	$82,262	$(4,316)	$(539,382)	$(9,134)
Balance, December 31, 2022	6,158	$437,520	$68,869	$(4,318)	$(464,330)	$37,741
Common shares issued under the Hanmi Subscription Agreement	668	3,000	—	—	—	3,000
Common shares issued in exchange for RSUs	38	376	(376)	—	—	—
Common shares issued under the 2023 Committed Equity Facility	336	1,185	—	—	—	1,185
Common shares issued under the 2022 ATM Facility	337	1,828	—	—	—	1,828
Stock-based compensation	—	—	3,242	—	—	3,242
Common shares issued under the ESPP plan	6	29	—	—	—	29
Other comprehensive gain	—	—	—	3	—	3
Net loss	—	—	—	-	(39,252)	(39,252)
Balance, September 30, 2023	7,543	$443,938	$71,735	$(4,315)	$(503,582)	$7,776

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in thousands of US dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cash flows used in operating activities:
Net loss for the period	$(6,953)	$(11,447)	$(23,845)	$(39,252)
Items not involving cash:
Stock-based compensation	(13)	599	1,003	3,242
Depreciation and amortization	4	20	28	70
Loss on disposal of property and equipment	—	—	76	—
Amortization of right-of-use assets	92	91	279	286
Interest on lease liabilities	15	23	52	73
Unrealized (gain)/loss on short-term investment	—	(1)	—	(3)
Accrued interest on investments	—	(44)	—	(56)
Changes in non-cash operating assets and liabilities:
Prepaid expenses	324	29	1,130	646
Other current assets	(768)	(44)	(761)	(4)
Operating lease liabilities	(112)	(117)	(346)	(290)
Accounts payable to related parties	—	—	(2,554)	—
Accounts payable	(5,281)	(690)	(1,662)	(3,515)
Accrued liabilities	2,316	1,045	(1,317)	3,472
Cash used in operating activities	(10,376)	(10,536)	(27,917)	(35,331)

Cash flows from financing activities:
Proceeds from loan payable to related parties	10,000	—	10,000	—
Issuances of common shares and warrants under the Registered Direct Offering	—	—	4,140	—
Issuance of common shares and warrants under the S-1 Filing	—	—	8,127	—
Shares issuances to Hanmi under subscription agreement	—	3,000	3,702	3,000
Issuance of common shares under 2023 CMPO	—	1,150	694	1,150
Share subscription advance under the 2023 CMPO	—	50	—	50
Issuance of common shares under 2022 ATM Facility	—	694	97	1,837
Cost of offering	—	(5)	(177)	(10)
Issuance of common shares under the ESPP plan	8	13	26	29
Cash from financing activities	10,008	4,902	26,609	6,056

Cash flows from/(used in) investing activities:
Disposal/(purchase) of property and equipment, net	—	—	18	(29)
Maturity /(acquisition) of investments, net	—	12,953	—	8,051
Cash from/(used in) investing activities	—	12,953	18	8,022

Effect of exchange rate fluctuations on cash and cash equivalents	—	1	—	3
Increase/(decrease) in cash and cash equivalents	$(368)	$7,320	$(1,290)	$(21,250)
Cash and cash equivalents, beginning of period	$8,330	$8,400	$9,252	$36,970
Cash and cash equivalents, end of period	$7,962	$15,720	$7,962	$15,720

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three months and nine months ended September 30, 2024 and 2023

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

Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We plan to raise additional funds to fund our business operations but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. The Company's current cash and cash equivalents are projected to support operations through January 2025. We have based these estimates on assumptions and plans, which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway, See Note 2(a).

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

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the use of the going concern assumption on which these unaudited condensed interim consolidated financial statements are prepared may not be appropriate based on the factors described in Note 2(a). Management recognizes that in order to meet the capital requirements, and continue to operate, additional financing will be necessary. The Company plans to raise additional funds to fund our business operations through equity financing under other financing activities, as further described in Note 10 and Note 12. Management continues considering other options for raising capital including debt, equity, collaborations, and reorganization to reduce operational expenses. However, given the decrease in the share price, difficulty for micro-cap market capitalization companies to raise significant capital and the matters in Note 10, Share capital, that may impact the Company's ability to raise significant financing in the capital markets, the Company may be unable to access financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, see Note 2(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.
Significant accounting policies:
a.
Basis of presentation - Going concern

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP and the rules and regulations of the Securities and Exchange Commission, or SEC, related to quarterly reports filed on Form 10-Q, assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and discharge of liabilities in the normal course of operations as they come due. In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future, which is at least, but is not limited to, twelve months from the end of the reporting year. The Company is in substantial doubt to continue as a going concern; As of September 30, 2024, the Company had negative shareholder's equity of $9.1 million (December 31, 2023 negative shareholder's equity of $2.9 million); an accumulated deficit of approximately $539.4 million (December 31, 2023, $515.5 million); during the nine months period ended September 30, 2024, the Company incurred a net loss of $23.8 million (2023 - $39.3 million) and as of September 30, 2024 we had a working capital of approximately $477 thousand (December 31, 2023, negative working capital of $3.4 million), including approximately $8 million (December 31, 2023, $9.3 million) in cash and cash equivalent balance, and current liabilities of approximately $9.8 million (December 31, 2023, $15.3 million).

The Company faces increasingly challenging financial and business conditions, including an inability to raise sufficient equity and equity-linked financing to fully fund execution of its business plans and to satisfy its $2.5 million Nasdaq shareholder's equity requirement. The Company has financed its activities to date through the issuance of Common Shares and continues to seek capital through various means including the issuance of equity and/or debt. During this year to September 30, 2024, the Company has explored numerous alternatives to ensure the funding of the Company’s clinical trials, services and repay its outstanding vendors and increase its equity level, which level has resulted in a major hurdle for the Company to secure required financing.

Management recognizes that in order to meet the capital requirements, and continue to operate, additional financing will be necessary. The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, debt financing, committed equity facilities or other financing instruments and restructuring of operations to decrease expenses. However, given the impact of the volatile financial markets on micro-cap market capitalization companies such as the Company and the matter in Note 10, Share capital and 12, Subsequent events, the Company may be unable to access further equity when needed. As the Company is primarily pursuing one compound that is licensed from a related party with significant licensing payments who will have influence on the Company, other investors may not be willing to invest in the Company. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The Company's current cash and cash equivalents are projected to support operations through January 2025. We have based these estimates on assumptions and plans, which may change and which could impact the magnitude and/or timing of operating expenses and our cash runway. The unaudited condensed consolidated interim financial statements do not reflect any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. Such adjustments could be material.

b.
Basis of consolidation:

These condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions, balances, revenue, and expenses are eliminated on consolidation.

c.
Significant accounting policies, estimates and judgments:

During the nine months ended September 30, 2024, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 26, 2024.

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

d.
Recent Accounting Pronouncements

We have adopted no new accounting pronouncements during the three months and nine months ended September 30, 2024. There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

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

3.
Cash and cash equivalents:

Cash and cash equivalents as of September 30, 2024, consist of restricted cash of $1,416 thousand (December 31, 2023 ‑ $2,764 thousand) and of restricted deposits in high interest savings accounts, money market funds and accounts with maturities of less than 90 days totaling of $6,546 thousand (December 31, 2023 ‑ $6,488 thousand).

On August 27, 2024, the Company received $10 million from a loan payable to a third party. Under the terms of the loan agreement (the "Hanmi Loan Agreement"), the proceeds of $10 million are restricted for use solely in connection of Tuspetinib related business operations, unless otherwise authorized by the related party. See Note 9, Related party transactions.

4.
Prepaid expenses:

Prepaid expenses as of September 30, 2024 and December 31, 2023 are shown below. Other prepaid expenses primarily consist of subscriptions, software, conference deposits and deposits for general and administrative items.

	September 30,	December 31,
	2024	2023
Prepaid research and development expenses	$662	$720
Prepaid insurance	71	882
Other prepaid operating expenses	179	440
Total	$912	$2,042

5.
Right-of-use assets:

	September 30,	December 31,
	2024	2023
Right-of-use assets, beginning of period	$3,124	$3,100
Additions to right-of-use assets	—	24
Right-of-use assets, end of period	3,124	3,124
Accumulated amortization	(2,460)	(2,181)
Right-of use assets, NBV	$664	$943

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

Level 3 ‑ inputs are unobservable (supported by little or no market activity).

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

The following table presents the fair value of Company's assets that are measured at fair value on a recurring basis for the periods presented:

	September 30, 2024	Level 1	Level 2	Level 3
Assets
High interest savings account	$6,546	—	6,546	—
Total	$6,546	$—	$6,546	$—

	December 31, 2023	Level 1	Level 2	Level 3
Assets
High interest savings accounts	$2,002	—	2,002	—
United States Treasury Bills	4,486	—	4,486	—
Total	$6,488	—	$6,488	—

7.
Accrued liabilities:

Accrued liabilities as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
Accrued personnel related costs	$876	$1,989
Accrued research and development expenses	6,466	6,527
Other accrued expenses	170	313
Total	$7,512	$8,829

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

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,
2024	$113
2025	462
2026	197
Total	$772

The following table presents the weighted average remaining term of the leases and the weighted average discount rate:

	September 30, 2024	December 31, 2023
Weighted-average remaining term – operating leases (years)	1.7	2.4
Weighted-average discount rate – operating leases	7.90%	7.38%

Lease liability, current portion	$416	$394
Lease liability, long-term portion	305	621
Total	$721	$1,015

Operating lease costs and operating cash flows from our operating leases are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost	$107	$114	$331	$359
Operating cash flows from operating leases	$112	$117	$346	$290

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

In 2022, the Company and Hanmi also entered into a separate supply agreement for additional production of new drug substance ("API") and drug product to support further tuspetinib clinical development, for which the Company pays Hanmi per batch of production. Expenses related to this supply agreement have been recognized by the Company, amounting to nil and $3.1 million for the nine months ended September 30, 2024 and 2023, respectively. Since inception to September 30, 2024, $7.1 million has been recognized for the period under the supply agreement.

The Company paid supply costs to Hanmi of $2.6 million and $4.5 million in the nine months ended September 30, 2024 and 2023, respectively. Since inception to September 30, 2024, payments of $7.1 million have been made under the supply agreement. At September 30, 2024, the Company did not have either accounts payable or accrued liabilities related to the Hanmi supply agreement. At December 31, 2023, there was $2.6 million in accounts payable and nil in accrued liabilities.

On August 27, 2024, the Company entered into a loan agreement (the "Hanmi Loan Agreement") with the South Korean Company Hanmi Pharmaceutical Co. Ltd ("Hanmi") for $10 million. Under the terms of the Hanmi Loan Agreement, the loan proceeds are restricted to be used for Tuspetinib related business operation purposes, unless otherwise authorized by Hanmi. The use of the funds is also contingent upon the Company meeting specific manufacturing and clinical milestones as outlined in the agreement. The loan is repayable in full on January 31, 2027, with an initial interest period ended on September 30, 2024 and subsequent interest payments due at the end of each three-month period thereafter. Aptose may repay all or any portion of the outstanding principal at any time without penalty, provided that any accrued and unpaid interest on the principal amount being repaid is also settled. The accrued interest on the unpaid principal loan amount is payable at the periods specified on the Hanmi Loan agreement at a rate of 6% per annum. During the ninth months period ended September 30, 2024, Aptose paid $51 thousand of interest on the loan.

On September 2, 2024, and in connection with the Hanmi Loan Agreement, Aptose and Hanmi executed a letter of understanding ("LOU"), which outlines the steps associated with the negotiation of the Future Collaboration Agreement (the "Future Collaboration

Agreement"). This agreement will establish a co-development collaboration for the advancement of tuspetinib. Under the terms of the Future Collaboration Agreement, upon execution, the loan principal and any accrued and unpaid interest under the "Hanmi Loan Agreement" will automatically convert to Hanmi's prepayment of future milestone obligations under the Future Collaboration Agreement. Upon conversion, the Hanmi Loan Agreement, consisting of the $10 million loan principal with any accrued and unpaid interest, would be deemed fully paid and satisfied.

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

On June 28, 2024 , the Company received a letter from Nasdaq stating that Nasdaq had granted the Company an extension until September 30, 2024 to regain compliance with the Rule. On August 1, 2024 the Company filed a preliminary S-1 prospectus to raise financing as part of its Compliance Plan, in addition to funds raised in the 10a.(i), June 2024 Registered Direct Offering.

On July 16, 2024, the Company received a deficiency letter (the “Deficiency Letter”) from the Staff of The Nasdaq Stock notifying the Company that, for the prior thirty consecutive business days, the closing bid price for the Company’s Common Shares have been below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Deficiency Letter had no immediate effect on the listing of the Company’s Common Shares, and its Common Shares will continue to trade on Nasdaq. The Company’s Common Shares continue to trade on the Toronto Stock Exchange (“TSX”) under the symbol “APS.” The Company's listing on the TSX is independent and will not be affected by the Nasdaq listing status. The Company has been given 180 calendar days, or until January 13, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 13, 2025, the bid price of the Company’s Common Shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance with the Minimum Bid Requirement. If the Company does not regain compliance with the Minimum Bid Price Requirement by January 13, 2025, the Company may, at Nasdaq's discretion, be afforded a second 180 calendar day period to regain compliance, but if Nasdaq does not grant such extension, the Company's common shares could be delisted from Nasdaq. To qualify for the extension, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement. The Company intends to monitor the closing bid price of its Common Shares and may, if appropriate, consider available options, including the possibility of seeking shareholder approval of a reverse stock split, to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

As of September 30, 2024, the Company had not gained compliance with the requirement. The Company's stockholder's equity as of September 30, 2024 was negative $9.1 million.

On October 1, 2024, the Company received a staff determination letter from the Listing Department stating that the Company did not meet the terms of the extension because it did not complete its proposed financing initiatives to regain compliance. On October 8, 2024, the Company requested an appeal and hearing; such hearing is scheduled for November 21, 2024. The hearing request has automatically stayed Nasdaq’s delisting of the Company’s Common Shares pending the Panel’s decision. At or prior to the hearing, the Company plans to present to Nasdaq information demonstrating that it has regained compliance with the continued listing standards under the Nasdaq Listing Rules, or alternatively a plan to regain compliance and a request for an extension of time to effectuate the plan. Notwithstanding the foregoing, there can be no assurance that the Company will regain compliance with the continued listing standards under the Nasdaq Listing Rules, or that the Panel will grant the Company an extension of time to regain compliance, in the event the Company requests such an extension.

On October 30, 2024, the Company filed Amendment 1 to this S-1, see note 12, Subsequent Events.

The Company has authorized share capital of an unlimited number of Common Shares.

a.
Equity issuances:

(i) June 2024 Registered Direct Offering

On June 3, 2024, the Company closed a registered direct offering priced at-the-market under Nasdaq rules of 1,800,000 Common Shares at a purchase price of $1.15 per share and 2,055,000 pre-funded warrants at a purchase price of $1.149 per pre-funded warrant. Additionally, in a concurrent private placement, Aptose issued unregistered series A warrants to purchase up to 3,855,000 Common Shares and series B warrants to purchase up to 3,855,000 Common Shares, each at an exercise price of $1.15 per share. The series A and series B unregistered warrants became exercisable beginning on the effective date of shareholder approval of the issuance of the shares issuable upon exercise of the warrants which was obtained on September 5, 2024. The series A warrants will expire five years from September 5, 2024 and the series B warrants will expire eighteen months from September 5, 2024. The gross proceeds to the Company from the offering was approximately $4.43 million, before deducting the placement agent’s fees and other offering expenses. Financing costs of approximately $408 thousand included underwriting costs of 7% and professional fees. In addition, the underwriter received 192,750 warrants, each at an exercise price of $1.44. The unregistered warrants are exercisable on September 5, 2024 and will expire five years from September 5, 2024.

On September 5, 2024, the Company held a Special Meeting of Shareholders pursuant to which, shareholders voted to authorize, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of Common Shares underlying certain warrants in an amount equal to or in excess of 20% of the Common Shares outstanding immediately prior the issuance of such warrants issued pursuant to that certain securities purchase agreement dated as of May 30, 2024 by and among the Company and certain institutional and accredited investors in connection with the Company’s registered direct offering and private placement which closed on June 3, 2024. On September 11, 2024, the Company issued 1,395,000 Common Shares upon the exercise of 1,395,000 Pre-Funded Warrants for a cash proceeds of $1 thousand at an exercise price of $0.001.

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

(iii) Hanmi 2023 Investment

On August 10, 2023, the Company entered into a binding term sheet with Hanmi whereby Hanmi agreed at their sole discretion to invest, up to a maximum of $7 million in Aptose up to a total ownership of 19.99% of Aptose by Hanmi. On September 6, 2023, the Company entered into a subscription agreement with Hanmi, pursuant to which the Corporation agreed to sell 668,449 Common Shares to Hanmi for proceeds of $3 million. Hanmi held 2,989,415 Common Shares of Aptose as of September 30, 2024.

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

Upon entering into the 2023 Committed Equity Facility, the Company agreed to issue to Keystone an aggregate of 25,156 Common Shares (the “Commitment Shares”) as consideration for Keystone’s commitment to purchase Common Shares upon the Company’s direction under the 2023 Committed Equity Facility. The Company issued 7,547 Common Shares, or 30% of the Commitment Shares, on the date of the 2023 Committed Equity Facility Agreement. An additional 7,547 Common Shares, or 30% of the Commitment Shares, were issued to Keystone in October 2023. In the nine months ended September 30, 2024, the Company's issuance of Common Shares to Keystone consisted of 10,062 Commitment Shares.

In the year ended December 31, 2023, the Company's issuance of Common Shares to Keystone comprised 720,494 Common shares sold to Keystone at an average price of $2.91 per Common share for cash proceeds of $2.1 million and 15,094 Commitment Shares. During the nine months ended September 30, 2024, the Company issued 510,101 Common Shares to Keystone at an average price of $1.36 per Common Share for cash proceeds of $694 thousand and 10,062 Commitment Shares. The Company recognized $82 thousand of financing costs associated with professional fees during the nine months ended September 30, 2024. Since inception to April 2024, the time the Committed Equity Facility was terminated, the Company's issuance of Common Shares to Keystone comprised of an aggregate of 1,230,595 Common Shares at an average price of $2.27 per Common Share for aggregate gross cash proceeds of $2.8 million and 25,156 Commitment Shares. From inception to the termination of the Committed Equity Facility, the Company recognized $168 thousand of financing costs associated with professional fees. In April 2024, the Company's issuances of Common Shares to Keystone reached the Total Commitment of the Committed Equity Facility, i.e. 19.99% of the Common Shares outstanding immediately prior to the execution of the 2023 Committed Equity Facility Agreement.

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

b.
Loss per share:

Loss per share is calculated using the weighted average number of Common Shares outstanding and is presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(6,953)	$(11,447)	$(23,845)	$(39,252)
Weighted-average common shares – basic and diluted (in thousands)	18,560	6,495	16,107	6,391
Net loss per share – basic and diluted	$(0.37)	$(1.76)	$(1.48)	$(6.14)

The effects of any potential exercise of the Company’s stock options outstanding during the three-month and nine-month periods ended September 30, 2024, and September 30, 2023 have been excluded from the calculation of diluted loss per share, since such securities would be anti‑dilutive.

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

The maximum number of Common Shares which will be available for sale under the ESPP is 113,333 Common Shares. There were 27,681 and 5,991 Common Shares issued under the ESPP during the nine months ended September 30, 2024 and September 30, 2023, respectively.

Stock option transactions for the nine months ended September 30, 2024 and September 30, 2023 are summarized as follows:

		Nine months ended September 30, 2024
	Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding, beginning of period	1,184	$44.78	—
Granted	408	2.00	—
Exercised	—	—	—
Forfeited	(356)	16.05	—
Outstanding, end of the period	1,236	$38.75	6.73
Exercisable, end of the period	800	$55.34	5.67
Vested and expected to vest, end of period	1,145	$41.18	6.57

		Nine months ended September 30, 2023
	Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding, beginning of period	1,100	$52.22	—
Granted	217	9.87	—
Exercised	—	—	—
Forfeited	(125)	49.58	—
Outstanding, end of the period	1,192	$44.76	7.1
Exercisable, end of the period	718	$58.98	6.1
Vested and expected to vest, end of period	1,107	$46.42	7.0

As of September 30, 2024, there was $544 thousand of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.46 years. As of September 30, 2024, total compensation cost not yet recognized related to grants under the ESPP was nil.

The following table presents the weighted average assumptions that were used in the Black‑Scholes option pricing model to determine the fair value of stock options granted during the period, and the resulting weighted-average fair values:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Risk-free interest rate	4.07%	3.42%
Expected dividend yield	—	—
Expected volatility	83.1%	80.3%
Expected life of options (years)	5 years	5 years
Grant date fair value	$1.36	$6.53

The Company uses historical data to estimate the expected dividend yield and expected volatility of its Common Shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

The following table presents the vesting terms of options granted in the period:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
	Number of options (in thousands)	Number of options (in thousands)
3-year vesting (50%-25%-25%)	20	48
4-year vesting (50%-16 2/3%-16 2/3%-16 2/3%)	388	169
Total stock options granted in the period	408	217

The Company has a stock incentive plan (SIP) pursuant to which the Board may grant stock-based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company. Each restricted unit is automatically redeemed for one common share of the Company upon vesting. During the nine-month period ended September 30, 2024, the Company granted nil (September 30, 2023 - 38,000) restricted stock units ("RSUs") with immediate vesting and an exercise price of $9.90. On February 6, 2023, all of these RSUs were redeemed for 38,000 Common Shares. The following table presents the vesting and redemption of the RSUs granted in the three months and nine months ended September 30, 2024 and 2023.

	Nine months ended September 30, 2024		Nine months ended September 30, 2023
	Number of options (in thousands)	Weighted average grant date fair value	Number of options (in thousands)	Weighted average grant date fair value
Outstanding, beginning of period	—	$—	—	$—
Granted	—	—	38	9.90
Vested and redeemed	—	—	(38)	9.90
Outstanding, ending of period	—	$—	—	$—

b.
Share-based payment expense

The Company recorded share-based payment expense related to stock options and RSUs as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development	$(81)	$259	$317	$1,182
General and administrative	68	340	686	2,060
	$(13)	$599	$1,003	$3,242

12.
Subsequent events

On October 30, 2024, the Company filed an Amendment to the S-1 preliminary prospectus filed on August 1 (the "S-1/A") to raise financing as part of the Compliance Plan. The S-1/A relates to the offering of up to 21,528,525 Common Shares, no par value (“Offered Shares”) together with warrants to purchase up to 10,764,263 Common Shares. Each Offered Share, or a pre-funded warrant (the “Pre-Funded Warrants) in lieu thereof, is being sold together with one half (1/2) common warrant (the “Common Warrants” and together, with the “Pre-Funded Warrants”, the “Warrants”) exercisable for one Common Share. The assumed combined public offering price for each Offered Share and accompanying Common Warrant is $0.3716, which is the last reported sale price of the Company's Common Shares on Nasdaq on October 29, 2024. The completion of the offering is conditional upon the approval of the TSX. In addition, this S-1/A relates to the issuance of Placement Agent Warrants (as defined below) to purchase up to 861,141 shares of the Company's Common Shares issuable to the Placement Agent (as defined below), based on an assumed public offering price of the Offered Shares and Warrants and the underlying Common Shares issuable upon the exercise of Placement Agent Warrants.

Each Common Warrant has an assumed exercise price of $0.3716 per Common Share, which is the last reported sale price of the Company's Common Shares on Nasdaq on October 29, 2024, will be exercisable immediately upon issuance, subject to certain limitations based on the holder’s beneficial ownership of the Company's Common Shares, and will expire five years from the date of issuance. The Offered Shares and Common Warrants are immediately separable and will be issued separately in this offering, but must be purchased together in this offering. The Company is also offering Pre-Funded Warrants to purchase up to 21,528,525 Common Shares to those purchasers whose purchase of Offered Shares in this offering would result in the purchaser beneficially owning more than

4.99% (or, at the election of the purchaser, 9.99%) of the Company's outstanding Common Shares following the consummation of this offering in lieu of the Offered Shares that would result in ownership in excess of 4.99% (or, at the election of the purchaser, 9.99%) following the consummation of this offering. Each Pre-Funded Warrant will be exercisable for one Common Share at an exercise price of $0.0001 per Common Share. Each Pre-Funded Warrant is being issued together with the same Common Warrants described above being issued with each Offered Share. The assumed combined public offering price for each such Pre-Funded Warrant, together with the Common Warrants, is $0.3715, which is equal to the assumed public offering price in this offering of an Offered Share and accompanying Common Warrant less the $0.0001 per Common Share exercise price of each such Pre-Funded Warrant. Each Pre-Funded Warrant will be exercisable immediately upon issuance, subject to certain limitations based on the holder’s beneficial ownership of the Company's Common Shares, and may be exercised at any time until the Pre-Funded Warrant is exercised in full. The Common Warrants are immediately separable and will be issued separately in this offering, but must be purchased together in this offering.

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

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes thereto contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, and with our audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Aptose Programs

Tuspetinib, ("Tuspetinib" or "TUS"), Aptose’s lead program, is being developed for frontline combination therapy in newly diagnosed acute myeloid leukemia ("AML”) patients to unlock the most significant patient impact and greatest commercial opportunity. AML is a highly aggressive cancer of the bone marrow and blood, and there is a tremendous unmet need for an improved frontline therapy that can extend survival of newly diagnosed AML patients and improve their quality of life. Newly diagnosed AML patients typically fail all frontline (1L) therapies, and responses to subsequent salvage therapies in the relapsed or refractory (R/R) setting are limited, highlighting the need for a more effective triple drug (“triplet”) combination therapy to increase survival in the frontline setting.

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

Aptose plans to develop Tuspetinib in the TUS+VEN+HMA triplet drug combinations in newly diagnosed AML patients, and once the study enrolls, we expect to deliver important clinical data (CR and MRD negativity rates, safety, and survival) over the following 6 to 12 months. It was essential to understand the safety, tolerability, and response activities of tuspetinib as a single agent and as the TUS+VEN doublet combination before advancing to the TUS+VEN+HMA triplet. We therefore performed a clinical trial (TUS) in patients with relapsed or refractory (R/R) AML and then performed a trial with the TUS+VEN doublet therapy in R/R AML patients and now have advanced the TUS+VEN+HMA frontline therapy into newly diagnosed AML patients. See Note 2(a) and Item 1A -Risk Factors.

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

Program Updates at Recent Scientific Forums:

Aptose plans to initiate the tuspetinib + venetoclax + azacitidine (TUS+VEN+AZA) triple drug combination study in newly diagnosed AML patients with 40 mg tuspetinib and then to dose escalate the tuspetinib dose to 80 mg, and then to potentially higher doses as appropriate. Safety and activity as a single agent were demonstrated with the 40 mg dose of tuspetinib in R/R AML patients. This 40 mg dose represents one dose level below the 80 mg single agent recommended phase 2 dose (RP2D) of tuspetinib in R/R AML patients, this dose escalation approach which is the typical FDA recommended starting dose for drug combination studies.

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
•
Response rates and OS need improvement, especially in adverse genetic subgroups
•
Emergence of VEN resistance via RAS/MAPK, TP53, and FLT3 clonal expansion, among other mechanisms, leads to relapse or refractory (R/R) AML that does not respond well to subsequent salvage therapies in R/R setting. Indeed, a recent publication (Matthews et. Al., Blood 2022; 140, Supplement 1: 1022–1024) showed survival of R/R AML patients receiving chemotherapy after failing prior therapy with HMA-VEN was limited; median OS was a mere 7.2 months, and for older patients (65 and older) the median OS was only 4.3 months

•
These findings illustrate that the addition of a 3rd agent is needed to boost responses with VEN+HMA standard of care therapy in frontline therapy of newly diagnosed AML patients, to increase the durability of responses in these patients, and to broadly act across genetic subgroups of patients.
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

Other corporate matters

On February 29, 2024, the Company received a 2024 Deficiency Letter (the “February Deficiency Letter”) from the Nasdaq Listing Qualifications Department of Nasdaq notifying the Company that the Company’s private placement of securities to Hanmi (the "Private Placement") violated 5635(d) of the Nasdaq Listing Rules because the Company did not obtain shareholder approval prior to such issuance. Nasdaq stated that the Private Placement involved the issuance of greater than 20% of the issued and outstanding Common Shares of the Company at a discount to the Nasdaq official closing price on January 25, 2024, the date of the subscription agreement between the Company and Hanmi. The February Deficiency Letter had no immediate effect on the listing of the Company’s Common Shares. In accordance with the Nasdaq Listing Rules, the Company was given 45 calendar days to submit a plan to regain compliance. The Company submitted a plan to regain compliance on April 15, 2024. On April 25, 2024, the Company received a letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company of the Staff’s determination that the Company had regained compliance with Nasdaq Listing Rule 5635(d) and the Staff has determined that the matter is now closed. Pursuant to the Company's plan to regain compliance, on April 26, 2024, the Company announced that it had amended the warrant agreement with Hanmi to prohibit the exercise of the Hanmi warrants in excess of the Nasdaq 19.99% limitation (the "Nasdaq 19.99% Cap"), unless shareholder approval is first obtained to exceed the Nasdaq 19.99% Cap.

On April 2, 2024, the Company received a letter (the “Notification Letter”) from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because the stockholders’ equity of the Company as of December 31, 2023, as reported in the Company’s Annual Report on Form 10-K, was below the minimum requirement of $2.5 million (the "Stockholders’ Equity Requirement"). The Notification Letter had no immediate effect on the Company's continued listing on the Nasdaq Capital Market, subject to the Company's compliance with the other continued listing requirements. Pursuant to the Notification Letter, the Company had 45 calendar days to submit a plan to evidence compliance with the Rule (a “Compliance Plan”). The Company submitted a Compliance Plan on May 17, 2024.

On July 16, 2024, the Company received a deficiency letter (the “Deficiency Letter”) from the Staff of The Nasdaq Stock notifying the Company that, for the prior thirty consecutive business days, the closing bid price for the Company’s Common Shares have been below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Deficiency Letter had no immediate effect on the listing of the Company’s Common Shares, and its Common Shares will continue to trade on Nasdaq. The Company’s Common Shares continue to trade on the Toronto Stock Exchange (“TSX”) under the symbol “APS.” The Company's listing on the TSX is independent and will not be affected by the Nasdaq listing status. The Company has been given 180 calendar days, or until January 13, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 13, 2025, the bid price of the Company’s Common Shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance with the Minimum Bid Requirement. If the Company does not regain compliance with the Minimum Bid Price Requirement by January 13, 2025, the Company may, at Nasdaq's discretion, be afforded a second 180 calendar day period to regain compliance, but if Nasdaq does not grant such extension, the Company's common shares could be delisted from Nasdaq. To qualify for the extension, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement. The Company intends to monitor the closing bid price of its Common Shares and may, if appropriate, consider available options, including the possibility of seeking shareholder approval of a reverse stock split, to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

On August 1, 2024, the Company filed a preliminary S-1 prospectus to raise complete a proposed financing as part of its Compliance Plan, in addition to funds raised in the June 2024 Registered Direct Offering. On August 2, 2024, the Company implemented a reduction in force with an approximate $1.2 million per annum decrease in payroll costs.

The Company's stockholder's equity as of September 30, 2024 was negative $9.1 million. As of the date of this report, the Company does not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on the Nasdaq Capital Market.

On October 1, 2024, the Corporation received a staff determination letter from the Listing Department stating that the Company did not meet the terms of the extension because it did not complete its proposed financing initiatives to regain compliance. On October 8, 2024, the Company requested an appeal and hearing; such hearing is scheduled for November 21, 2024. The hearing request has automatically stayed Nasdaq’s delisting of the Company’s Common Shares pending the Panel’s decision. At or prior to the hearing, the Company plans to present to Nasdaq information demonstrating that it has regained compliance with the continued listing standards under the Nasdaq Listing Rules, or alternatively a plan to regain compliance and a request for an extension of time to effectuate the plan. Notwithstanding the foregoing, there can be no assurance that the Company will regain compliance with the continued listing standards under the Nasdaq Listing Rules, or that the Panel will grant the Company an extension of time to regain compliance, in the event the Company requests such an extension.

On October 30, 2024, the Company filed an Amendment to the S-1 preliminary prospectus filed on August 1 (the "S-1/A") to raise financing as part of its Compliance Plan. The S-1/A relates to the offering of up to 21,528,525 Common Shares, no par value (“Offered Shares”) together with warrants to purchase up to 10,764,263 Common Shares. Each Offered Share, or a pre-funded warrant (the “Pre-Funded Warrants) in lieu thereof, is being sold together with one half (1/2) common warrant (the “Common Warrants” and together, with the “Pre-Funded Warrants”, the “Warrants”) exercisable for one Common Share. The assumed combined public offering price for each Offered Share and accompanying Common Warrant is $0.3716, which is the last reported sale price of the Company's Common Shares on Nasdaq on October 29, 2024. The completion of the offering is conditional upon the approval of the TSX. In addition, this S-1/A relates to the issuance of Placement Agent Warrants (as defined below) to purchase up to 861,141 shares of the Company's Common Shares issuable to the Placement Agent (as defined below), based on an assumed public offering price of the Offered Shares and Warrants and the underlying Common Shares issuable upon the exercise of Placement Agent Warrants.

Each Common Warrant has an assumed exercise price of $0.3716 per Common Share, which is the last reported sale price of the Company's Common Shares on Nasdaq on October 29, 2024, will be exercisable immediately upon issuance, subject to certain limitations based on the holder’s beneficial ownership of the Company's Common Shares, and will expire five years from the date of issuance. The Offered Shares and Common Warrants are immediately separable and will be issued separately in this offering, but must be purchased together in this offering. The Company is also offering Pre-Funded Warrants to purchase up to 21,528,525 Common Shares to those purchasers whose purchase of Offered Shares in this offering would result in the purchaser beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company's outstanding Common Shares following the consummation of this offering in lieu of the Offered Shares that would result in ownership in excess of 4.99% (or, at the election of the purchaser, 9.99%) following the consummation of this offering. Each Pre-Funded Warrant will be exercisable for one Common Share at an exercise price of $0.0001 per Common Share. Each Pre-Funded Warrant is being issued together with the same Common Warrants described above being issued with each Offered Share. The assumed combined public offering price for each such Pre-Funded Warrant, together with the Common Warrants, is $0.3715, which is equal to the assumed public offering price in this offering of an Offered Share and accompanying Common Warrant less the $0.0001 per Common Share exercise price of each such Pre-Funded Warrant. Each Pre-Funded Warrant will be exercisable immediately upon issuance, subject to certain limitations based on the holder’s beneficial ownership of the Company's Common Shares, and may be exercised at any time until the Pre-Funded Warrant is exercised in full. The Common Warrants are immediately separable and will be issued separately in this offering, but must be purchased together in this offering.

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

Sources of liquidity:

The following table presents our cash and cash equivalents, investments, working capital and stockholders' equity as of September 30, 2024 and December 31, 2023.

(in thousands)	Balances at September 30, 2024	Balances at December 31, 2023
Cash and cash equivalents	$7,962	$9,252
Total	$7,962	$9,252

Working capital	$477	$(3,375)
Stockholders' equity	$(9,134)	$(2,901)

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

Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We plan to raise additional funds in order to fund our business operations. We will seek access to financing but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. The Company's current cash, cash equivalents and investments are projected to support operations through January 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Such adjustments could be material. In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future, which is at least, but is not limited to, twelve months from the end of the reporting year. The Company is in substantial doubt to continue as a going concern; As of September 30, 2024, the Company had negative shareholder's equity of $9.1 million (December 31, 2023 negative shareholder's equity of $2.9 million; an accumulated deficit of approximately $539.4 million (December 31, 2023, $515.5 million); during the nine months period ended September 30, 2024, the Company incurred a net loss of $23.8 million (2023 - $39.3 million) and as of September 30,

2024, the Company had a working capital of approximately $477 thousand (December 31, 2023, negative working capital of $3.4 million), including approximately $8 million (December 31, 2023, $9.3 million) in cash and cash equivalent balance, and current liabilities of approximately $9.8 million (December 31, 2023, $15.3 million). Our ability to raise additional funds could be affected by adverse market conditions, the status of our product pipeline, possible delays in enrollment in our trial, uncertainty regarding our continued listing on NASDAQ, and various other factors and we may be unable to raise capital when needed, or on terms favorable to us.

The Company faces increasingly challenging financial and business conditions, including an inability to raise sufficient equity and equity-linked financing to fully fund execution of its business plans and to satisfy the $2.5 million NASDAQ's shareholder's equity requirement. Since our inception, we have financed our operations and technology acquisitions primarily from equity financing, proceeds from the exercise of warrants and stock options, and interest income on funds held for future investment. During the current period, the Company has explored numerous alternatives to ensure the funding of the Company’s clinical trials, services and to repay its outstanding vendors and to increase its equity level. The raising of additional capital, debt refinancing of the Company, collaborations, and/or the trade sale of some of the Company’s assets or operations to make bulk payments to repay outstanding debt and accounts payable, if successful, would potentially alleviate any significant doubt on the Company’s ability to continue as a going concern. In the event that capital financing and/or debt refinancing and collaborations is unable to be secured, the Company may need to resolve to other means of protecting its assets in the best interests of its shareholders, including foreclosure or forced liquidation and/or seeking creditors’ protection.

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

June 2024 Registered Direct Offering

On June 3, 2024, the Company closed a registered direct offering priced at-the-market under Nasdaq rules of 1,800,000 Common Shares at a price of $1.15 per share and 2,055,000 pre-funded warrants at a purchase price of $1.149 per pre-funded warrant. Additionally, in a concurrent private placement, Aptose issued unregistered series A warrants to purchase up to 3,855,000 Common Shares and series B warrants to purchase up to 3,855,000 Common Shares, each at an exercise price of $1.15 per share. The unregistered series A and series B warrants became exercisable beginning on the effective date of shareholder approval of the issuance of the Common Shares issuable upon exercise of the warrants which was obtained on September 5, 2024. The series A warrants will expire five years from September 5, 2024 and the series B warrants will expire eighteen months from September 5, 2024. The gross proceeds to the Company from the offering was approximately $4.43 million, before deducting the placement agent’s fees and other offering expenses. Financing costs of approximately $408 thousand included underwriting costs of 7% and professional fees. In addition, the underwriter received 192,750 warrants, each at an exercise price of $1.44. The unregistered warrants became exercisable on September 5, 2024 for the issuance of the shares issuable upon exercise of the warrants and will expire five years from September 5, 2024.

On September 5, 2024, the Company held a Special Meeting of Shareholders pursuant to which shareholders voted to authorize, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of Common Shares underlying certain warrants in an amount equal to or in excess of 20% of the Common Shares outstanding immediately prior the issuance of such warrants issued pursuant to that certain securities purchase agreement dated as of May 30, 2024 by and among the Company and certain institutional and accredited investors in connection with the Company’s registered direct offering and private placement which closed on June 3, 2024. On September 11, 2024, the Company issued 1,395,000 Common Shares upon the exercise of 1,395,000 Pre-Funded Warrants for a cash proceeds of $1 thousand at an exercise price of $0.001.

January 2024 Public Offering and Private Placement

On January 31, 2024, the Company announced the closing of a $9.7 million public offering (the “Public Offering”) and a $4 million private placement (the “Private Placement”) with Hanmi. The Public Offering comprised of 5,649,122 Common Shares and warrants at a combined offering price of $1.71. This included 736,842 Common Shares and warrants pursuant to a full exercise by the underwriter of its over-allotment option. The Private Placement comprised 2,105,263 Common Shares sold at a price of $1.90 per share, representing an 11% premium over the price of the Common Shares issued as part of the Public Offering. Financing costs of approximately $1.4 million included underwriting costs of 7% and approximately $0.4 million in professional fees. The Company also issued Hanmi warrants to purchase Common Shares at an exercise price of $1.71 per share.

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

In the year ended December 31, 2023, the Company's issuance of Common Shares to Keystone comprised 720,494 Common shares sold to Keystone at an average price of $2.91 per Common share for cash proceeds of $2.1 million and the 15,094 Commitment Shares. During the nine months ended September 30, 2024, the Company issued 510,101 Common Shares to Keystone at an average price of $1.36 per Common Share for cash proceeds of $694 thousand and 10,062 Commitment Shares. The Company recognized $82 thousand of financing costs associated with professional fees during the nine months ended September 30, 2024. Since inception to April 2024, the time the Committed Equity Facility was terminated, the Company's issuance of Common Shares to Keystone comprised of an aggregate of 1,230,595 Common Shares at an average price of $2.27 per Common Share for aggregate gross cash proceeds of $2.8 million and 25,156 Commitment Shares. From inception to the termination of the Committed Equity Facility, the Company recognized $168 thousand of financing costs associated with professional fees. In April 2024, the Company's issuances of Common Shares to Keystone reached the Total Commitment of the Committed Equity Facility, i.e. 19.99% of the Common Shares outstanding immediately prior to the execution of the 2023 Committed Equity Facility Agreement.

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

Cash flows:

The following table presents a summary of our cash flows for the three-month and nine-month periods ended September 30, 2024 and 2023:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net cash provided by/(used in):
Operating activities	$(10,376)	$(10,536)	$(27,917)	$(35,331)
Investing activities	—	12,953	18	8,022
Financing activities	10,008	4,902	26,609	6,056
Effect of exchange rates changes on cash and cash equivalents	—	1	—	3
Net increase/(decrease) in cash and cash equivalents	$(368)	$7,320	$(1,290)	$(21,250)

Cash used in operating activities:

Our cash used in operating activities for the three-month periods ended September 30, 2024 and 2023 was approximately $10.4 million and $10.5 million, respectively. Our cash used in operating activities for the nine-month periods ended September 30, 2024 and 2023 was approximately $27.9 million and $35.3 million, respectively.

Net cash used in operating activities decreased in both the three-month periods and nine-month periods ended September 30, 2024, compared to the same periods in 2023. This was primarily due to reduced operating expenses and accounts payable, with an increase in accrued liabilities over three-month periods and a reduction in accrued liabilities over nine-month periods (see 'Results of Operations'). Our uses of cash for operating activities for both periods consisted primarily of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees and pass-through expenses paid in connection with preclinical and clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees.

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

Cash flow from (used in) investing activities:

Our cash provided by investing activities for the three-month period ended September 30, 2024 was nil. Our cash provided by investing activities for the three-month period ended September 30, 2023 was $13 million, and consisted of net maturities of investments. Our cash provided by investing activities for the nine-month period ended September 30, 2024 was $18 thousand, and consisted of net acquisition of investments and net disposal of property and equipment. Our cash provided by investing activities for the nine-month period ended September 30, 2023, was $8 million, and consisted of net maturities of investments and net purchases of property and equipment.

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

Cash flow from financing activities:

Our cash flow from financing activities for the three months ended September 30, 2024, was $10 million, consisting of $10 million from the proceeds of a loan payable to related parties and $8 thousand in cash proceeds from the issuance of shares under the ESPP. Our cash flow from financing activities for the three months ended September 30, 2023, was $4.9 million, consisting of $3 million, $1.2 million and $694 thousand resulting from Common Shares issued from the Hanmi subscription agreement, the 2023 Committed Equity

Facility, and the 2022 ATM Facility, respectively, $50 thousand from a stock subscription advance under the 2023 Committed Equity Facility and $13 thousand in cash proceeds from issuance of shares under the Employee Stock Purchase Plan ("ESPP"). Our cash flow from financing activities for the nine months ended September 30, 2024, was $26.6 million, consisting of $10 million from the proceeds of loan payable to related parties, $4.1 million from the issuance of Common Shares under the registered direct offering, $8.1 million from the issuance of Common Shares under the S-1 filing, $3.7 million from the issuance of Common Shares to Hanmi, $694 thousand from the issuance of Common Shares under the Committed Equity Facility, $97 thousand in cash proceeds from issuance of Common Shares under the 2022 ATM Facility, $26 thousand in cash proceeds from issuance of Common Shares under the ESPP, and partly offset by $177 thousand of financing costs. Our cash flow from financing activities for the nine months ended September 30, 2023 was $6.1 million, consisting of $3 million, $1.8 million and $1.2 million resulting from Common Shares issued from the Hanmi subscription agreement, the 2022 ATM Facility and the 2023 Committed Equity Facility, respectively, $50 thousand from a stock subscription advance under the 2023 Committed Equity Facility and $29 thousand in cash proceeds from issuance of shares under the ESPP.

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

RESULTS OF OPERATIONS

A summary of the results of operations for the three-month and nine-month periods ended September 30, 2024 and 2023 is presented below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Revenues	$—	$—	$—	$—
Research and development expenses	4,702	8,256	15,560	27,649
General and administrative expenses	2,263	3,425	8,510	12,580
Other income, net	12	234	225	977
Net loss	$(6,953)	$(11,447)	$(23,845)	$(39,252)
Other comprehensive income/(loss)	—	—	—	3
Comprehensive loss	$(6,953)	$(11,447)	$(23,845)	$(39,249)
Basic and diluted loss per common share	$(0.37)	$(1.76)	$(1.48)	$(6.14)

Net loss for the three-month period ended September 30, 2024 decreased by $4.5 million to $7.0 million, as compared to $11.4 million for the comparable period in 2023. Net loss for the nine-month period ended September 30, 2024 decreased by $15.5 million to $23.8 million, as compared to $39.3 million for the comparable period in 2023.

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

The research and development expenses for the three-month and nine-month periods ended September 30, 2024, and 2023 were as follows:

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2024	2023	2024	2023
Program costs – Tuspetinib	$4,067	$5,814	$10,656	$18,659
Program costs – Luxeptinib	(225)	648	287	2,643
Program costs – APTO-253	—	2	13	28
Personnel-related expenses	941	1,523	4,274	5,108
Stock-based compensation	(81)	259	317	1,182
Depreciation of equipment	—	10	13	29
Total	$4,702	$8,256	$15,560	$27,649

Research and development expenses decreased by $3.6 million to $4.7 million for the three-month period ended September 30, 2024, as compared to $8.3 million for the comparative period in 2023. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

•
Program costs for tuspetinib were $4.1 million for the three-month period ended September 30, 2024, compared with $5.8 million for the comparative period in 2023. The lower program costs for tuspetinib in the current period represent the reduction of activity in our APTIVATE clinical trial, reduced manufacturing costs, and related expenses. In the comparative period in 2023, tuspetinib program costs included the healthy volunteer study, which was completed in 2023.
•
Program costs for luxeptinib decreased by approximately $873 thousand, primarily due to lower clinical trial and manufacturing activities.
•
Program costs for APTO-253 decreased by approximately $2 thousand. The Company discontinued further clinical development of APTO-253.
•
Personnel-related expenses decreased by $582 thousand, primarily related to fewer employees in the current three-month period.
•
Stock-based compensation decreased by approximately $340 thousand in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to stock options granted with lower grant date fair values, in the current period and option forfeitures recorded in the current period.

Research and development expenses decreased by $12.0 million to $15.6 million for the nine-month period ended September 30, 2024, as compared to $27.6 million for the comparative period in 2023. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

•
Program costs for tuspetinib were $10.7 million for the nine-month period ended September 30, 2024, a decrease of $8 million compared with $18.7 million for the comparative period in 2023. The lower program costs for tuspetinib in the current period represent the reduction of activity in our APTIVATE clinical trial, reduced manufacturing costs, and related expenses. In the comparative period in 2023, tuspetinib program costs included the healthy volunteer study, which was completed in 2023.
•
Program costs for luxeptinib decreased by approximately $2.4 million to $287 thousand for the nine months ended September 30, 2024, as compared to $2.6 million in the comparative period, primarily due to lower clinical trial and manufacturing activities.
•
Program costs for APTO-253 decreased by approximately $15 thousand, due to the Company’s decision on December 20, 2021 to discontinue further clinical development of APTO-253.
•
Personnel-related expenses decreased by $834 thousand, primarily related to fewer employees in the current nine-month period and partially offset by salary increases.
•
Stock-based compensation decreased by approximately $865 thousand in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to stock options granted with lower grant date fair values, in the current period and option forfeitures recorded in the current period.

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

The general and administrative expenses for the three-month and nine-month periods ended September 30, 2024, and 2023 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
General and administrative, excluding items below	$2,191	$3,075	$7,809	$10,479
Stock-based compensation	68	340	686	2,060
Depreciation of equipment	4	10	15	41
Total	$2,263	$3,425	$8,510	$12,580

General and administrative expenses for the three-month period ended September 30, 2024 were $2.3 million, as compared to $3.4 million for the comparative period in 2023, a decrease of approximately $1.2 million. The decrease was primarily due to the following:

•
General and administrative expenses, other than stock-based compensation and depreciation of equipment, decreased by approximately $884 thousand in the three months ended September 30, 2024, primarily as a result of lower salaries expenses in the period.
•
Stock-based compensation decreased by approximately $272 thousand in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, due to stock options granted with lower grant date fair values in the current period and option forfeitures recorded in the current period.

General and administrative expenses for the nine-month period ended September 30, 2024 were $8.5 million, as compared to $12.6 million for the comparative period in 2023, a decrease of approximately $4.1 million. The decrease was primarily due to the following:

•
General and administrative expenses, other than stock-based compensation and depreciation of equipment, decreased by approximately $2.7 million in the nine months ended September 30, 2024, primarily as a result of lower salaries expenses and professional fees expensed in the period.
•
Stock-based compensation decreased by approximately $1.4 million in the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, due to stock options granted with lower grant date fair values in the current period and option forfeitures recorded in the current period.

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

Significant Accounting Judgments and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on

March 26, 2024. There were no material changes to our critical accounting policies and estimates during the three months ended September 30, 2024.

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

Although management does not expect our estimates to be materially different from amounts actually incurred, if the estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in the Company reporting amounts that are too high or too low in any particular period. As of September 30, 2024, the Company has recorded $662 thousand in prepaid expenses and approximately $6.5 million in accrued liabilities related to its research and development activities. If the estimates are too high or too low by a factor of 10% this would mean that prepaid expenses would be over or understated by approximately $66 thousand, and accrued liabilities would be over or understated by approximately $650 thousand. On a combined basis, this could mean an increase or decrease in research and development expenses by approximately $716 thousand. To date, there have been no material differences between the estimates of such expenses and the amounts actually incurred.

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

Updated share information

As of November 8, 2024, we had 19,521,183 Common Shares issued and outstanding. In addition, there were 1,212,355 Common Shares issuable upon the exercise of outstanding stock options and there were 16,946,491 Common Shares issuable upon the exercise of the outstanding warrants.

ITEM 3 – QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide this information.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of our fiscal quarter ended September 30, 2024, evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of our fiscal quarter ended September 30, 2024, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
our risk of not being able to meet the continued listing requirements and other requirements of Nasdaq; and
•
one of our contract research organizations represented 34% of our accounts payable as of September 30, 2024. Subsequent to September 30, 2024, we paid $622 thousand and the amount owed as of the date of this filing is nil.

GOING CONCERN RISK

The Company's financial statements have been prepared on a going concern basis under which the Company is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. However, as of the date of this filing, management does not believe that the Company’s cash and cash equivalents balance is sufficient to meet its general working capital requirements and contractual obligations for the next 12 months. The Company's current cash and cash equivalents are projected to support operations through January 2025. The Company's future operations are dependent upon the identification and successful completion of equity or debt financing and the achievement of profitable operations at an indeterminate time in the future. There can be no assurances that the Company will be successful in completing additional equity or debt financing or in achieving profitability, or that such additional equity or debt financing will be completed on terms satisfactory to the Company and would be sufficient to satisfy any liquidity concerns related to the Company’s ability to continue as a going concern. Certain adverse conditions and material uncertainties cast doubt upon the ability of the Company to continue as a going concern without a significant restructuring and/or financing. These include:

•
the Company has cash-on-hand of approximately $6.8 million as at the date of this filing;
•
the Company has a working capital deficiency (excess current liabilities over current assets);
•
the Company currently has had no material sales of marketed products and no material sources of cash other than financings, and there can be no assurance as to the Company’s ability to maintain or obtain sufficient financing sources for operations or to meet future obligations.
•
uncertainty regarding the Company's Nasdaq listing raises significant doubt about its ability to continue as a going concern without substantial financing.

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

ITEM 6 – EXHIBITS

Exhibit Number	Description of Document
10.1*	Facility Agreement among the Company and Hanmi Pharmaceutical Co., Ltd dated August 27, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**

The following consolidated financial statements from the Aptose Biosciences Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) statements of operations and comprehensive loss, (ii) balance sheets, (iii) statements of changes of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.

101.SCH	XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November, 2024.

APTOSE BIOSCIENCES INC.

By:	/s/ William G. Rice, Ph.D.
William G. Rice, Ph.D. President and Chief Executive Officer