Form 10-K
period 2024-12-31
Aptose Biosciences Inc.
filed 2025-03-28
CIK 882361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 28, 2024 was $22,075,799.

As of March 28, 2025, the registrant had 2,552,429 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

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

As used in this report, the terms “Aptose,” “Aptose Biosciences,” the “Company,” “we,” “us,” “our” and similar references refer to Aptose Biosciences Inc. (formerly known as Lorus Therapeutics Inc.) and our consolidated subsidiaries, and the term “Common Shares” refers to our common shares, no par value. On February 18, 2025, we effected a 1-for-30 reverse stock split of our Common Shares (the “Reverse Stock Split”). All historical share and per share amounts reflected throughout this Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

Aptose had historically qualified as a “foreign private issuer” for purposes of reporting under the Exchange Act, and filing registration statements under the Securities Act of 1933, as amended. Effective December 31, 2018, however, Aptose ceased qualifying as a foreign private issuer and began filing reports with the United States Securities and Exchange Commission ("SEC") as a “domestic issuer.” As a result, Aptose changed the accounting standards by which it prepares its financial statements from International Financial Reporting Standards to generally accepted accounting principles in the United States, or “U.S. GAAP.” All financial statements contained in this Annual Report are presented in accordance with U.S. GAAP. This report contains the following trademark, trade name and service mark of ours: Aptose. This report also contains trademarks, trade names and service marks that are owned by other persons or entities. All references to “dollar” or the use of the symbol “$” are to United States dollars, unless otherwise indicated.

PART I.

Item 1. Business

Overview

Aptose is a science-driven clinical stage biotechnology company committed to the development and commercialization of precision medicines addressing unmet clinical needs in oncology, with an initial focus on hematology. The Company’s small molecule cancer therapeutics pipeline includes products designed to provide single agent efficacy and to enhance the efficacy of other anti-cancer therapies and regimens without overlapping toxicities. The Company’s executive offices are located in San Diego, California, and our head office is located in Toronto, Canada.

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

Tuspetinib, Aptose’s lead asset, is being developed for frontline combination therapy (tuspetinib + the BCL-2 inhibitor venetoclax + hypomethylating agent; TUS+VEN+HMA) in newly diagnosed AML patients to unlock the most significant patient impact and greatest commercial opportunity. Tuspetinib is a once-daily oral kinase inhibitor, targeting a select group of kinases operative in myeloid malignancies, such as acute myeloid leukemia ("AML") and the higher risk myelodysplastic syndromes ("hr-MDS"), and known to be involved in tumor proliferation, resistance to therapy, and differentiation. However, tuspetinib avoids kinases that typically cause toxicities associated with other kinase inhibitors and is consequently a well-tolerated antileukemic agent.

Tuspetinib-based triplet frontline combination therapy (tuspetinib + the BCL-2 inhibitor venetoclax + the hypomethylating agent azacitidine; TUS+VEN+AZA) in newly diagnosed AML patients at the 40 mg starting dose of TUS already has achieved complete responses (CRs) in difficult-to-treat AML patients, and patients have experienced no significant safety concerns or dose limiting toxicities (DLTs) to date. Enrollment has begun for patients to receive the 80 mg dose level of TUS with the TUS+VEN+AZA triplet.

The clinical development path with tuspetinib-based TUS+VEN+HMA triplet combination therapy in newly diagnosed AML patients began with demonstration of safety and activity of tuspetinib as a single agent ("TUS") and then with the TUS+VEN doublet combination therapy in relapsed or refractory ("R/R") AML patients.

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

Based on the safety and efficacy profile of tuspetinib, we believe that tuspetinib, if approved, could 1) become the preferred kinase inhibitor for inclusion in triplet combination for front line AML patients with FLT3 mutations and for patients with wild type FLT3, 2) become the preferred kinase inhibitor for inclusion in combination with venetoclax for second line AML patients, 3) serve as an effective agent for maintenance therapy to prevent relapse in patients who achieved a complete remission through a stem cell transplant or through drug-based therapy, 4) serve as an effective agent for the treatment of third line FLT3 mutated patients failed by prior therapy with other FLT3 inhibitors and 5) serve in front line triplet combinations, second line doublet combinations, and maintenance therapy for hr-MDS patients. These beliefs related to the potential commercial opportunity are based on management’s current assumptions and estimates, which are subject to change, and there can be no assurance that tuspetinib will ever be approved or successfully commercialized and, if approved and commercialized, that it will ever generate significant revenues. See our “Risk Factors – “We are an early-stage development company with no revenues from product sales.” and “We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.” in this Annual Report on Form 10-K.

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

The following figure presents the clinical stage agents in our pipeline and their respective stages of development.

Clinical Stage
Ownership
Development Strategy
Preclinical
Phase 1/1b
Registrational - Phase 2/3
Tuspetinib (TUS)
Aptose Worldwide
Triplet Therapy 1L
TUS + VEN + HMA
Frontline AML Pilot
Frontline AML Randomized Ph 2/3
Doublet Therapy R/R
TUS + VEN
R/R AML
Single Agent R/R
TUS
R/R AML
Luxeptinib (LUX)
Aptose Worldwide
CrystalGenomics Korea
Doublet Therapy
LUX + VEN
R/R Heme Cancer IST
Monotherapy
LUX
R/R B-cell Cancers (CLL, FL, DLBCL)
Monotherapy
LUX
R/R AML
Completed
Ongoing
Planned
Planned in Future Collaboration

TUS: Tuspetinib (HM43239)
LUX: Luxeptinib (CG-806)
VEN: Venetoclax
HMA: Hypomethylating Agent (AZA)
IST: Investigator Sponsored Trial

Tuspetinib Program

Licensing Overview

On November 4, 2021, we entered into a licensing agreement (the "Tuspetinib Licensing Agreement") with the South Korean company Hanmi Pharmaceutical Co Ltd. (“Hanmi”) for the clinical and commercial development of tuspetinib (formerly HM43239). Under the terms of the Tuspetinib Licensing Agreement, Hanmi granted us exclusive worldwide rights to tuspetinib for all indications. Hanmi received an upfront payment of $12.5 million, including $5 million in cash and $7.5 million in Common Shares. Also pursuant to the Tuspenitib Licensing Agreement, Hanmi is entitled to receive up to $407.5 million in future milestone payments, which are contingent upon achieving certain clinical, regulatory and sales milestones across several potential indications, as well as tiered royalties on net sales. The term of the Tuspenitib Licensing Agreement will continue on a product-by-product and country-by-country basis until the expiration of the royalty period for such product in such country. The licenses granted to us will survive and become non-exclusive, perpetual, irrevocable and fully paid-up on a product-by-product and country-by-country basis, upon their natural expiration under the terms of the Tuspenitib Licensing Agreement.

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

Latest Clinical Update and Program Status

On January 20, 2025, Aptose announced that the Cohort Safety Review Committee (CSRC) monitoring Aptose’s Phase 1/2 TUSCANY trial of tuspetinib in combination with standard of care dosing of venetoclax and azacitidine (TUS+VEN+AZA triplet) has unanimously approved escalating from 40 mg TUS to 80 mg TUS based on its favorable review of data from the first four patients in the trial. No significant safety concerns or dose limiting toxicities (DLTs) have been reported, including no prolonged myelosuppression of subjects in remission. All four subjects treated in the 40 mg cohort remain on study while enrollment is open for the 80 mg cohort.

Key Findings and Messages included:

•
To date, four newly diagnosed AML patients have received the lowest dose of TUS (40 mg) as part of the (TUS+VEN+AZA) combination.
•
Three patients with unmutated (wildtype) FLT3 (FLT3-WT) completed Cycle 1 of treatment with no dose-limiting toxicities (DLTs) and no TUS dose adjustments.
o
Two FLT3-WT patients achieved complete remissions (CR and CRh) by the end of Cycle 1.
o
Notably, a patient with biallelic TP53 mutations and a complex karyotype obtained CR.
o
The third FLT3-WT patient experienced significant reductions in bone marrow leukemic blasts during Cycle 1 and remains on therapy in Cycle 2.
•
The fourth patient, harboring FLT3-ITD and NPM1 mutations, is currently dosing in Cycle 1 and is not yet eligible for response evaluation.
•
Pharmacokinetic (PK) analyses for TUS show plasma levels unaffected by the addition of AZA, providing predictability and avoiding the need for dose alterations due to PK interactions.
•
Similarly, VEN plasma levels in Cycle 1 are consistent with published results and the prior TUS/VEN APTIVATE study in R/R AML, indicating no clinically significant interactions with TUS.

In December 2024, Aptose attended the 66th Annual American Society of Hematology (ASH) Meeting and Exposition in San Diego, California, and presented a poster entitled “Phase 1 Safety and Efficacy of Tuspetinib Plus Venetoclax Combination Therapy in Study Participants with Relapsed or Refractory Acute Myeloid Leukemia (AML) Support Exploration of Triplet Combination Therapy of Tuspetinib Plus Venetoclax and Azacitidine for Newly Diagnosed AML”.

On January 9, 2025, Aptose announced dosing the first set of patients in the TUSCANY Phase 1/2 study with tuspetinib (TUS) in combination with venetoclax (VEN) and azacitidine (AZA) as a frontline triple drug combination (triplet) therapy for patients newly diagnosed with acute myeloid leukemia, or AML.

On January 12, 2025, Aptose announced promising early safety and response results from newly diagnosed acute myeloid leukemia (AML) patients dosed in Aptose’s Phase 1/2 TUSCANY trial with a 40 mg dose of tuspetinib in combination with standard of care dosing of venetoclax and azacitidine (TUS+VEN+AZA triplet). The TUS+VEN+AZA triplet is being developed as a frontline therapy to treat large, mutationally diverse populations of newly diagnosed AML patients who are ineligible to receive induction chemotherapy.

Key Findings and Messages included:

•
TUS+VEN+AZA triplet trial is proceeding in newly diagnosed AML patients
•
TUS+VEN retains activity in the difficult-to-treat prior-VEN AML population
•
TUS+VEN is active in FLT3 wildtype, representing ~70% of AML patients
•
TUS+VEN is well tolerated and can be safely co-administered
•
TUS+VEN is active across broad populations of R/R AML
•
Combination of TUS with VEN may avoid VEN resistance
•
TUS+VEN+AZA triplet may establish a more effective, mutation agnostic standard of care for chemotherapy ineligible AML patients

Highlights of the ASH poster presentation included:

TUS as Single Agent (n= 93 Patients)

•
60% and 42% CR/CRh with 80 mg TUS in FLT3 mutated and all-comer VEN-naïve AML
•
33% CRc & 42% ORR (CR, CRp, CRh, CRi or PR) in FLT3 mutated and VEN-naïve patients
o
Includes 40, 80, 120, and 160 mg TUS dose as a single agent
o
Includes those who failed prior therapy with venetoclax
o
Includes those with mutated or unmutated FLT3, those who failed prior-HSCT, priorFLT3i, prior-chemotherapy, prior-HMA
o
TUS once daily orally as a single agent achieved CR/CRh responses at four different dose levels (40, 80, 120, and 160 mg) with no dose limiting toxicities (no DLTs)
o
TUS showed a favorable safety profile with no DLTs through 160 mg per day, and no drug related discontinuations, no QTc, no differentiation syndrome, and no deaths

TUS/VEN Combination Therapy (n= 79 Patients)

•
40% ORR with 80 mg TUS + 400 mg VEN in FLT3 mutated patients
•
83% (5/6) had failed prior-VEN treatment and 50% (3/6) had failed both prior-VEN and FLT3i treatment
•
TUS+VEN achieved responses among diverse R/R AML with adverse mutations in VEN-naïve, prior-VEN, FLT3WT, FLT3MUT, prior-FLT3
•
TUS+VEN showed favorable safety and tolerability with no new or unexpected safety

On December 3, 2024, the Company announced that the National Cancer Institute (NCI), part of the National Institutes of Health, and the Company had entered into a Cooperative Research and Development Agreement (“CRADA”). Under the CRADA, the NCI and Aptose will collaborate on the clinical development of Aptose’s proprietary lead clinical-stage compound tuspetinib (TUS), an inhibitor of key signaling kinases involved in myeloid malignancies, in the NCI Cancer Therapy Evaluation Program (CTEP) sponsored myeloMATCH trials employing combinations of targeted therapy for the treatment of molecularly defined acute myeloid leukemia (AML) and myelodysplastic syndromes (MDS) populations. These trials will be conducted by NCI's National Clinical Trials

Network (NCTN), with the participation of the NCI Community Oncology Research Program (NCORP) in the U.S. and Canada. The myeloMATCH precision medicine trials (NCT05564390), funded by the NCI, were officially launched on May 16, 2024. myeloMATCH aims to expedite the development of tailored drug combination treatments for patients with newly diagnosed AML and MDS and to treat patients with these aggressive cancers of the blood and bone marrow from diagnosis throughout their treatment journey.

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
•
TUS mechanism may minimize drug resistance to VEN via inhibition of key AML kinases
•
TUS can be administered with or without food allowing co-administration with VEN
•
Preliminary PK data suggest no clinically meaningful interaction between TUS and VEN requiring dose modification for co-administration

In addition to the Tuspetinib clinical poster, a separate preclinical abstract was published as a poster publication at EHA, entitled “Tuspetinib Retains Nanomolar Potency Against AML Cells Engineered to Express the NRAS G12D Mutation or Selected for Resistance to Venetoclax’. The study demonstrated that TUS targets known venetoclax (VEN) resistance mechanisms, retaining nanomolar potency against AML cells engineered to express the NRAS-G12D mutation or selected for resistance to VEN, and in combination with VEN, could prevent emergence of resistance to both agents. TUS resistant cells showed hypersensitivity to VEN such that treatment with both drugs could also interfere with the emergence of TUS resistance.

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

On December 9, 2023, Aptose featured tuspetinib in an oral presentation at the 65th American Society of Hematology ("ASH") Annual Meeting and Exposition and announced that a growing body of clinical data for Aptose’s lead compound tuspetinib, demonstrates significant benefit as a single agent and in combination with venetoclax (VEN) in patients with R/R AML in the ongoing APTIVATE Phase 1/2 study. Data was presented in an oral presentation by lead investigator Naval G. Daver, M.D., Professor, Director Leukemia Research Alliance Program, Department of Leukemia, The University of Texas MD Anderson Cancer Center, Houston, TX.

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
•
In the TUS+VEN doublet study, 49 patients were dosed with 80 mg of tuspetinib and 200 mg of venetoclax, with 36 evaluable (and 13 patients too early to assess). Patients were heavily exposed to Prior-VEN and Prior-FLT3 inhibitor treatment. TUS+VEN was active in both VEN-naive and Prior-VEN R/R AML patients. TUS demonstrated compelling composite complete remission (CRc) rates. Among all evaluable patients, TUS+VEN demonstrated a CRc rate of 25% (9/36); 43% (3/7) in VEN-naive patients, and 21% (6/29) in Prior-VEN patients. Among FLT3 wildtype patients, TUS+VEN demonstrated an overall CRc rate of 20% (5/25); 33% (2/6) in VEN-naive patients, and 16% (3/19) in Prior-VEN patients. Among FLT3 mutant patients, TUS+VEN demonstrated an overall CRc rate of 36% (4/11); a complete response in a VEN-naive patient (1/1); a 30% (3/10) in Prior-VEN patients; and 44% (4/9) in patients treated prior with a FLT3 inhibitor.

Clinical data from tuspetinib in AML was presented at the ASH Annual Meeting in December 2022 and during a Corporate Comprehensive Clinical Update Call held December 11, 2022. Data presented demonstrated that tuspetinib delivers single agent responses without prolonged myelosuppression or life-threatening toxicities in these very ill and heavily pretreated relapsed or refractory AML patients. Responses were observed in a broad range of mutationally-defined populations, including those with mutated forms of NPM1, MLL, TP53, NRAS, KRAS, DNMT3A, RUNX1, wild-type FLT3, ITD or TKD mutated FLT3, various splicing factors, and other genes. As of October 6, 2022, 60 heavily pretreated R/R AML patients were enrolled at multiple centers and treated at doses escalating from 20 mg to 200 mg, with further dose exploration at the 40 mg, 80 mg, 120 mg and 160 mg dose levels. Tuspetinib delivered multiple CRs at 40 mg, 80 mg, 120 mg and 160 mg dose levels in which no DLTs were observed. Tuspetinib demonstrated clinically meaningful benefit in all responders, by either bridging successfully to HSCT or leading to a durable response, as well as a favorable safety profile. In addition to 5 CRcs and 1 PR reported at ASH 2021, 4 new CRcs and 3 new PR had been generated during 2022. New responses during 2022 were achieved with 160 mg, 120 mg, 80 mg, and 40 mg. Among efficacy-evaluable patients treated with 80 mg, 120 mg, or 160mg, response rates ranging from 19% to 75% were achieved in specific genotypic subpopulations of R/R AML patients. Significant bone marrow leukemic blast reductions were observed broadly in FLT3+ and FLT3 wildtype patients across multiple dose levels, comparable to reported gilteritinib data, except that the patients treated with tuspetinib were more heavily pre-treated relapsed and refractory AML patients than those treated with gilteritinib. Vignettes of patient experiences highlight the potency and breadth of tuspetinib to deliver complete remissions among several mutationally-defined populations with a diversity of adverse mutations. Tuspetinib continued to show a favorable safety profile with only mild AEs and no DLTs up to 160 mg per day, and no drug discontinuations from drug-related toxicity. No drug-related SAE, drug-related deaths, differentiation syndrome, AE of QT prolongation or DLT were observed through the 160 mg level. Tuspetinib avoids many of the typical toxicities observed with other tyrosine kinase inhibitors. We identified a safe therapeutic range with a broad therapeutic window, spanning the dose levels of 40, 80, 120 and 160 milligrams. We also announced that enrollment had been initiated in the APTIVATE expansion trial for monotherapy and drug combination therapy with tuspetinib. For the APTIVATE expansion trial, we selected 120 mg as the initiating single agent expansion dose and 80 mg as the initiating dose selected for combination with venetoclax.

On January 30, 2023, we announced the dosing of patients in the APTIVATE Phase 1/2 clinical trial of tuspetinib, and that another clinical response has been achieved by a R/R AML patient receiving 40 mg tuspetinib once daily orally in the original dose exploration trial, the second response at the recently launched low-dose 40 mg cohort. In addition, we elucidated a rationale for the superior safety profile of tuspetinib. While several kinase inhibitors require high exposures that exert near complete suppression of a single target to elicit responses, those agents often cause additional toxicity because they also cause extensive inhibition of that target in normal cells. In contrast, tuspetinib simultaneously suppresses a small suite of kinase-driven pathways critical for leukemogenesis. Consequently, tuspetinib achieves clinical responses at lower exposures with less overall suppression of each pathway, thereby avoiding many toxicities observed with competing agents

Concurrent with the European Hematology Association (EHA) Annual Congress held June 8-11, 2023, Aptose held an interim clinical update webcast on June 10, 2023, to present highlights from the ongoing clinical development of tuspetinib. Aptose reported completion of the tuspetinib dose escalation and dose exploration Phase 1/2 trial in 77 R/R AML patients, tuspetinib demonstrated a favorable safety profile, and tuspetinib delivered monotherapy responses across four dose levels with no dose-limiting toxicity in mutationally diverse and difficult to treat R/R AML populations, including patients with highly adverse mutations that typically do not respond to monotherapy or combination therapy: TP53-mutated patients with a CR/CRh = 20% and RAS-mutated patients with a CR/CRh = 22%. Aptose also reported completion of a successful End of Phase 1 Meeting with the US FDA for tuspetinib, that a monotherapy RP2D was selected as 80mg daily, and that all development paths remain open, including the single arm accelerated path. Following completion of the dose escalation and dose exploration phases of the Phase 1/2 clinical program, Aptose focused attention on the tuspetinib APTIVATE expansion trial. The APTIVATE trial sought to identify patient populations that may serve as development paths in R/R AML patients sensitive to the TUS+VEN doublet and can serve as development paths for accelerated and full approvals. We reported that patient enrollment in the APTIVATE expansion trial has been brisk and preliminary CR activity had already been reported in patients receiving the TUS+VEN doublet who previously failed therapy with venetoclax.

On October 29, 2023, Aptose presented two posters related to the clinical and preclinical activity of tuspetinib at the European School of Haematology 6th International Conference: Acute Myeloid Leukemia "Molecular and Translational": Advances in Biology and Treatment, held October 29-31, 2023, in Estoril, Portugal. Clinical findings included 1) data from the APTO-TUS-HV01 clinical trial (the "Food Effect Study") evaluating the pharmacokinetic (PK) properties of tuspetinib in healthy human volunteers in which tuspetinib was administered with or without food, and 2) from an international Phase 1/2 study of tuspetinib as a single agent and in combination with venetoclax in patients with R/R AML from across clinical centers in the United States, South Korea, Spain, Australia and other sites. Data from the Food Effect Study in healthy human volunteers demonstrated tuspetinib can be administered with or without food and foresee no clinically meaningful difference in exposure. This is an important finding for patient convenience, as venetoclax is dosed with food and tuspetinib can now be simultaneously administered with the venetoclax rather than require staggered dosing. Findings from the Phase 1/2 clinical trial demonstrated tuspetinib as a single agent was well-tolerated and highly active among R/R AML patients with a diversity of adverse genotypes and delivered a 42% CR/CRh cross-evaluable venetoclax-naive patients at the 80mg daily RP2D. The TUS+VEN doublet has been well tolerated in the APTIVATE international Phase 1/2 expansion trial in R/R AML patients and achieved multiple responses in patients who previously failed venetoclax ("Prior-VEN failure AML"), including Prior-VEN failure patients who also previously failed FLT3 inhibitors, all of whom represent emerging populations of high unmet medical need. Notably, tuspetinib targets venetoclax resistance mechanisms that may re-sensitize Prior-VEN failure patients to venetoclax.

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

Luxeptinib Program

Licensing Overview

On May 7, 2018, we exercised an option by paying $2.0 million in cash to the South Korean company CrystalGenomics Invites Co. Ltd, formerly Crystal Genomics, Inc. (“CG”) to purchase an exclusive license to research, develop and commercialize luxeptinib in all countries of the world except the Republic of Korea and China, for all fields of use (collectively, the “Rights”). On June 14, 2018, we announced that we had entered into a license agreement with CG for us to gain a license for rights to CG-806 in China (including the People’s Republic of China, Hong Kong, and Macau) (the “China Rights”). Under the license agreement, we made an upfront payment to CG of $3.0 million for the China Rights. CG is eligible for development, regulatory and commercial-based milestones, as well as single-digit royalties on product sales in China. The total deal value for the China Rights, including the upfront payment, is up to $125 million. Aptose now owns worldwide (excluding Korea) rights to luxeptinib, a first-in-class, highly potent oral small molecule being developed for AML, B-cell malignancies, and other hematologic malignancies. Future possible royalties that might be paid under these agreements are determined on a country-by-country and product-by-product basis, on net sales during the period of time beginning on the first commercial sale of such product in such country and continuing until the later of: (i) the expiration of the last-to-expire valid claim of the CG Patents in such country covering such product; and (ii) ten (10) years after the first commercial sale of such product in such country.

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

Separate from the AML and FLT3 applications, luxeptinib may be a therapeutic option for patients with B cell malignancies. Overexpression of the BTK enzyme can drive oncogenic signaling of certain B cell malignancies, including CLL and certain NHL such as mantle cell lymphoma, follicular lymphoma, diffuse large cell B cell lymphoma, and others. Therapy of these patients with covalent, irreversible BTK inhibitors, such as ibrutinib, that target the active site cysteine (“Cys”) residue of BTK can be beneficial in many patients. However, therapy with covalent BTK inhibitors can select for BTK with a C481S mutation, thereby conferring resistance to covalent BTK inhibitors. Furthermore, approximately half of CLL patients have discontinued treatment with ibrutinib after 3.4 years of therapy. Discontinuation of ibrutinib is due to the development of drug resistance (in particular, patients have malignancies that developed the BTK-C481S mutation), or due to refractory disease (patient tumors did not respond to ibrutinib) or intolerance (side effects led to discontinuation of ibrutinib), according to a study performed at The Ohio State University. The C481S mutation is observed in 5-10% of the patients, while 40-45% of the patients were intolerant or refractory to ibrutinib. As a non-covalent, reversible inhibitor of BTK, luxeptinib does not rely on the Cysteine 481 residue for inhibition of the BTK enzyme. Indeed, recent X-ray crystallographic studies (with wild type and C481S BTK) demonstrated that luxeptinib binds productively to the BTK active site in a manner that is indifferent to the presence or absence of mutations at the 481 residue. Moreover, in vitro studies demonstrated that luxeptinib kills B cell malignancy cell lines on average approximately 1,000 times more potently than ibrutinib and kills ibrutinib-resistance cancer cells, and that luxeptinib more potently killed primary malignant cells taken from the bone marrow of CLL and ALL B-cell cancer patients. Yet, luxeptinib demonstrated a high degree of safety in animal efficacy and GLP toxicology studies. Consequently, patients who are resistant, refractory or intolerant to ibrutinib or other commercially approved or development-stage BTK inhibitors with B cell malignancies may continue to be sensitive to luxeptinib therapy. This is particularly true since luxeptinib inhibits the wild type and mutant forms of BTK, as well as other kinases/pathways that drive the survival and proliferation of B cell malignancies.

Latest Clinical Update and Program Status

During 2023 and early 2024, clinical evaluation of the new G3 formulation of luxeptinib was performed and has now been completed. The G3 formulation was tested in a single dose bioavailability study in 20 patients, including both B-cell cancer and AML patients, and across 5 dose levels (10mg to 200mg). The G3 formulation then was evaluated in R/R AML patients with continuous dosing using two different dose levels (50mg BID and 200mg BID) in a total of 11 patients. Data shows the G3 formulation dosed at 200mg twice daily can achieve 2-3uM steady state plasma levels, with approximately 10-fold better absorption, and interestingly even better tolerability, than the original G1 formulation. Thus, the G3 formulation achieved the desired plasma exposure benchmark and can serve as the formulation of choice for future studies with LUX. Aptose is exploring alternative development paths and collaborations to advance LUX as a single agent or in combination with VEN to treat defined R/R patient populations of high unmet need.

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

As of December 31, 2024, Aptose owned rights in 59 issued patents, including 4 issued U.S. patents, and 23 patents validated in countries in Europe, that are in force and cover the tuspetinib compound, or analog compounds. These patents are expected to provide protection until 2038 through 2039. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for coverage of tuspetinib and analog compounds, with expected expiry dates between 2038 and 2044.

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

As of December 31, 2024, Aptose owned rights to 49 issued patents, including 3 issued U.S. patents, and 30 patents validated in countries in Europe, that are in force and cover numerous compounds, including the CG-806 compound, pharmaceutical compositions comprising the CG-806 compound, and methods of use for treating various diseases by administering various compounds, including the CG-806 compound. These patents are expected to provide protection until 2033-2038. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for coverage of CG-806, with expected expiry dates between 2038‑2039.

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

Employees

As of December 31, 2024, we employed 13 full-time persons in research and drug development and administration activities. Three of our employees hold Ph.D.s, one holds an M.D, and numerous others hold degrees and designations such as M.Sc., B.Sc., C.P.A., and M.B.A. To encourage a focus on achieving long-term performance, employees and members of the board of directors of the Company (the “Board”) have the ability to acquire an ownership interest in the Company through Aptose’s share option and alternate compensation plans.

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

Information About Our Executive Officers

Aptose’s leadership team comprises accomplished industry, financial and clinical research professionals who are dedicated to building a comprehensive anticancer drug pipeline and clinical development programs focused on targeted therapeutics directed against dysregulated oncogenic processes in patients with life. The team includes our President, Chairman and Chief Executive Officer, our Senior Vice President, Chief Financial Officer and Chief Business Officer, and our Chief Medical Officer.

William G. Rice, Ph.D., age 66, joined Aptose as Chairman, President and Chief Executive Officer in October 2013. Dr. Rice brings more than 25 years of C-level executive, operational, business development, financial, and R&D experience in the biotech industry to Aptose. Prior to joining Aptose, Dr. Rice served as the President, Chief Executive Officer and Chairman of the board of Cylene Pharmaceuticals, Inc., a private biotechnology company, from 2003 to 2013. Prior to Cylene, Dr. Rice was the founder, President, Chief Executive Officer and Director of Achillion Pharmaceuticals, Inc. from 1998 to 2003. He also served as Senior Scientist and Head of the Drug Mechanism Laboratory at the National Cancer Institute-Frederick National Laboratory for Cancer Research from 1992 to 1998 and served as a faculty member in the division of Pediatric Hematology and Oncology at Emory University School of Medicine from 1989 to 1992. Dr. Rice performed his postdoctoral training in the Division of Hematology/Oncology in the Department of Internal Medicine at the University of Michigan Medical Center, prior to which he earned his Ph.D. in Biochemistry from Emory University Department of Biochemistry.

Fletcher Payne, age 62, joined Aptose as Senior Vice President, Chief Business Officer, Chief Financial Officer (“CFO”) and Corporate Secretary in June 2022. With over 25 years of experience in the healthcare sector, Mr. Payne has held several CFO and senior management positions at various biotech companies, in addition to roles in finance and accounting. He has overseen legal, corporate development and licensing functions. Throughout his career, he has successfully executed a diverse range of business transactions totaling more than $3.7 billion, focusing primarily on clinical testing, oncology, neurological conditions, and orphan disease indications. Mr. Payne most recently served as CFO of Syapse, where he successfully completed several financing transactions and oversaw the company’s accounting, finance, corporate development, and legal functions. Previously, he served as CFO at Catalyst Biosciences, a publicly traded biotech company. Mr. Payne has also held CFO roles and senior financial positions at various organizations, including CytomX Therapeutics, Plexxikon Inc., Rinat Neuroscience Corporation, Dynavax Technologies Corporation, and Cell Genesys, among others. He earned a Bachelor of Science in Finance from the Haas School of Business at the University of California, Berkeley.

Rafael Bejar, M.D, Ph.D., age 53, joined Aptose as Senior Vice President and Chief Medical Officer in January 2020. Dr. Bejar is an internationally recognized physician scientist with extensive research and clinical experience in the area of hematologic malignancies. Dr. Bejar joined Aptose from UC San Diego (“UCSD”) where he began working in 2012. He continues to serve at UCSD as an Associate Professor of Clinical Medicine, caring for patients and maintaining a research laboratory focused on translational studies of myeloid malignancies and also serves and is an independent consultant as an advisor and Chair of Independent Data Monitoring Committees for other pharmaceutical companies. At UCSD, he founded the MDS Center of Excellence and led the Hematology Disease Team from 2017 to 2019. There he has directed several clinical studies and served as an advisor for numerous companies including Celgene (now BMS), Takeda, AbbVie, Astex, Genoptix (now NeoGenomics), Keros, Servier, Geron, Forty Seven (now Gilead), PersImmune, Epizyme (now Ipsen) and Daiichi-Sankyo. Outside UCSD, Dr. Bejar sits on the Scientific Advisory Board for the MDS Foundation, is a prior member of the National Comprehensive Cancer Network

Guidelines Committee and has led projects for the International Working Group for MDS. He is frequently invited to speak at national and international meetings and has published articles in a variety of journals including The New England Journal of Medicine, Journal of Clinical Oncology, Leukemia (where he is an Associate Editor), Blood, and Blood Advances. Dr. Bejar completed his fellowship in the Massachusetts General Hospital Cancer Center/Dana-Farber Cancer Institute program and has been board certified in Internal Medicine, Hematology, and Oncology. He completed his internship in Internal Medicine at the University of Chicago followed by his residency at the Brigham and Women’s Hospital in Boston where he later served as a Medical Chief Resident and an Instructor in Hematology. He holds an M.D. degree and a Neuroscience Ph.D. from UCSD and a B.S. in Physics from MIT

Corporate Information

Our headquarters are located at 66 Wellington Street West, Suite 5300, TD Bank Tower Box 48, Toronto, Ontario, MK5 1E6, Canada, and our executive offices are located at 12770 High Bluff Drive, Suite 120, San Diego, CA 92130 (telephone: 858-926-2730).

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

Risk Factor Summary

Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others:

•
our ability to continue as a going concern;
•
our lack of product revenues;
•
our need to raise substantial additional capital in the near future and that we may be unable to raise such funds when needed and on acceptable terms;
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
•
clinical studies are long, expensive and uncertain processes and the United States Food and Drug Administration, or “FDA”, or other similar foreign regulatory agencies that we are required to report to, may ultimately not approve any of our product candidates;
•
our ability to comply with applicable regulations and standards;
•
our inability to achieve our projected development goals in the time frames we announce and expect;
•
difficulties in enrolling patients for clinical trials may lead to delays or cancellations of our clinical trials;
•
impact of government spending cuts;

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
•
our Common Share price has been and is likely to continue to be volatile;
•
future sales of our Common Shares by us or by our existing shareholders could cause our Common Share price to drop;
•
changing global market and financial conditions;
•
changes in an active trading market in our Common Shares;
•
difficulties by non-Canadian investors to obtain and enforce judgments against us because of our Canadian incorporation and presence;
•
our “smaller reporting company” status;
•
any failures to maintain an effective system of internal control may result in material misstatements of our financial statements, or cause us to fail to meet our reporting obligations or fail to prevent fraud;
•
our broad discretion in how we use the proceeds of the sale of Common Shares
•
our ability to expand our business through the acquisition of companies or businesses; and
•
other risks detailed from time-to-time in our on-going filings with the SEC and Canadian securities regulators, and those which are discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K.

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

As of the filing date, we have sufficient liquidity to support the Company's operations until April 2025. In order for the Company to meet its capital requirements, and continue to operate, additional financing will be necessary. The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, and restructuring of operations to decrease expenses. However, given the challenges in the U.S. and global financial markets, that may impact the Company's ability to raise financing in the capital markets, the Company may be unable to access further equity or when needed, if at all. As the Company is primarily pursuing one compound that is licensed from a related party with significant licensing payments who will have influence on the Company, other investors may not be willing to invest in the Company. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The consolidated financial statements do not reflect any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. Such adjustments may be material. (See footnote 2.(b) Basis of presentation - Going Concern.)

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

We need to raise additional capital.

We have an ongoing need to raise additional capital. As noted above, as of March 28, 2025, we have sufficient liquidity to support the Company's operations until April 2025. To obtain the necessary capital, we must rely on some or all of the following: additional share issuances, debt issuances (including promissory notes), collaboration agreements or corporate partnerships and grants and tax credits to provide full or partial funding for our activities.

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

We have not been profitable since our inception in 1986. We reported net losses of $25.4 million in the fiscal year ended December 31, 2024, $51.2 million in the fiscal year ended December 31, 2023, $41.8 million in the fiscal year ended December 31, 2022, $65.4 million in the fiscal year ended December 31, 2021 and as of December 31, 2024, we had an accumulated deficit of $541.0 million. We had negative shareholders' equity of $4.5 million as of December 31, 2024 (December 31, 2023, negative shareholders' equity of $2.9 million).

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

We may seek to expand our pipeline and capabilities by acquiring one or more companies or businesses, entering into collaborations, or in-licensing one or more product candidates. For example, in November 2021, we entered into the Tuspetinib Licensing Agreement with Hanmi, granting Aptose exclusive worldwide rights to develop and commercialize Tuspetinib. Additionally, in June 2016, we entered into a definitive agreement with CG, granting Aptose an exclusive option to research, develop, and commercialize CG-806 in all countries of the world except the Republic of Korea, for all fields of use.

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

Government funding cuts may impact our federal research initiatives.

The U.S. government, alongside the Department of Government Efficiency (DOGE), is currently evaluating changes to spending priorities, which could lead to the suspension of payments for existing funding contracts, either temporarily or permanently. This review could significantly affect federal research initiatives, including the MyeloMATCH program, which relies on the National Cancer Institute (NCI), which is part of the National Institutes of Health (NIH), for funding. The MyeloMATCH program is a collection of precision medicine clinical trials designed for patients with myelodysplastic syndromes (MDS) and acute myeloid leukemia (AML), led by the National Clinical Trials Network and supported by the NCI Community Oncology Research Program (NCORP).

The full impact of DOGE's recent fiscal policy changes on the MyeloMATCH program remains unclear. However, any reduction in funding to the NCI could have a material adverse impact on our business, operating results, and financial condition as it relates to the MyeloMATCH program. Such financial constraints may jeopardize the MyeloMATCH program's ability to sustain current research, execute upcoming projects, and fulfill its strategic goals. Cutbacks could also affect the necessary overhead expenses of the NCI that supports clinical trials, including facility upkeep, utilities, and regulatory compliance.

Furthermore, federal funding cuts could also impact other essential health services, including Medicaid, Medicare, and programs implemented under the Affordable Care Act. Proposals to reduce federal expenditures on health programs could result in a surge of uninsured individuals, diminished access to healthcare, elevated costs for consumers, and lower reimbursements for hospitals, nursing homes, and other healthcare providers. These budgetary constraints could place considerable pressure on the U.S. healthcare system, potentially compromising healthcare delivery and patient care nationwide. The impact of patients seeking clinical trials and potentially reducing their medical insurance coverage for standard-of-care medical procedures is unknown. Any reduction in medical insurance coverage could result in Aptose having increased patient costs in our clinical studies.

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

Tensions between the United States and China have increased over the past few years as a result of disputes in areas including trade policy, intellectual property, cybersecurity and data privacy. Our business could be harmed if relations between the United States and China worsen or if either government imposes additional policies, tariffs or sanctions.

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

Our competitors’ existing and future products, therapies and technological approaches will compete directly with the products we seek to develop. Current and prospective competing products may be more effective than our existing and future products as far as they may provide greater therapeutic benefits for a specific problem or may offer easier delivery or comparable performance at a lower cost.

For tuspetinib and luxeptinib in AML, examples of companies that have developed or are pursuing different therapies include AbbVie and Roche (VENCLEXTA), Agios/Servier (TIBSOVO), Arog (crenolanib), Astellas (XOSPATA), Celgene/BMS (IDHIFA), Curis (emavusertib), Daiichi Sankyo (quizartinib), Jazz (VYXEOS), Kronos Bio (lanraplenib), Kura (KO-539), Novartis (RYDAPT), Pfizer (MYLOTARG), Rigel (REZLIDHA), and Syndax (revumenib, SNDX-5613), among others.

For luxeptinib in B cell malignancies, examples of companies that have developed or are pursuing different approaches to BTK inhibition, both for the wild type and C481S-mutant forms, include AbbVie (IMBRUVICA), AstraZeneca (CALQUENCE), Beigene Co., Ltd. (Zanubrutinib), Eli Lilly (pirtobrutinib), and Merck (nemtabrutinib), among others.

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

Patent protection

The patent positions of pharmaceutical and biotechnology companies are uncertain and involve complex legal and factual questions. The United States Patent and Trademark Office (“U.S.P.T.O.”) and many other patent offices in the world have not established a consistent policy regarding the breadth of claims that they will allow in biotechnology patents.

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

Others may design around our patented technology. We may have to participate in interference proceedings declared by the U.S.P.T.O., European opposition proceedings, or other analogous proceedings in other parts of the world to determine priority of invention and the validity of patent rights granted or applied for, which could result in substantial cost and delay, even if the eventual outcome is favorable to us. Our pending patent applications, even if issued, may not be held valid or enforceable.

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

Legislative and regulatory proposals have also been made to expand post approval requirements and restrict sales and promotional activities for pharmaceutical products in the U.S. Any healthcare reforms enacted in the future may, like the Affordable Care Act, be phased in over a number of years but, if enacted, could reduce our revenue, increase our costs, or require us to revise the ways in which we conduct business or put us at risk for loss of business. It is not clear whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be.

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

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations may also result in substantial fines, penalties or other sanctions.

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

If we cannot negotiate collaboration, license or partnering agreements, we may never achieve profitability and we may not be able to continue to develop our product candidates. Continuing Phase 1 and commencing Phase 2 and Phase 3 clinical trials for tuspetinib and luxeptinib would require significant amounts of funding and such funding may not be available to us.

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
•
general market conditions;
•
our ability to continue as a going concern;
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
•
shareholder interest in our Common Shares; and
•
low liquidity in the daily trading volume of our Common Shares

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

If the increased level of volatility and market turmoil that have marked recent years continue, our operations, business, financial condition and the trading price of our Common Shares could be materially adversely affected. Furthermore, general economic conditions may have a significant impact on us, including our ability to raise capital, our commercialization opportunities and our ability to establish and maintain arrangements with others for research, manufacturing, product development and sales.

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

On July 16, 2024, the Company received a deficiency letter (the “Deficiency Letter”) from the Nasdaq, notifying the Company that, for the prior thirty consecutive business days, the closing bid price for the Company’s Common Shares was below the minimum $1.00 per Common Share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Deficiency Letter had no immediate effect on the listing of the Company’s Common Shares, and its Common Shares continued to trade on The Nasdaq Capital Market and the Toronto Stock Exchange (“TSX”) under the symbol “APS.” The Company’s listing on the TSX is independent and will not be affected by the Company’s Nasdaq listing status. The Company was given 180 calendar days, or until January 13, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 13, 2025, the bid price of the Company’s Common Shares closed at $1.00 per Common Share or more for a minimum of 10 consecutive business days, Nasdaq would have provided written confirmation that the Company regained compliance. If the Company did not regain compliance with the Minimum Bid Price Requirement by January 13, 2025, the Company may, at the discretion of Nasdaq, be afforded a second 180 calendar day period to regain compliance. To qualify for the extension, the Company was required to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement. On March 14, 2025, Nasdaq confirmed that we had regained compliance with the Minimum Bid Price Requirement.

On April 2, 2024, the Company received a letter (the “Notification Letter”) from The Nasdaq Stock Market (“Nasdaq”) stating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because the stockholders’ equity of the Company as of December 31, 2023, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2024, was below the minimum requirement of $2,500,000. Notwithstanding the Notification Letter, the Company believes that following the closing of its financings on January 30, 2024 and January 31, 2024, respectively (the “Financings”), as disclosed in the Company’s recently filed Annual Report on Form 10-K that as of the dates of the closing of the Financings that the Company’s stockholders’ equity exceeded $2,500,000. Additionally, the Company does not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on the Nasdaq Capital Market. The Notification Letter received had no immediate effect on the Company's continued listing on the Nasdaq Capital Market, subject to the Company's compliance with the other continued listing requirements. Pursuant to Nasdaq’s Listing Rules, the Company had 45 calendar days (until May 17, 2024), to submit a plan to evidence compliance with the Rule (a “Compliance Plan”).

The Company submitted the Compliance Plan on May 17, 2024, and received an extension to September 30, 2024 to regain compliance. As of September 30, 2024, the Company had not gained compliance with the requirement. Accordingly, on October 1, 2024, the Company received a staff determination letter from the Listing Department stating that the Company did not meet the terms of the extension because it did not complete its proposed financing initiatives to regain compliance. On October 8, 2024, the Company requested an appeal and hearing of the Listing Department’s determination, which automatically stayed Nasdaq’s delisting of the Company’s Common Shares pending the appeal panel’s decision, such hearing was scheduled for November 21, 2024. The Company submitted a revised plan to regain compliance on November 11, 2024 and on December 19, 2024, the Company announced that the panel granted the Company’s request for an extension to evidence compliance with all applicable criteria for continued listing on The Nasdaq Stock Market. On or before March 31, 2025, the Company will be required to demonstrate compliance with Nasdaq Listing Rule 5550(b)(1) requiring the Company to have a minimum of $2.5 million in shareholders’ equity (the “Equity Rule”) to continue its listing on the Nasdaq Stock Market.

As of March 28, 2025, the Company has not yet been able to regain compliance with the Nasdaq's minimum equity requirement of $2.5 million (the "Stockholders’ Equity Requirement").

On February 29, 2024, the Company received a deficiency letter (the “2024 Deficiency Letter”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company’s January 2024 private placement (the "Private Placement") of securities to Hanmi violated rule 5635(d) because the Company did not obtain shareholder approval prior to such issuance. Nasdaq stated that the Private Placement involved the issuance of greater than 20% of the issued and outstanding Common Shares of the Company at a discount to the Nasdaq official closing price on January 25, 2024, the date of the subscription agreement between the Company and Hanmi. The 2024 Deficiency Letter had no immediate effect on the listing of the Company’s Common Shares. In accordance with the Nasdaq Listing Rules, the Company was given forty-five (45) calendar days, or until April 14, 2024, to submit a plan to regain compliance.

On April 25, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq (the "Staff") notifying the Company of the Staff’s determination that the Company had regained compliance with Nasdaq Listing Rule 5635(d) and the Staff had determined that the matter was now closed. Pursuant to the Company's plan to regain compliance, on April 26, 2024, the Company announced that it had amended the warrant agreement with Hanmi to prohibit the exercise of the Hanmi warrants in excess of the Nasdaq 19.99% limitation (the "Nasdaq 19.99% Cap"), unless shareholder approval is first obtained to exceed the Nasdaq 19.99% Cap.

Compliance with changing corporate governance regulations and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (new SEC regulations and Nasdaq rules), and Bill C-59 and the corresponding amendments to the Competition Act (Canada) are creating uncertainty for companies such as ours. These laws, regulations and standards are subject to varying interpretations in some cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. If we fail to comply with these laws, regulations and standards, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our Common Shares.

Certain Canadian laws could delay or deter a change of control.

Limitations on the ability to acquire and hold our Common Shares may be imposed by the Competition Act in Canada. This legislation permits the Commissioner of Competition of Canada to review any acquisition of a significant interest in the Company and grants the Commissioner jurisdiction to challenge such an acquisition before the Canadian Competition Tribunal if the Commissioner believes that it would, or would be likely to, result in a substantial lessening or prevention of competition in any market in Canada. The Investment Canada Act subjects an acquisition of control of a company by a non-Canadian to government review if the value of our assets, as calculated pursuant to the legislation, exceeds a threshold amount. A reviewable acquisition may not proceed unless the relevant minister is satisfied that the investment is likely to result in a net benefit to Canada. Any of the foregoing could prevent or delay a change of control and may deprive or limit strategic opportunities for our shareholders to sell their shares.

The exercise of all or any number of outstanding stock options, the award of any additional options, warrants, restricted stock units or other stock-based awards or any issuance of shares to raise funds or acquire a business may dilute your Common Shares.

We have in the past and may in the future grant to some or all of our directors, officers and employees options to purchase our Common Shares and other stock-based awards as non-cash incentives to those persons. Additionally, during the year ended December 31, 2024, in connection with various financing activities, we issued an aggregate of 1,267,585 Common Share purchase warrants to various investors, as well as placement agent warrants to placement agents involved with such financings. The issuance of any equity securities could, and the issuance of any additional shares will, cause our existing shareholders to experience dilution of their ownership interests.

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

We are a corporation existing under the laws of Canada. Some of our directors and some of the experts named or unnamed in this Annual Report on Form 10-K, are residents of Canada, and all or a substantial portion of their assets, and a substantial portion of our assets, are located outside the United States. Consequently, although we have appointed an agent for service of process in the United States, it may be difficult for holders of our Common Shares who reside in the United States to effect service within the United States upon our directors and officers and experts who are not residents of the United States. It may also be difficult for holders of our shares who reside in the United States to realize in the United States upon judgments of courts of the United States predicated upon our civil liability and the civil liability of our directors, officers and experts under the United States federal securities laws. Investors should not assume that Canadian courts (i) would enforce judgments of United States courts obtained in actions against us or our directors, officers or experts predicated upon the civil liability provisions of the United States federal securities laws or the securities or “blue sky” laws of any state within the United States or (ii) would enforce, in original actions, liabilities against us or our directors, officers or experts predicated upon the United States federal securities laws or any such state securities or “blue sky” laws. In addition, we have been advised by our Canadian counsel that in normal circumstances, only civil judgments and not other rights arising from United States securities legislation are enforceable in Canada and that the protections afforded by Canadian securities laws may not be available to investors in the United States.

We are likely a “passive foreign investment company” which may have adverse United States federal income tax consequences for United States shareholders.

United States investors in our Common Shares should be aware that we believe we are classified as a passive foreign investment company (“PFIC”) during the tax year ended December 31, 2023, and based on the nature of our business, the projected composition of our gross income and the projected composition and estimated fair market value of our assets, we expect to be a PFIC for the year ended December 31, 2024, and may be a PFIC in subsequent tax years. If the Company is a PFIC for any year during a United States shareholder’s holding period, then such United States shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” election (“QEF election”) or a “mark-to-market” election with respect to the Common Shares. A United States shareholder who makes a QEF election generally must report on a current basis its share of the Company’s net capital gain and ordinary earnings for any year in which the Company is a PFIC, whether or not the Company distributes any amounts to its shareholders. However, United States shareholders should be aware that we do not intend to satisfy record keeping requirements that apply to a qualified electing fund, and we do not intend to supply United States shareholders with information that such United States shareholders require to report under the QEF election rules, in the event that we are a PFIC and a United States shareholder wishes to make a QEF election. Thus, United States shareholders should assume that they will not be able to make a QEF election with respect to their Common Shares. A United States shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. Each United States shareholder should consult its own tax advisor regarding the United States federal, United States local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of our Common Shares.

Any failure to maintain an effective system of internal control may result in material misstatements of our consolidated financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud; and in that case, our shareholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our Common Shares.

Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that our management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we fail to maintain an effective system of internal control, we might not be able to report our financial results accurately or prevent fraud; and in that case, our shareholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our Common Shares. While we believe that we have sufficient personnel and review procedures to allow us to maintain an effective system of internal control, we cannot assure you that we will not experience potential material weaknesses in our internal control. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our future reporting obligations.

If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting in a timely manner, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to achieve and maintain effective internal control over financial reporting could prevent us from complying with our reporting obligations on a timely basis, which could result in the loss of investor confidence in the reliability of our consolidated financial statements, harm our business and negatively impact the trading price of our Common Shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and maintain a cybersecurity program designed to assess, identify, and manage risks from cybersecurity threats. As part of this program, we conduct periodic assessments of our IT systems to evaluate the effectiveness of applicable security controls. These assessments follow industry-standard frameworks and include a review of our information security controls to assess cybersecurity capabilities and maturity. The results of these assessments are reported to the Audit Committee of the Board of Directors.

In general, we seek to address cybersecurity risks through a cross-functional approach focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

We have established a cybersecurity policy that outlines the governance processes for identifying and managing material risks to privacy and cybersecurity. Our policy also describes our capabilities and processes for detecting, responding to, analyzing, mitigating, recovering from, and reporting cybersecurity incidents. We also manage and maintain business continuity and disaster recovery capabilities to help ensure the availability of business-critical technology resources.

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

Our Chief Information Officer (CIO) is responsible for developing, implementing, and maintaining our cybersecurity risk management policies and procedures. The individual currently serving as CIO has over thirty-five years of experience in cybersecurity, information security, data protection, regulatory compliance, and risk management within complex and international business verticals such as pharmaceutical/biotech, technology, and logistics. The CIO provides regular cybersecurity updates to our board of directors.

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

ITEM 2. PROPERTIES

Our headquarters are located at 66 Wellington Street West Suite 5300, TD Bank Tower Box 48 Toronto ON M5K 1E6, and our executive offices are located at 12770 High Bluff Drive, Suite 120, San Diego, CA 92130 (telephone: 858-926-2730). The lease for 7,556 square feet of office space in San Diego is scheduled to expire on May 31, 2026.

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

As of March 28, 2025, there were approximately 8 shareholders of record of our Common Shares, which included Cede & Co., a nominee for Depository Trust Company, or DTC, and CDS & Co., a nominee for The Canadian Depository for Securities Ltd., ("CDS"). Common shares that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at either DTC or CDS, and are considered to be held of record by Cede & Co. or CDS & Co., each as one shareholder.

We currently intend to retain all future earnings, if any, for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our Common Shares in the foreseeable future.

Repurchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of 2024.

ITEM 6. RESERVED

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this management’s discussion and analysis, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law. All references to “dollar” or the use of the symbol “$” are to United States dollars, unless otherwise indicated.

On February 18, 2025, we filed articles of amendment under the Canada Business Corporations Act (“CBCA”) to give effect to a 1-for-30 reverse stock split of our Common Shares (the “Reverse Stock Split”). All historical share and per share amounts reflected throughout this Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

Aptose Biosciences Inc.

Our Business

Aptose is a science-driven clinical-stage biotechnology company committed to the development and commercialization of precision medicines addressing unmet clinical needs in oncology, with an initial focus on hematology. The Company’s small molecule cancer therapeutics pipeline includes products designed to provide single agent efficacy and to enhance the efficacy of other anti-cancer therapies and regimens without overlapping toxicities. The Company’s executive offices are located in San Diego, California, and our head office is located in Toronto, Canada.

Tuspetinib, (“Tuspetinib” or “TUS”), Aptose’s lead program, is being developed for frontline combination therapy in newly diagnosed acute myeloid leukemia (“AML”) patients to unlock the most significant patient impact and greatest commercial opportunity. AML is a highly aggressive cancer of the bone marrow and blood, and there is a tremendous unmet need for a therapy that can extend survival of newly diagnosed AML patients and improve their quality of life. Newly diagnosed AML patients typically fail all frontline (1L) therapies, and responses to subsequent salvage therapies in the relapsed or refractory (R/R) setting are limited, highlighting the need for a more effective triple drug (“triplet”) combination therapy to increase survival in the frontline setting.

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

Aptose is currently conducting a Phase1/2 clinical trial to develop Tuspetinib in the TUS+VEN+HMA triplet drug combinations in newly diagnosed AML patients, and as the study enrolls patients, we have delivered and expect to continue to deliver important clinical data (CR and MRD negativity rates, safety, and survival) over the following 6 to 12 months. It was essential to understand the safety, tolerability, and response activities of tuspetinib as a single agent and as the TUS+VEN doublet combination before advancing to the TUS+VEN+HMA triplet. We therefore performed a clinical trial of TUS single agent in patients with relapsed or refractory (R/R) AML and then performed a trial with the TUS+VEN doublet therapy in R/R AML patients and now have advanced the TUS+VEN+HMA frontline therapy into newly diagnosed AML patients.

To be precise, we have now completed a dose escalation and dose exploration international Phase 1/2 clinical trial to assess the safety, tolerability, pharmacokinetics, pharmacodynamic responses, and efficacy of TUS as a single agent in patients with R/R AML. Significant bone marrow blast reductions and clinical responses without dose limiting toxicities were achieved at four dose levels across a broad diversity of mutationally-defined AML populations and with a highly favorable safety profile. Tuspetinib has demonstrated a favorable safety profile to date and has caused no drug-related QTc prolongations, liver or kidney toxicities, muscle damage, or differentiation syndrome, and no myelosuppression with continuous dosing of patients in remission. At a dose of 80 mg, tuspetinib demonstrated notable response rates in R/R AML patients that had never been treated with venetoclax (VEN-naive AML): CR/CRh=36% among all-comers, CR/CRh=50% among patients with mutated FLT3, and CR/CRh=25% in patients with wildtype FLT3.

After completing the single-agent dose escalation and exploration trial, tuspetinib advanced to the APTIVATE expansion trial of the Phase 1/2 program to evaluate the TUS+VEN doublet in relapsed/refractory (R/R) AML patient populations. The TUS+VEN doublet combination therapy maintained a favorable safety profile no new or unexpected safety signals were observed, and there were no reported drug-related adverse events involving QTc prolongation, differentiation syndrome, or deaths. The TUS+VEN doublet combination also achieved significant bone marrow reductions and clinical responses in heavily pretreated R/R AML patients, including those with mutated TP53, mutated NKRAS, wildtype or mutated FLT3, and those who had failed prior therapy with venetoclax (“Prior-VEN”) or FLT3 inhibitors (“Prior-FLT3i”).

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

Luxeptinib (“LUX”) is an orally administered, highly potent kinase inhibitor that selectively targets defined clusters of kinases that are operative in hematologic malignancies. LUX has demonstrated clinical activity in R/R AML and in R/R B-cell cancer patients but has not consistently achieved the desired exposure levels to drive responses. Absorption of the original G1 formulation hindered the effectiveness of luxeptinib, so a new G3 formulation was developed. Clinical evaluation of the G3 formulation has been completed in a single-dose bioavailability study across five dose levels and then with continuous dosing using two different dose levels. The G3 formulation achieved our desired plasma exposure benchmark, with approximately 10-fold better absorption, and better tolerability than the original formulation. We are seeking alternative development paths and collaborations for LUX. Given current funding and our prioritization of tuspetinib, we have decided to pause funding the development of luxeptinib.

Tuspetinib

Indication and Clinical Trials:

Tuspetinib is an oral, highly potent, small molecule inhibitor of kinases operative in myeloid malignancies and known to be involved in tumor proliferation, resistance to therapy and differentiation. Preclinical in vitro and in vivo studies suggest that Tuspetinib may be an effective monotherapy and combination therapy in patients with hematologic malignancies including AML. A U.S. based Phase 1/2 clinical trial with the TUS+VEN+HMA triplet drug combinations in newly diagnosed AML patients is currently being conducted. An international Phase 1/2 clinical trial has been completed in patients with relapsed or refractory AML, in which patients received either TUS single agent or the TUS+VEN doublet. That study delivered evidence of robust clinical activity, including multiple complete responses in R/R AML patients with various disease genotypes, and no toxicity trends that prevented advancement of TUS into the TUS+VEN+AZA triplet clinical study.

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

On December 3, 2024, the Company announced that the National Cancer Institute (NCI), part of the National Institutes of Health, and Aptose Biosciences Inc. have entered into a Cooperative Research and Development Agreement (“CRADA”). Under the CRADA, the NCI and Aptose will collaborate on the clinical development of Aptose’s proprietary lead clinical-stage compound tuspetinib (TUS), an inhibitor of key signaling kinases involved in myeloid malignancies, in the NCI Cancer Therapy Evaluation Program (CTEP) sponsored myeloMATCH trials employing combinations of targeted therapy for the treatment of molecularly defined acute myeloid leukemia (AML) and myelodysplastic syndromes (MDS) populations. These trials will be conducted by NCI’s National Clinical Trials Network (NCTN), with the participation of the NCI Community Oncology Research Program (NCORP) in the U.S. and Canada.

The myeloMATCH precision medicine trials (NCT05564390), funded by the NCI, were officially launched on May 16, 2024. myeloMATCH aims to expedite the development of tailored drug combination treatments for patients with newly diagnosed AML and MDS and to treat patients with these aggressive cancers of the blood and bone marrow from diagnosis throughout their treatment journey.

Manufacturing:

Following the Tuspetinib licensing agreement between Aptose and Hanmi on November 4, 2021 (the “Tuspetinib Licensing Agreement”), Aptose received from Hanmi an existing inventory of drug product expected to support continuation of the current Phase 1/2 study. The Company and Hanmi also entered into a separate supply agreement in 2022 for additional production of new drug substance and drug product to support further clinical development. Additional batches of API and drug product have been produced by other companies during 2022 and 2023.

Program Updates at Recent Scientific Forums:

Aptose plans to initiate the triple drug combination study of tuspetinib + venetoclax + azacitidine (TUS+VEN+AZA) in newly diagnosed AML patients with 40 mg tuspetinib and then to dose escalate the tuspetinib dose to 80 mg. Safety and activity as a single agent were demonstrated with the 40 mg dose of tuspetinib in R/R AML patients demonstrated safety and activity as a single agent. This 40 mg dose represents one dose level below the 80 mg single agent recommended phase 2 dose (RP2D) of tuspetinib in R/R AML patients. This dose escalation approach is the typical FDA-recommended starting dose for drug combination studies.

In December 2024, Aptose attended the 66th Annual American Society of Hematology (ASH) Meeting and Exposition in San Diego, California, and presented a poster entitled “Phase 1 Safety and Efficacy of Tuspetinib Plus Venetoclax Combination Therapy in Study Participants with Relapsed or Refractory Acute Myeloid Leukemia (AML) Support Exploration of Triplet Combination Therapy of Tuspetinib Plus Venetoclax and Azacitidine for Newly Diagnosed AML”.

Key Findings and Messages included:

•
TUS+VEN+AZA triplet trial is proceeding in newly diagnosed AML patients
•
TUS+VEN retains activity in the difficult-to-treat prior-VEN AML population
•
TUS+VEN is active in FLT3 wildtype, representing ~70% of AML patients
•
TUS+VEN is well tolerated and can be safely co-administered

•
TUS+VEN is active across broad populations of R/R AML
•
Combination of TUS with VEN may avoid VEN resistance
•
TUS+VEN+AZA triplet may establish a more effective, mutation agnostic standard of care for chemotherapy ineligible AML patients

Highlights of the ASH poster presentation included:

TUS as Single Agent (n= 93 Patients)

•
60% and 42% CR/CRh with 80 mg TUS in FLT3 mutated and all-comer VEN-naïve AML
•
33% CRc & 42% ORR (CR, CRp, CRh, CRi or PR) in FLT3 mutated and VEN-naïve patients
•
Includes 40, 80, 120, and 160 mg TUS dose as a single agent
•
Includes those who failed prior therapy with venetoclax
•
Includes those with mutated or unmutated FLT3, those who failed prior-HSCT, priorFLT3i, prior-chemotherapy, prior-HMA
•
TUS once daily orally as a single agent achieved CR/CRh responses at four different dose levels (40, 80, 120, and 160 mg) with no dose limiting toxicities (no DLTs)
•
TUS showed a favorable safety profile with no DLTs through 160 mg per day, and no drug related discontinuations, no QTc, no differentiation syndrome, and no deaths

TUS/VEN Combination Therapy (n= 79 Patients)

•
40% ORR with 80 mg TUS + 400 mg VEN in FLT3 mutated patients
•
83% (5/6) had failed prior-VEN treatment and 50% (3/6) had failed both prior-VEN and FLT3i treatment
•
TUS+VEN achieved responses among diverse R/R AML with adverse mutations in VEN-naïve, prior-VEN, FLT3WT, FLT3MUT, prior-FLT3
•
TUS+VEN showed favorable safety and tolerability with no new or unexpected safety

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
•
TUS Shown to Target VEN Resistance Mechanisms and Retain Activity on VEN-Resistant AML Cells in Preclinical Study
•
Tuspetinib + Venetoclax + Azacitidine (TUS+VEN+AZA) Triplet Trial to Treat Newly Diagnosed AML Patients; Clinical Sites Being Activated

Our APTIVATE clinical trial of Tuspetinib as a monotherapy (TUS) and in combination treatment with Venetoclax (TUS+VEN) in a very ill AML patient population, yielded excellent and consistent safety findings and demonstrated clinical activity across a broad range of AML – including many with highly adverse genetic mutations. These findings supported the advancement of Tuspetinib as an ideal third agent to add to a venetoclax and hypomethylating agent regimen for the frontline treatment of Newly Diagnosed AML patients. Conclusions from the clinical poster, entitled “Safety and Efficacy of Tuspetinib as Monotherapy and Combined with Venetoclax in a Phase 1/2 Trial of Patients with Relapsed or Refractory (R/R) Acute Myeloid Leukemia” include:

•
Extensive dose exploration was performed with TUS (93 patients) and TUS+VEN (79 patients) in highly treatment experienced R/R AML patients (prior VEN, FLT3i, HMA, chemotherapy, HSCT).
•
TUS monotherapy achieved complete remissions at 40, 80, 120, and 160 mg with no DLT, achieved a 42% CRc and 50% ORR in VEN naïve and FLT3-mutation harboring patients, and achieved responses in patients harboring highly adverse genetics (TP53MUT, RASMUT, other).
•
TUS+VEN Doublet remained safe and well tolerated (40mg TUS + 400mg VEN | 80mg TUS + 400mg VEN), and achieved bone marrow blast reductions and responses among diverse R/R AML patients with adverse mutations and prior failure of VEN.
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
•
Response rates and OS need improvement, especially in adverse genetic subgroups
•
Emergence of VEN resistance via RAS/MAPK, TP53, and FLT3 clonal expansion, among other mechanisms, leads to relapse or refractory (R/R) AML that does not respond well to subsequent salvage therapies in R/R setting. Indeed, a recent publication (Matthews et. Al., Blood 2022; 140, Supplement 1: 1022–1024) showed survival of R/R AML patients receiving chemotherapy after failing prior therapy with HMA-VEN was limited; median OS was a mere 7.2 months, and for older patients (65 and older) the median OS was only 4.3 months
•
These findings illustrate that adding a 3rd agent is needed to boost responses with VEN+HMA standard of care therapy in frontline therapy of newly diagnosed AML patients, to increase the durability of responses in these patients, and act across genetic subgroups of patients broadly.
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

In addition to the Tuspetinib clinical poster, a separate preclinical abstract was published as an e-poster publication at EHA, entitled “Tuspetinib Retains Nanomolar Potency Against AML Cells Engineered to Express the NRAS G12D Mutation or Selected for Resistance to Venetoclax’. The study demonstrated that TUS targets known venetoclax (VEN) resistance mechanisms, retaining nanomolar potency against AML cells engineered to express the NRAS-G12D mutation or selected for resistance to VEN, and in combination with VEN, could prevent emergence of resistance to both agents. TUS-resistant cells showed hypersensitivity to VEN such that treatment with both drugs could also interfere with the emergence of TUS resistance.

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

On December 9, 2023, Aptose featured tuspetinib in an oral presentation at the 65th American Society of Hematology (ASH) Annual Meeting and Exposition. The company announced that a growing body of clinical data for its lead compound, tuspetinib, demonstrates significant benefit both as a single agent and in combination with venetoclax for patients with relapsed/refractory acute myeloid leukemia (R/R AML) in the ongoing APTIVATE Phase 1/2 study. The data were presented by lead investigator Naval G. Daver, M.D., Professor and Director of the Leukemia Research Alliance Program in the Department of Leukemia at The University of Texas MD Anderson Cancer Center, Houston TX.

Dr. Daver reported data from more than 100 relapsed/refractory patients from multiple international clinical sites, who had failed prior therapy and then were treated with TUS as a single agent or TUS+VEN. Both TUS and TUS+VEN delivered multiple composite complete remissions (CRc) in this very ill AML population, while maintaining a favorable safety profile across all treated patients. The data demonstrated tuspetinib is active and well tolerated in one of the most challenging and heterogeneous disease settings in oncology – relapsed and refractory AML. Tuspetinib demonstrated broad activity, including activity in patients with FLT3 wild-type AML (accounting for more than 70% of the AML population), FLT3 mutated AML, NPM1 mutated AML, as well as in patients with mutations historically associated with resistance to targeted therapy. Most notably, TUS targets VEN resistance mechanisms, enabling TUS+VEN uniquely to treat the very ill prior-VEN AML population, including both FLT3 mutant and FLT3 wildtype disease. From a broader perspective, the growing body of antileukemic activity, and continued favorable safety profile, support advancement of tuspetinib in a TUS+VEN+HMA triplet for the treatment of frontline newly diagnosed AML patients.

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
•
In the TUS+VEN doublet study, 49 patients were dosed with 80 mg of tuspetinib and 200 mg of venetoclax, with 36 evaluable (and 13 patients too early to assess). Patients were heavily exposed to prior-VEN and prior-FLT3 inhibitor treatment. TUS+VEN was active in both VEN-naive and prior -VEN R/R AML patients. TUS demonstrated compelling composite complete remission (CRc) rates. Among all evaluable patients, TUS+VEN demonstrated a CRc rate of 25% (9/36); 43% (3/7) in VEN-naive patients, and 21% (6/29) in Prior-VEN patients. Among FLT3 wildtype patients, TUS+VEN demonstrated an overall CRc rate of 20% (5/25); 33% (2/6) in VEN-naive patients, and 16% (3/19) in Prior-VEN patients. Among FLT3 mutant patients, TUS+VEN demonstrated an overall CRc rate of 36% (4/11); a complete response in a VEN-naive patient (1/1); a 30% (3/10) in Prior-VEN patients; and 44% (4/9) in patients treated prior with a FLT3 inhibitor.

On October 29, 2023, Aptose presented two posters related to the clinical and preclinical activity of tuspetinib at the European School of Haematology 6th International Conference: Acute Myeloid Leukemia "Molecular and Translational": Advances in Biology and Treatment, held October 29-31, 2023, in Estoril, Portugal. Clinical findings included 1) data from the APTO-TUS-HV01 clinical trial (the "Food Effect Study") evaluating the pharmacokinetic

(PK) properties of tuspetinib in healthy human volunteers in which tuspetinib was administered with or without food, and 2) from an international Phase 1/2 study of tuspetinib as a single agent (TUS) and in combination with venetoclax in patients with R/R AML from across clinical centers in the United States, South Korea, Spain, Australia and other sites. Data from the Food Effect Study in healthy human volunteers demonstrated tuspetinib can be administered with or without food and foresee no clinically meaningful difference in exposure. This is an important finding for patient convenience, as venetoclax is dosed with food and tuspetinib can now be co-administered with venetoclax rather than in staggered dosing. Findings from the Phase 1/2 clinical trial demonstrated tuspetinib as a single agent was well-tolerated and highly active among R/R AML patients with a diversity of adverse genotypes and delivered a 42% CR/CRh cross-evaluable venetoclax (VEN) naive patients at the 80mg daily RP2D. The TUS+VEN doublet has been well tolerated in the APTIVATE international Phase 1/2 expansion trial in R/R AML patients and achieved multiple responses in patients who previously failed venetoclax ("Prior-VEN failure AML"), including Prior-VEN failure patients who also previously failed FLT3 inhibitors, all of whom represent emerging populations of high unmet medical need. Notably, tuspetinib targets venetoclax resistance mechanisms that may re-sensitize Prior-VEN failure patients to venetoclax.

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

Indication and Clinical Trials:

Luxeptinib is an oral, highly potent kinase inhibitor that selectively targets defined kinases operative in myeloid and lymphoid hematologic malignancies. This small molecule has been evaluated in a Phase 1a/b study treating patients with R/R B-cell leukemias and lymphomas and in a Phase 1a/b study for treating patients with R/R AML or hr-MDS. These clinical studies demonstrated tumor shrinkage among B-cell cancer patients, including a CR in a diffuse large B-cell lymphoma patient that was determined via biopsy analysis at the end of Cycle 22 with 900mg BID dosing of the original G1 formulation. Likewise, an MRD-negative CR in one R/R AML patient occurred with 450mg BID dosing of the original G1 formulation. Because absorption of the original G1 formulation hampered effectiveness of luxeptinib, a new G3 formulation was developed. Enrollment of patients in the B-cell malignancy trial and the AML trial have been completed, and clinical evaluation of the G3 formulation has been completed. The G3 formulation was determined to deliver superior plasma exposure levels relative to the original G1 formulation, and any future trial with luxeptinib should use the G3 formulation. Regarding potential next steps with luxeptinib, recent therapeutic strategies with CLL B-cell cancer patients typically involve therapy with certain BTK inhibitors in combination with venetoclax (VEN). Drug resistance has begun to emerge in a molecularly defined subgroup of these patients, and the drug resistance has been correlated with mutations in the FLT3 receptor. Although FLT3 mutations are typically associated with AML patients, these R/R CLL prior-BTKi/Prior-VEN/FLT3-mutated patients are difficult to treat and represent a potential commercial market of approximately $200 million by 2039. The Dana Farber Cancer Institute identified this emerging patient population and has requested luxeptinib be tested as part of an investigator sponsored trial in combination with VEN in the R/R CLL prior-BTKi/Prior-VEN/FLT3-mutated patients. Non-clinical studies are underway to position LUX+VEN for the treatment of these patients, and efforts are underway to identify sources of capital to support such a trial to develop LUX for a molecularly defined CLL subpopulation with a high unmet medical need.

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

As part of the ongoing dose escalation of the current formulation of luxeptinib in patients with B-cell malignancies and AML, Aptose has made significant progress in the development of a G3 formulation that could reduce total API administered, reduce pill burden, improve absorption, and increase exposure. Aptose began testing this new G3 formulation of luxeptinib as a single dose with 72-hour pharmacokinetics (“PK”) analysis in the ongoing studies in patients with hematologic malignancies in the first half of fiscal 2022. On March 22, 2022, we announced that the preliminary PK findings with the G3 formulation were encouraging, and the exploration of the G3 formulation was ongoing.

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

Other corporate matters

Nasdaq Notices and Reverse Stock Split

Nasdaq private placement deficiency requirement

On February 29, 2024, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company’s January 2024 private placement (the "Private Placement") of securities to Hanmi violated rule 5635(d) because the Company did not obtain shareholder approval prior to such issuance. Nasdaq stated that the Private Placement involved the issuance of greater than 20% of the issued and outstanding Common Shares of the Company at a discount to the Nasdaq official closing price on January 25, 2024, the date of the subscription agreement between the Company and Hanmi. The 2024 Deficiency Letter had no immediate effect on the listing of the Company’s Common Shares. In accordance with the Nasdaq Listing Rules, the Company was given forty-five (45) calendar days, or until April 14, 2024, to submit a plan to regain compliance.

On April 25, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq (the "Staff") notifying the Company of the Staff’s determination that the Company had regained compliance with Nasdaq Listing Rule 5635(d) and the Staff had determined that the matter was now closed. Pursuant to the Company's plan to regain compliance, on April 26, 2024, the Company announced that it had amended the warrant agreement with Hanmi to prohibit the exercise of the Hanmi warrants in excess of the Nasdaq 19.99% limitation (the "Nasdaq 19.99% Cap"), unless shareholder approval is first obtained to exceed the Nasdaq 19.99% Cap.

Nasdaq Minimum Bid Price requirement

On July 16, 2024, the Company received a deficiency letter (the “Deficiency Letter”) from the Nasdaq, notifying the Company that, for the prior thirty consecutive business days, the closing bid price for the Company’s common shares was below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Deficiency Letter had no immediate effect on the listing of the Company’s common shares, and its common shares continued to trade on The Nasdaq Capital Market and the Toronto Stock Exchange (“TSX”) under the symbol “APS.” The Company’s listing on the TSX is independent and will not be affected by the Company’s Nasdaq listing status. The Company was given 180 calendar days, or until January 13, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 13, 2025, the bid price of the Company’s common shares closed at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq would have provided written confirmation that the Company regained compliance. If the Company did not regain compliance with the Minimum Bid Price Requirement by January 13, 2025, the Company may, at the discretion of Nasdaq, be afforded a second 180 calendar day period to regain compliance. To qualify for the extension, the Company was required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement.

On January 14, 2025, the Company received an additional staff determination letter from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC notifying the Company that, for the last thirty (30) consecutive business days, the closing bid price for the Company’s common shares was below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Company presented its plan of compliance to the hearings panel and was given until March 31, 2025, to regain compliance with the Minimum Bid Price Requirement.

On January 27, 2025, the Company held a Special Meeting of the shareholders of the Corporation (the “Meeting”). At the Meeting, shareholders voted in favor of an amendment to the Corporation’s Articles of Incorporation, as amended, to, at the discretion of the Company’s board of directors (the “Board”), to effect a Reverse Stock Split, with the ratio within such range to be determined at the discretion of the Board. The Board approved a ratio of 1-for-30 on February 18, 2025. Our Common Shares commenced trading on a post-Reverse Stock Split basis at market open on February 26, 2025. The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. All the Company’s issued and outstanding Common Shares, stock options and warrants have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

On March 14, 2025, Nasdaq confirmed that we had regained compliance with the minimum bid price requirement.

Nasdaq Equity rule requirement

On April 2, 2024, the Company received a letter (the “Notification Letter”) from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because the stockholders’ equity of the Company as of December 31, 2023, as reported in the Company’s Annual Report on Form 10-K, was below the minimum requirement of $2.5 million (the “Stockholders’ Equity Requirement”). The Notification Letter had no immediate effect on the Company's continued listing on the Nasdaq Capital Market, subject to the Company's compliance with the other continued listing requirements. Pursuant to the Notification Letter, the Company had 45 calendar days to submit a plan to evidence compliance with the Rule (a “Compliance Plan”). The Company submitted the compliance plan on May 17, 2024, and received an extension to September 30, 2024 to regain compliance. As of September 30, 2024, the Company had not gained compliance with the requirement. Accordingly, on October 1, 2024, the Company received a staff determination letter from the Listing Department stating that the Company did not meet the terms of the extension because it did not complete its proposed financing initiatives to regain compliance. On October 8, 2024, the Company requested an appeal and hearing of the Listing Department’s determination, which automatically stayed Nasdaq’s delisting of the Company’s common shares pending the appeal panel’s decision, such hearing was scheduled for November 21, 2024. The Company submitted a revised plan to regain compliance on November 11, 2024 and on December 19, 2024, the Company announced that the panel granted the Company’s request for an extension to evidence compliance with all applicable criteria for continued listing on The Nasdaq Stock Market. On or before March 31, 2025, the Company will be required to demonstrate compliance with Nasdaq Listing Rule 5550(b)(1) requiring the Company to have a minimum of $2.5 million in shareholders’ equity (the “Equity Rule”) to continue its listing on the Nasdaq Stock Market.

As of March 28, 2025, the Company has not, yet, been able to regain compliance with the Nasdaq's minimum equity requirement of $2.5 million (the "Stockholders’ Equity Requirement").

LIQUIDITY AND CAPITAL RESOURCES

We are an early-stage development company and we currently do not earn any revenues from our drug candidates. The continuation of our research and development activities and the commercialization of the targeted therapeutic products are dependent upon our ability to successfully finance and complete our research and development programs through a combination of equity financing and payments from strategic partners. We have no current sources of significant payments from strategic partners. As of the filing date, we have sufficient liquidity to support the Company's operations until April 2025.

Sources of liquidity:

The following table presents our cash, cash equivalents and restricted cash and working capital as of December 31, 2024 and 2023.

	Balances at December 31, 2024 (in thousands)	Balances at December 31, 2023 (in thousands)
Cash, cash equivalents and restricted cash	$6,707	$9,252

Total current assets	$9,530	$11,894
Less: total current liabilities	(4,459)	(15,269)
Working capital	$5,071	$(3,375)

Working capital is a non-GAAP measure which provides a fuller understanding of the Company’s ability to fund future operations.

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

As of December 31, 2024, we reported negative shareholder's equity of $4.5 million (December 31, 2023, negative shareholder's equity of $2.9 million). In order for the Company to meet its capital requirements, and continue to operate, additional financing will be necessary. The Company plans to raise additional funds to fund our business operations through equity financing or other financing activities. Management continues considering other options for raising capital including debt, equity, through collaborations or reorganization to reduce operational expenses. However, given the challenges in the U.S. and global financial markets, which may impact the Company's ability to raise financing in the capital markets, the Company may be unable to access further equity or when needed, if at all. As the Company is primarily pursuing one compound that is licensed from a related party with significant licensing payments who will have influence on the Company, other investors may not be willing to invest in the Company. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The consolidated financial statements do not reflect any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. Such adjustments may be material. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

(i)
2022 At-The-Market Facility ("ATM")

On December 9, 2022, the Company entered into an equity distribution agreement pursuant to which the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $50 million through Jones Trading Institutional Services LLC ("Jones Trading") on Nasdaq (the "2022 ATM Facility"). During the current year up to May 30, 2024, the date on which the Company terminated the 2022 ATM Facility, the Company issued 2,717 Common Shares under this 2022 ATM Facility at an average price of $36.60 per share for gross proceeds of $100 thousand (net of $121 thousand of share issuance costs). On May 30, 2024, the Company terminated the 2022 At-The-Market Facility. From inception to May 30, 2024, the date the Company terminated the 2022 ATM Facility, the Company raised a total of $2.1 million of gross proceeds ($2.0 million, net of share issuance costs) under the 2022 ATM Facility. Costs associated with the proceeds consisted of a 3% cash commission.

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

Upon entering into the 2023 Committed Equity Facility, the Company agreed to issue to Keystone an aggregate of 812 Common Shares (the “Commitment Shares”) as consideration for Keystone’s commitment to purchase Common Shares upon the Company’s direction under the 2023 Committed Equity Facility. The Company issued 251 Common Shares, or 30% of the Commitment Shares, on the date of the 2023 Committed Equity Facility Agreement. An additional 251 Common Shares, or 30% of the Commitment Shares, were issued to Keystone in October 2023.

During the year ended December 31, 2023, the Company's issuance of Common Shares to Keystone comprised 24,016 Common Shares sold to Keystone at an average price of $87.30 per Common Share for cash proceeds of $2.1 million and 483 Commitment Shares.

During the year ended December 31, 2024, the Company issued 17,003 Common Shares to Keystone at an average price of $40.80 per Common Share for cash proceeds of $694 thousand and 329 Commitment Shares of $23 thousand. The Company recognized $82 thousand of financing costs associated with professional fees.

Since May 25, 2023 to April 2024, the time the Committed Equity Facility was terminated, the Company's issuance of Common Shares to Keystone comprised of an aggregate of 41,019 Common Shares at an average price of $68.10 per Common Share for aggregate gross cash proceeds of $2.8 million and 812 Commitment Shares.

From May 25, 2023 to the termination of the Committed Equity Facility, the Company recognized $168 thousand of financing costs associated with professional fees. In April 2024, the Company's issuances of Common Shares to Keystone reached the Total Commitment of the Committed Equity Facility, i.e. 19.99% of the Common Shares outstanding immediately prior to the execution of the 2023 Committed Equity Facility Agreement.

(iii)
Hanmi 2023 Investment

On August 10, 2023, the Company entered into a binding term sheet with Hanmi whereby Hanmi agreed at their sole discretion to invest, up to a maximum of $7 million in Aptose up to a total ownership of 19.99% of Aptose by Hanmi. On September 6, 2023, the Company entered into a subscription agreement with Hanmi, pursuant to which the Company agreed to sell 22,281 Common Shares to Hanmi for proceeds of $3 million.

(iv)
January 2024 Public Offering and Hanmi Private Placement

January 2024 Public Offering

On January 30, 2024, the Company completed a public offering (the “January 2024 Public Offering”) of 188,304 Common Shares (including 24,561 Common Shares issued pursuant to a full exercise by the underwriter, Newbridge Securities Corporation (“Newbridge”), of its over-allotment option at a purchase price of $51.30 per Common Share, for aggregate gross proceeds of $9.7 million, less cash transaction costs of $1.6 million. The Company also issued share purchase warrants underlying a total of 188,174 Common Shares to each investor who participated in the January 2024 Public Offering (the “January 2024 Investor

Warrants”). Each January 2024 Investor Warrant has an exercise price of $51.30 per share and was exercisable immediately upon issuance. The January 2024 Investor Warrants will expire January 30, 2029.

Also in connection with the January 2024 Public Offering, the Company issued share purchase warrants underlying a total 18,084 Common Shares to Newbridge as compensation payable thereto, with each warrant having an exercise price of $64.13 per share and being exercisable beginning on July 30, 2025 and expiring on January 30, 2028. The issue-date fair value of all warrants issued to Newbridge in connection with the January 2024 Public Offering and the January 2024 Private Placements (the “Newbridge Warrants”) were recorded as additional transaction costs, with a reduction to Common shares and a corresponding increase to Additional paid-in capital.

Hanmi Private Placement

Concurrently with the January 2024 Public Offering, the Company completed a private placement with Hanmi (the “Hanmi Private Placement”) of 70,175 Common Shares at a price of $57.00 per Common Share, representing an 11% premium over the price of the Common Shares issued as part of the January 2024 Public Offering, for gross proceeds of $4.0 million, less cash transaction costs of $0.3 million. Also, as part of the January 2024 Private Placement, the Company issued to Hanmi, Common Share purchase warrants underlying 77,972 of our Common Shares (the “Hanmi Warrants”). Each Hanmi Warrant has an exercise price of $51.30 per Common Share and was exercisable immediately upon issuance. The Hanmi Warrants will expire January 31, 2029.

At December 31, 2024, Hanmi holds Common Shares and warrants of 99,647 and 77,972 respectively.

(v)
Registered Direct Offering and concurrent private placement

On June 3, 2024, the Company completed the Registered Direct Offering for the purchase and sale of 60,000 Common Shares at a purchase price of $34.50 per Common Share and 68,500 pre-funded warrants (the “Pre-Funded Warrants”) with an exercise price of $0.03 per Pre-Funded Warrant. Each Pre-Funded Warrant was exercisable immediately and expires on June 25, 2029.

In a concurrent private placement, Aptose issued unregistered series A warrants to purchase up to 128,500 Common Shares (“Series A Warrants”) and series B warrants to purchase up to 128,500 Common Shares (“Series B Warrants”), each at an exercise price of $34.50 per share. The series A and series B unregistered warrants became exercisable beginning on the effective date of shareholder approval of the issuance of the shares issuable upon exercise of the warrants which was obtained on September 5, 2024. The Series A Warrants expire five years from September 5, 2024 and the Series B Warrants expire September 5, 2026.

The gross proceeds to the Company from the Registered Direct Offering was approximately $4.4 million, less cash transaction costs of approximately $0.4 million, which include placement agent and other professional fees. In addition, H.C. Wainwright (“HCW”), the lead placement agent engaged by the Company for the Registered Direct Offering, received 6,423 warrants, each with an exercise price of $43.13 (the “HCW Warrants”). The HCW warrants were exercisable beginning on September 5, 2024 and will expire on June 3, 2029.

(vi)
September 2024 Common Share issuance

On September 5, 2024, the Company held a Special Meeting of Shareholders pursuant to which, shareholders voted to authorize, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of Common Shares underlying certain warrants in an amount equal to or in excess of 20% of our Common Shares outstanding immediately prior the issuance of such warrants pursuant to the June 2024 Registered Direct Offering. On September 11, 2024, the Company issued 68,500 Common Shares upon the exercise of 68,500 Pre-Funded Warrants for a cash proceeds of $2 thousand at an exercise price of $0.03.

(vii)
November 2024 Public Offering

On November 25, 2024, the Company completed a reasonable best efforts public offering (the “November 2024 Public Offering”) with participation from our CEO and existing and new healthcare focused investors for the purchase and sale of 1,333,333 Common Shares at a price of $6.00 per share and warrants to purchase up to 666,599 Common Shares (the “November 2024 Investor Warrants”). The November 2024 Investor Warrants have an exercise price of $6.00 per share, were exercisable immediately and will expire five years from the issuance date. In connection with the November 2024 Public Offering, the Company received aggregate gross proceeds of $8.0 million, before deducting placement agent fees and other offering expenses, including approximately $1.1 million of placement agent fees of $0.6 million and professional fees of $0.5 million. Additionally, A.G.P./Alliance Global Partners (“AGP”), the lead placement agent engaged by the Company, received 53,333 warrants, each with an exercise price of $8.25 (the “AGP Warrants”). The AGP Warrants were exercisable immediately and will expire five years from November 25, 2024.

2022 Base Shelf

In October 2022, we filed a short form base shelf prospectus (the 2022 “Base Shelf”) that allows us to distribute, upon the filing of prospectus supplements, up to $200,000,000 of Common Shares, warrants, or units comprising any combination of Common Shares and warrants. The Base Shelf was declared effective by the SEC on October 21, 2022 and expires on October 7, 2025.

Our ability to raise additional funds could be affected by adverse market conditions, the status of our product pipeline, and various other factors and we may be unable to raise capital when needed, or on terms favorable to us. If the necessary funds are not available, we may need to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates. As of the filing date, we have sufficient liquidity to support the Company's operations until April 2025.

Cash flows

The following table presents a summary of our cash flows for the years ended December 31, 2024 and 2023:

	For the Years Ended,
(in thousands)	December 31, 2024	December 31, 2023
Net cash (used in) provided by:
Operating activities	$(35,977)	$(44,590)
Investing activities	18	9,960
Financing activities	33,414	6,910
Effect of exchange rates changes on cash and cash equivalents	—	2
Decrease in cash, cash equivalents, and restricted cash equivalents	$(2,545)	$(27,718)

Cash used in operating activities

Our cash used in operating activities for the year ended December 31, 2024 and December 31, 2023 was $36.0 and $44.6 million, respectively, for a decrease of $8.6 million. This was primarily due to reduced operating expenses, accounts payable and accrued liabilities. Our uses of cash for both periods consisted primarily of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees and pass-through expenses paid in connection with clinical and pre-clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees. See "Results of Operations."

We do not expect to generate positive cash flow from operations in the foreseeable future due to increased research and development costs. These include expenses related to drug discovery, preclinical testing, clinical trials, and manufacturing, along with operating costs associated with supporting these activities, as well as potential milestone payments to our collaborators. Negative cash flow is anticipated to continue until, if ever, we receive regulatory approval to commercialize any of our products in development or until royalty or milestone revenue from such products exceeds expenses.

Cash flow from investing activities:

Our cash provided by investing activities for the year ended December 31, 2024 was $18 thousand, and consisted of net acquisition of property and equipment and net disposal of property and equipment.

Our cash provided by investing activities for the year ended December 31, 2023 was $9,960 thousand, consisting mainly of net maturities of investments and net purchases of property and equipment.

Cash flow from financing activities:

Our cash flows from financing activities for the year ended December 31, 2024, amounted to $33.4 million, consisting of $10.0 million related party loan proceeds from Hanmi along with several share offerings during the year totaling $23.5 million.

Our cash flows from financing activities for the year ended December 31, 2023, was $6.9 million. This total includes $3.0 million in proceeds from shares issued to Hanmi, $2.1 million from the Committed Equity Facility, $1.8 million from shares issued through the 2022 ATM facility, and $29 thousand from the issuance of shares under the ESPP plan.

Contractual Obligations and Off-Balance Sheet Financing

As of December 31, 2024, we have not entered into any off-balance sheet arrangements.

In the ordinary course of business, the Company enters into research, development and license agreements pursuant to which we receive research services and rights to proprietary technologies. Milestone and royalty payments that may become due under various agreements are dependent on, among other factors, clinical trials, regulatory approvals and ultimately the successful development of a new drug, the outcome and timing of which is uncertain.

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

Under the license agreement with CG regarding the Rights (other than the China Rights), the Company has obligations for development milestones of $16 million related to the initiation of Phase 2 and pivotal clinical trials, and regulatory milestones totaling $44 million. The Company also has an obligation to pay royalty payments on sales of commercialized product. The timing of any milestone or royalty payments that may become due is not yet determinable.

RESULTS OF OPERATIONS

A summary of the results of operations for the years ended December 31, 2024 and 2023 is presented below:

	Year ended December 31,
(in thousands, except per common share data)	2024	2023

Revenues	$—	$—
Research and development expenses	15,103	36,765
General and administrative expenses	11,154	15,591
Change in fair value of warrants	686	—
Net finance income	141	1,149
Net loss	$(25,430)	$(51,207)
Unrealized gain on securities available-for-sale	—	2
Total comprehensive loss	$(25,430)	$(51,205)
Basic and diluted loss per common share	$(36.38)	$(227.43)

Net loss of $25.4 million for the year ended December 31, 2024 decreased by approximately $25.8 million as compared with $51.2 million for the year ended December 31, 2023, primarily as of a result of a decrease in research and development program costs and personnel expenses of $21.7 million, and a $4.4 million decrease in general and administrative costs.

Research and Development Expenses

Research and development ("R&D") expenses consist primarily of costs incurred related to the research and development of our product candidates and include:

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

Subject to successful new financing activities, we expect our research and development expenses to be lower during 2025 than in 2024; and for the foreseeable future, as we advance tuspetinib into more extensive clinical trials, costs will increase unless the program is partnered.

Our R&D expenses for the years ended December 31, 2024 and 2023 were as follows:

	Year ended December 31,
(in thousands)	2024	2023
Program costs – Tuspetinib	$9,606	$24,925
Program costs – Luxeptinib	422	3,510
Program costs – APTO-253	(19)	40
Personnel expenses	4,735	6,878
Stock-based compensation	346	1,373
Depreciation of property and equipment	13	39
	$15,103	$36,765

R&D expenses decreased by $21.7 million to $15.1 million for the year ended December 31, 2024 as compared with $36.8 million for the year ended December 31,2023. Changes to the components of our R&D expenses presented in the table above are primarily as a result of the following activities:

•
Program costs for tuspetinib decreased by $15.3 million. This reduction is primarily due to decreased activity in our APTIVATE clinical trial, along with reduced manufacturing costs and related expenses
•
For the comparative period in 2023, tuspetinib program costs included the healthy volunteer study, which was completed in the same year. The higher program costs for tuspetinib in 2023 represent the enrollment of patients in our APTIVATE clinical trial, our healthy volunteer trial, manufacturing activities to support clinical development, and related expenses.
•
Program costs for luxeptinib decreased by approximately $3.1 million compared to the prior year. This reduction is primarily attributed to lower clinical trial and manufacturing activities.
•
Program costs for APTO-253 decreased $59 thousand, from December 31, 2023. This reduction is due to the Company’s decision on December 20, 2021, to cease further development of APTO-253.
•
Personnel-related expenses decreased by $2.1 million, due to lower headcount in 2024.
•
Stock-based compensation decreased by approximately $1.0 million in the year ended December 31, 2024, compared with the year ended December 31, 2023. This decrease is primarily due to stock options granted with lower grant date fair values when compared to the options granted in the prior period, coupled with option forfeitures recorded for the current year.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and travel, including stock-based compensation for our executive, finance, business development, human resources, and support functions. Other general and administrative expenses include professional fees for auditing, legal services, investor relations and other consultants, as well as insurance and facility related expenses.

We expect that our general and administrative expenses will increase for the foreseeable future as we incur additional costs associated with being a publicly traded company and to support our expanding pipeline of activities. We also expect our intellectual property related legal expenses to increase as our intellectual property portfolio expands.

The general and administrative expenses for the years ended December 31, 2024 and 2023 are as follows:

	Year ended December 31,
	2024	2023
	(in thousands)	(in thousands)
General and administrative, excluding items below:	$10,421	$13,262
Stock-based compensation	714	2,280
Depreciation of property and equipment	19	49
	$11,154	$15,591

General and administrative expenses for the year ended December 31, 2024, were $11.2 million, compared to $15.6 million for the same period in 2023, a decrease of $4.4 million. This decrease was primarily due to lower salary expenses and professional fees incurred during the period.

Stock-based compensation decreased by $1.6 million primarily due to a reduced number of options granted in the year ending December 31, 2024. Those options had a lower grant date fair value compared to the options granted in the prior period, along with option forfeitures recorded in the current period.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies and Estimates

We periodically review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. As part of this process, we have reviewed our selection, application and communication of critical accounting policies and financial disclosures. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has discussed the development and selection of the critical accounting policies with the Audit Committee of the Board, and the Audit Committee has reviewed the disclosure relating to critical accounting policies in this MD&A. For additional information, please see the discussion of our significant accounting policies included in Note 2 under Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Significant Accounting Judgments and Estimates

Management’s assessment of our ability to continue as a going concern involves making a judgment, at a particular point in time, about inherently uncertain future outcomes and events or conditions. Please see “Liquidity and Capital Resources” above for a discussion of the factors considered by management in arriving at its assessment. The critical accounting policies, judgments and estimates made by management are the estimates related to prepaid and accrued R&D activities.

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

Although management does not expect our estimates to be materially different from amounts actually incurred, if the estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in the Company reporting amounts that are too high or too low in any particular period. As of December 31, 2024, the Company has recorded $1.6 million in prepaid expenses and $1.6 million in accrued liabilities related to its research and development activities. If the estimates are too high or too low by a factor of 10%, prepaid expenses would be overstated or understated by $160 thousand, and accrued liabilities would be over or understated by $160 thousand. Combined, this could mean an increase or decrease in research and development expenses by $320 thousand. There have been no material differences between the estimates of such expenses and the amounts actually incurred.

Updated share information

As of March 21, 2025, we had 2,552,429 Common Shares issued and outstanding. In addition, 39,219 Common Shares were issuable upon the exercise of outstanding stock options and 1,267,585 Common Shares issuable upon the exercise of outstanding Common Share purchase warrants.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of our fiscal year ended December 31, 2024, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments, specifically with regards to warrants.

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

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting were not effective based on those criteria. We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Securities Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies.

Remediation Plan

We plan to undertake certain actions to remediate this deficiency and strengthen our internal control over financial reporting by enhancing existing controls and establishing additional review and procedure controls over the process of reviewing significant and complex contracts and agreements, which include the following:

1. Identify specific clauses and relevant guidance that could result in liability classification of issued warrants;

2. Identify and engage a firm that specializes in the analysis and technical accounting for the classification of warrants and utilize this firm to assist with the technical accounting analysis for our warrants, including arriving at the conclusion that these warrants should be classified as liabilities and marked to market each reporting period; and

3. Provide additional guidance, education and training to employees relating to our accounting procedures with a continued focus on warrant classification.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director	Experience and Qualifications
Carol G. Ashe(2)(3) Pennsylvania, United States Director Since August 2018

Ms. Ashe, age 67, has been the Chief Business Officer at the New York Genome Center, an independent, non-profit academic research institution focused on the advancement of genomic science and its application to drive novel biomedical discoveries to advance the understanding of the genetic basis of neurodegenerative disease, neuropsychiatric disease, and cancer, since 2014. Previously, she served as Vice President of Corporate Development for Endo’s (NASDAQ: ENDP) branded, generic and platform drug delivery pharmaceutical business units from 2011 to 2013; a Partner at SR One, the corporate venture capital fund of GlaxoSmithKline (NYSE: GSK) or “GSK”, from 2008 to 2010; and head of GSK’s U.S. Corporate Legal Group supporting U.S.-based mergers, acquisitions, and equity investments from 2007 to 2008. Prior to that, Ms. Ashe led GSK’s Global Business Development Transactions Legal Team supporting both the pharmaceutical and consumer healthcare business units for many years until 2007. In 2020, Ms. Ashe joined the Board of Elicio Therapeutics, Inc. (NASDAQ: ELTX), a clinical-stage biotechnology company developing a pipeline of novel immunotherapies for the treatment of cancer, as an independent director and she is a member of the Audit Committee, Nominating and Corporate Governance Committee and Chair of the Compensation Committee. Ms. Ashe received her BS degree in Biology from Pennsylvania State University, her law degree from Villanova University School of Law and is a registered patent attorney.

Ms. Ashe makes valuable contributions to the Board based on over 25 years of experience in the pharmaceutical and biotechnology industry in business development and as legal counsel for business development transactions and patent matters.

Dr. Denis Burger(1)(2)(3)(5) Oregon, United States Director Since 2007

Dr. Burger, age 81, currently is the managing member of Paradigm Ventures LLC, a healthcare consulting and funding firm based in Portland, Oregon, and has been since 1986. Previously, he co-founded Trinity Biotech, PLC, a diagnostic biotechnology company based in Dublin, Ireland, where he was Chairman from 1992 to 1995 and served on its board of directors until 2020 and chaired its Audit Committee from 1996 to 2016. Dr. Burger served as the Chairman, Chief Executive Officer and a Director of AVI Biopharma Inc., an Oregon‑based biotechnology company, from 1996 to 2007. He was a co‑founder and Chairman of Epitope Inc. from 1981 to 1990. Dr. Burger was Vice Chairman and Chief Scientific Officer of CytoDyn Inc. from 2014 to 2018. Dr. Burger has served as President of Yamhill Valley Vineyards since 1983. In addition, Dr. Burger previously held a professorship in the Department of Microbiology and Immunology and Surgery (Surgical Oncology) at the Oregon Health Sciences University in Portland. Dr. Burger received his M.Sc. and Ph.D. in Microbiology and Immunology from the University of Arizona.

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

Dr. Erich Platzer(2)(4) Basel, Switzerland Director Since 2014

Dr. Platzer, age 74, served as a board-certified physician in internal medicine, hematology and medical oncology between 1979 and 1991. In 2001, Dr. Platzer co-founded HBM Healthcare Investments (formerly HBM BioVentures), a global leader in healthcare investing and served as their investment advisor until 2015. Previously, he served as the business director of oncology, as well as the global strategic marketing and therapeutic area head of oncology at Roche, Basel. He also served in various other leadership roles at Roche and was responsible for various strategic corporate partnerships. He has over 12 years of experience in academic medicine and research and was a key member of the team at MSKCC that purified human G‑CSF in 1983 (recombinant form: Neupogen®). He earned his M.D. from the Medical School of the University of Erlangen, where he also received his “Dr. med. habil.” (M.D., Ph.D.).

Dr. Platzer has served as a pharmaceutical industry expert on the board of directors of multiple biotech companies in both the U.S. and Europe. Currently he serves as chairman of Vivoryon Therapeutics NV, as well as a director of privately held Nitinotes Ltd. (Israel), coramaze technologies GmbH (Germany) and LMD SA (Switzerland). He has also served as the president of Swiss business angel group StartAngelsNetwork and remains a board member of this organization.

Dr. Platzer makes valuable contributions to the Board based on over 25 years of experience in the biotechnology industry as a physician in hematology and medical oncology, as a corporate executive, and as a corporate director.

Dr. Bernd R. Seizinger(1)(4) New Jersey, United States Director Since 2022

Dr. Seizinger, age 68, is an accomplished senior executive leader with more than 25 years of industry experience in both U.S. and European biotechnology and pharmaceutical companies and multiple financial advisory positions.

His current positions include: Chairman of the board of directors, Oxford BioTherapeutics (U.K. private company, since 2016); Co-founder, executive chairman of the board and acting CEO, CryptoMedix (U.S. private company, since 2015). Furthermore, he is currently a member of the board of directors of the following publicly traded biotech companies: Aprea Therapeutics Inc. (U.S.; NASDAQ; since 2014)*; Oncolytics Biotech Inc. (Canada/U.S.; NASDAQ and TSX; since 2015)*; BioInvent International AB (Sweden; NASDAQ Stockholm; since 2018). In addition, he is currently serving on the advisory board of biotech venture capital fund Pureos (Switzerland; since 2019) and is senior advisor to biotech venture fund Hadean (Sweden & Norway; since 2018).

Previous positions include: Bristol-Myers Squibb (U.S.) where he served as VP for oncology drug discovery and VP for corporate and academic alliances. Subsequently, he served as executive vice president and CSO of U.S. biotech company Genome Therapeutics, followed by 12 years as CEO and President of German/U.S. biopharmaceutical company GPC Biotech (listed on Frankfurt Stock Exchange and NASDAQ).

Prior to his corporate appointments, Dr. Seizinger held senior faculty positions at Harvard Medical School and Massachusetts General Hospital and was a Visiting Professor at Princeton University during his tenure at Bristol-Myers Squibb.

Dr. Seizinger received his M.D. from Ludwig-Maximilians-Universität Munich, and his Ph.D. from Max-Planck-Institute of Psychiatry/Neurobiology in Munich.

Dr. Seizinger makes valuable contributions to the Board based on his insight and vast global biopharmaceutical experience.

Dr. William G. Rice(4) California, United States Director Since 2013

Dr. Rice, age 66, serves as the President, Chief Executive Officer, and Chairman of the Board of Aptose and joined the company in 2013. Prior to joining Aptose, Dr. Rice served as the President, Chief Executive Officer, and Chairman of the Board of Directors of Cylene Pharmaceuticals, Inc., a private biotechnology company from 2003 to 2013. Prior to Cylene, Dr. Rice was the founder, President, Chief Executive Officer and Director of Achillion Pharmaceuticals, Inc. from 1998 to 2003. Dr. Rice also served at the National Cancer Institute-Frederick National Laboratory for Cancer Research (FNLCR) as Senior Scientist and Head of the Drug Mechanism Laboratory from 1992 to 1998, prior to which he served as a faculty member in the division of Pediatric Hematology and Oncology at the Emory University School of Medicine from 1989 to 1992. Dr. Rice performed his post-doctoral fellowship in the Department of Medicine, Division of Hematology and Oncology at the University of Michigan Medical Center from 1986 to 1989, prior to which he received his Ph.D. from the Emory University Department of Biochemistry in 1986.

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

Dr. Mark D. Vincent(3) )(4) Ontario, Canada Director Since 2007

Dr. Vincent, age 72, has been a Professor of Oncology at the University of Western Ontario since 2008 and a staff medical oncologist at the London Regional Cancer Program since 1990. Dr. Vincent has also served as the co‑founder and Chief Executive Officer of Sarissa, Inc., a private company actively involved in the development of compounds which potentiate existing, approved targeted drugs including agents approved in leukemia, since 2000. Dr. Vincent holds multiple patents on the potentiation of cancer chemotherapy by the manipulation of drug resistance genes, sits on the advisory boards and speakers panels of several major pharmaceutical companies, and is a frequent international lecturer on the positioning of new drugs in the complex evolving management of lung and gastro-intestinal cancer. Dr. Vincent completed his oncology training at the Royal Marsden Hospital in London, England, with a major focus on leukemia/lymphoma.

Dr. Vincent makes valuable contributions to the Board based on over 25 years of experience as a medical oncologist.

Warren Whitehead(1) Ontario, Canada Director Since 2011

Mr. Whitehead, age 72, serves as Chief Executive Officer of Amphotericin B Technologies, a subsidiary of Satellos Bioscience Inc., since April 2024. Previously, he served as the Head of Corporate Strategy and Chief Financial Officer of Satellos Bioscience Inc. (“Satellos”), a TSX-listed regenerative medicine company aimed at developing therapeutics for degenerative muscle diseases, since August 2021. He previously served as the Chief Financial Officer of ProMIS Neurosciences Inc. (formerly Amorfix Life Sciences Ltd.), a TSX‑listed company targeting detection and effective treatment of Alzheimer’s disease and amyotrophic lateral sclerosis, from 2013 to 2015, after which he concentrated on his role on corporate boards until he joined Satellos in 2021. From 2006 to 2008, he was the Chief Financial Officer of Arius Research Inc., a TSX‑listed company developing anti‑cancer antibodies, where he provided financial guidance and leadership during the acquisition of Arius by Roche in 2008. He was also the former Chief Financial Officer of Labopharm Inc. from 2000 to 2006, where he completed a series of public equity financings, including a cross‑border Nasdaq offering. Other positions include Chief Financial Officer of Resolution Pharmaceuticals Inc., and a position in finance and business development at Glaxo Canada (now GlaxoSmithKline). Mr. Whitehead holds an MBA, and BComm from the University of Windsor and a BA from the University of Western Ontario.

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
(2)
Member of the Compensation Committee.
(3)
Member of the Corporate Governance and Nominating Committee.
(4)
Member of the R&D Committee.
(5)
Lead Director of the Corporation.

* SEC reporting issuer

Other than as described below, no proposed director is, to the knowledge of the Corporation as at the date of this filing, or has been, within 10 years before the date of this filing, a director, chief executive officer or chief financial officer of any company (including Aptose) that: (i) was subject to a cease trade order, an order similar to a cease trade order or an order that denied the relevant company access to any exemption under Canadian securities legislation that was in effect for a period of more than 30 consecutive days, (ii) was subject to cease trade order, an order similar to a cease trade order or an order that denied the relevant company access to any exemption under Canadian securities legislation that was in effect for a period of more than 30 consecutive days that was issued after the proposed director ceased to be a director, chief executive officer or chief financial officer and which resulted from an event that occurred while that person was acting in the capacity as director, chief executive officer or chief financial officer, (iii) while that person was acting in that capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets, or (iv) become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromised with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the proposed director.

Dr. Seizinger was a non-executive independent director of Opsona Therapeutics Ltd., a private company formed under the laws of Ireland, which filed for a creditors’ voluntary liquidation under applicable Irish law in December 2018.

Moreover, no proposed director of the Corporation has been subject, to the knowledge of the Corporation, to (i) any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority, or (ii) any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable securityholder in deciding whether to vote for a proposed director.

There are no family relationships among any of the director nominees, directors and/or any of Aptose’s executive officers. In addition, no nominee has an arrangement or understanding with another person under which he or she was or is to be selected as a director or nominee.

Composition and Independence of the Board

The Corporation’s Board is currently composed of seven directors, a majority (six) of whom meet the independence standards under the listing standards of Nasdaq, the rules and regulations of the SEC, and National Instrument 52-110 – Audit Committees (“NI 52-110”). Each year the Board reviews the composition of the Board and assesses whether a Board member is “independent”.

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

Board Committees

The Corporation has a standing Audit Committee, a Corporate Governance and Nominating Committee and a Compensation Committee, each of which are composed entirely of independent directors. The Corporation also has a standing R&D Committee. Each current member of the R&D Committee, except for Dr. Rice, qualifies as “independent” under the listing standards of Nasdaq, the rules and regulations of the SEC and NI 52-110.

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

Meetings. The Audit Committee met four times during the period from January 1, 2024 until December 31, 2024.

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

The Audit Committee is also responsible for implementing and overseeing our whistle-blowing procedures and reviewing the Corporation’s plans to mitigate cybersecurity risks and respond to data breaches.

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

Meetings. The Corporate Governance and Nominating Committee met two times during the period from January 1, 2024 until December 31, 2024. In addition, governance matters were discussed and considered at the Board level.

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

Meetings. The Compensation Committee met four times during the period from January 1, 2024 until December 31, 2024. In addition, compensation matters were discussed and considered at the Board level.

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

The Company has an insider trading policy which governs the purchase, sale and/or other dispositions of its securities by directors, officers and employees, as well as the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and the exchange listing standards applicable to APTO. A copy of the Company’s Insider Trading Policy has been filed as Exhibit 19.1 to this Annual Report.

Item 11. EXECUTIVE COMPENSATION

Information About Our Executive Officers

Our leadership team comprises accomplished industry, financial and clinical research professionals who are dedicated to building a comprehensive anticancer drug pipeline and clinical development programs focused on targeted therapeutics directed against dysregulated oncogenic processes in patients with life-threatening hematologic malignancies. For the year ended December 31, 2024, the leadership team included our Chairman, President and Chief Executive Officer, Dr. William G. Rice, our Senior Vice President, Chief Financial Officer and Chief Business Officer, Fletcher Payne and our Senior Vice President and Chief Medical Officer, Dr. Rafael Bejar.

Fletcher Payne, age 62, joined Aptose as Senior Vice President, Chief Business Officer, Chief Financial Officer (“CFO”), and Corporate Secretary in June 2022. With over 25 years of experience in the healthcare sector, Mr. Payne has held several CFO and senior management positions at various biotech companies, in addition to roles in finance and accounting. He has also overseen legal, corporate development, and licensing functions. Throughout his career, he has successfully executed a diverse range of business transactions totaling more than $3.7 billion, focusing primarily on clinical testing, oncology, neurological conditions, and orphan disease indications. Mr. Payne most recently held the position of CFO at Syapse, where he successfully completed several financing transactions and oversaw the company's accounting, finance, corporate development, and legal functions. Previously, he served as CFO at Catalyst Biosciences, a publicly traded biotech company. Mr. Payne has also held CFO roles and senior financial positions at various organizations, including CytomX Therapeutics, Plexxikon Inc., Rinat Neuroscience Corporation, Dynavax Technologies Corporation, and Cell Genesys, among others. He earned a Bachelor of Science in Finance from the Haas School of Business at the University of California, Berkeley.

Dr. Rafael Bejar, M.D, Ph.D., age 53, joined Aptose as Senior Vice President and Chief Medical Officer in January 2020. Dr. Bejar is an internationally recognized physician scientist with extensive research and clinical experience in the area of hematologic malignancies. Dr. Bejar joined Aptose from UC San Diego (“UCSD”) where he began working in 2012. He continues to serve at UCSD as an Associate Professor of Clinical Medicine, caring for patients and maintaining a research laboratory focused on translational studies of myeloid malignancies and also serves and is an independent consultant as a member of the Independent Data Monitoring Committee for other pharmaceutical companies. At UCSD, he founded the MDS Center of Excellence and led the Hematology Disease Team from 2017 to 2019. There he has directed several clinical studies and served as an advisor for numerous companies including Celgene (now BMS), Takeda, AbbVie, Astex, Genoptix (now NeoGenomics), Keros, Servier, Geron, Forty Seven (now Gilead), PersImmune, Epizyme (now Ipsen) and Daiichi-Sankyo. Outside UCSD, Dr. Bejar sits on the Scientific Advisory Board for the MDS Foundation, is a prior member of the National Comprehensive Cancer Network Guidelines Committee, and has led projects for the International Working Group for MDS. He is frequently invited to speak at national and international meetings and has published articles in a variety of journals including The New England Journal of Medicine, Journal of Clinical Oncology, Leukemia (where he is an Associate Editor), Blood, and Blood Advances. Dr. Bejar completed his fellowship in the Massachusetts General Hospital Cancer Center/Dana-Farber Cancer Institute program and has been board certified in Internal Medicines, Hematology and Oncology. He completed his internship in Internal Medicine at the University of Chicago followed by his residency at the Brigham and Women’s Hospital in Boston where he later served a Medical Chief Resident and an Instructor in Hematology. He holds an MD degree and Neuroscience PhD from UCSD and a BS in Physics from MIT.

The following discussion covers the compensation arrangements for Dr. Rice, Mr. Payne and Dr. Bejar (each, an “NEO” and, collectively the “Named Executive Officers”).

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
base salary and initial stock options;
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

Policy on Timing of Equity Award Grants

The Compensation Committee has not established policies and practices (whether written or otherwise) regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”) and do not take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. We do not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

Pay Positioning

The Corporation endeavors to target total cash compensation (salary and short-term incentive) somewhat above the 50th percentile of relevant publicly-traded peers, and generally provides long-term incentive opportunities in the 50th to 75th percentile of relevant publicly-traded peers. The Compensation Committee believes this approach aligns executive compensation with the long-term interests of Shareholders and with the Corporation’s strategy, particularly when relatively few executives are performing multiple executive roles. In 2024, the Compensation Committee considered the Salary Increase and Turnover Study prepared by Radford (an Aon Consulting Company), which provided detailed information relating to cost-of-living adjustments for relevant publicly-traded peers within a similar geographic area. Based on this information and also taking into account experience in the role, scope of the role, performance and retention risk, as further explained below, the Compensation Committee suggested compensation goals for the executives for 2025 and the following years aligned with the target pay positioning set out above.

Although the Compensation Committee considers Radford’s recommendations in its review of executive compensation, the Compensation Committee ultimately makes its own decisions about compensation matters. The Compensation Committee realizes that using a peer benchmark is neither the only means for gathering and validating market data nor the only criteria for establishing executive compensation. In instances where an executive is uniquely critical to our success, the Compensation Committee may provide compensation in excess of the benchmark of the comparator group companies. Upward or downward variations for base salary and long-term incentives may also occur as a result of the individual’s experience level, the balance of the individual’s different elements of compensation, market factors and other strategic considerations. The Compensation Committee believes that, given the competitiveness of our industry and our company culture, our base compensation, cash incentives and equity programs must remain flexible, reward the achievement of clearly defined corporate goals. In addition, the Compensation Committee believes that such programs must be sufficient to retain our existing executive officers and to hire new executive officers, when necessary, and that unnecessary turnover at the executive level can have expensive consequences from the perspectives of time lost and capital required.

In 2024, achievements that were considered by the Compensation Committee when making compensation recommendations included, (i) for the oral, myeloid kinome inhibitor tuspetinib, the completion of dose escalation/dose exploration and the APTIVATE expansion trial to include single agent and drug combination in AML patient population; and (ii) for the oral, dual lymphoid and myeloid kinome inhibitor luxeptinib, dose escalation and evaluation with respect to third generation drug substance, and the manufacture of sufficient third generation drug substance to support clinical needs. The rigorous cash management and the management of the business relationships with strategic partners were also taken into account. In addition, the exceptional market environment for the hiring and retention of talent was an important factor for the Compensation Committee and the Board when making compensation decisions.

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

The annual cash incentives for executive officers for the year ended December 31, 2024 ranged from 40% to 55% of base salary.

Cash incentives are determined as soon as practicable after the end of the fiscal year and, for the Named Executive Officers, are included in the Summary Compensation Table in the year in respect of which they are earned.

Short-Term Compensation Incentives - Performance Metrics

The performance of the Named Executive Officers for the period ended December 31, 2024 was measured with respect to the following objectives:

1)
Achievement of certain milestones for the clinical development of the tuspetinib program;
2)
Achievement of certain milestones related to finance, financing and accounting; and
3)
Achievement of certain milestones related to corporate and business development.

Each of the above objectives is weighted at 50%, 30% and 20%, respectively, in relation to assessment of satisfaction of overall corporate objectives and determination of any general corporate bonuses and additional unanticipated accomplishments during 2024 were also considered.

Long-Term Incentive Plans

Long-term compensation incentives at Aptose reward an executive’s contribution to the attainment of Aptose’s long-term objectives, align an executive’s performance with the long-term performance of Aptose and to provide an additional incentive for an executive to enhance shareholder value. Long-term incentive compensation for directors, officers, employees and consultants is reviewed annually and may be accomplished through the grant of share options and of stock-based awards (collectively, "Awards") under the 2021 Stock Incentive Plan.

In certain cases, executive officers may be granted share options on the commencement of employment with Aptose in accordance with the responsibility delegated to each executive officer for achieving corporate objectives and enhancing shareholder value in accordance with those objectives.

The number of options granted for certain executives of Aptose for the year ended December 31, 2024 was based on achievement of both corporate and executive officer objectives. The Compensation Committee recommends the allocation of options, and options are priced using the closing market price of the Shares on the TSX or on Nasdaq, as applicable, on the last trading day prior to the grant. Options to purchase Shares granted under the 2021 Stock Incentive Plan expire ten years from the date of grant and vest over a term recommended by the Compensation Committee and approved by the Board of Directors. During 2024, options granted to Aptose Named Executive Officers vested over four years. The Compensation Committee and the Board consider previous grants of options when considering new grants of options.

Awards may be subject to accelerated vesting in the event of termination or change of control, see “Termination and Change of Control Benefits.”

Other Benefits

In certain cases, the Compensation Committee may recommend inclusion of automobile allowances and the payment of certain professional dues as a component of a competitive remuneration package for executives.

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

Employment Agreements

Aptose entered into an employment agreement with Dr. Rice on October 25, 2013 upon his commencement as Chairman, President, and Chief Executive Officer. This agreement was amended and restated on August 19, 2014 and on April 29, 2024. Pursuant to the amended and restated employment agreement, Dr. Rice is entitled to an annual base salary of $648,960, which amount is reviewed annually by the Board and increased at the Board’s discretion, upon the advice of the Compensation Committee. Dr. Rice is also eligible for an annual discretionary bonus of up to 55% of his current base salary. The annual bonus is based on the Corporation’s and Dr. Rice’s achievement of objectives and milestones to be determined on an annual basis by the Board. Dr. Rice is entitled to receive termination benefits described under “Termination and Change of Control Benefits” below. Dr. Rice also receives employee benefits including, without limitation, participation in our 401(k) plan with a 3% non-elective company contribution, participation in Aptose’s group health coverage plan and life insurance plan for U.S. employees, 25 days of paid vacation time annually, and an annual automobile allowance of $18,000. Dr. Rice is subject to certain non-compete restrictions. Dr. Rice receives no remuneration for his service as Chairman of the Board, director or as a member of the R&D Committee of the Board.

Aptose entered into an employment agreement with Mr. Payne upon his commencement as Chief Financial Officer, effective June 27, 2022. Mr. Payne was promoted to Senior Vice President, Chief Financial Officer and Chief Business Officer in November 2023. This agreement was amended and restated on April 29, 2024. Pursuant to the amended and restated employment agreement, Mr. Payne is entitled to an annual base salary of $479,440 which amount is reviewed annually by the Board and increased at the Board’s discretion, upon the advice of the Compensation Committee. Mr. Payne is also eligible for an annual discretionary bonus of up to 40% of his current base salary. The annual bonus is based on the Corporation’s and Mr. Payne’s achievement of objectives and milestones to be determined on an annual basis by the Board. Mr. Payne is entitled to receive termination benefits described under “Termination and Change of Control Benefits” below and receives employee benefits, including, without limitation, participation in any 401(k) plan with a 3% non-elective company contribution, participation in other benefits provided by us to our U.S.-based executive officers and other employees, which consist to date of life insurance and health benefits, and 20 days of paid vacation time annually. Mr. Payne is subject to certain non-compete restrictions.

Aptose entered into an employment agreement with Dr. Bejar upon his commencement as Chief Medical Officer, effective January 1, 2020. This agreement was amended and restated on April 29, 2024. Pursuant to the amended and restated employment agreement, Dr. Bejar is entitled to an annual base salary of $509,600 which amount is reviewed annually by the Board and increased at the Board’s discretion, upon the advice of the Compensation Committee. Dr. Bejar is also eligible for an annual discretionary bonus of up to 40% of his current base salary. The annual bonus is based on the Corporation’s and Dr. Bejar’s achievement of objectives and milestones to be determined on an annual basis by the Board. Dr. Bejar is entitled to receive termination benefits described under “Termination and Change of Control Benefits” below and receives employee benefits, including, without limitation, participation in any 401(k) plan with a 3% non-elective company contribution, participation in other benefits provided by us to our

U.S.-based executive officers and other employees, which consist to date of life insurance and health benefits, and 20 days of paid vacation time annually. Dr. Bejar is subject to certain non-compete restrictions.

Summary Compensation Table

The following table details the compensation information for the fiscal years ended December 31, 2023 and December 31, 2024 of the Corporation for the Named Executive Officers. All amounts presented in the following tables are as recorded in U.S. dollars.

				Stock	Option	All other	Total
		Salary	Bonus	awards(1)	awards(2)	compensation(3)	compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Dr. William G. Rice
Chairman, President and	2024	647,040	343,200	—	95,490	28,350	1,114,080
Chief Executive Officer	2023	623,077	—	99,000	174,691	27,900	924,668
Fletcher Payne
Senior Vice President, Chief Financial	2024	478,022	184,400	—	75,028	10,350	747,800
Officer and Chief Business Officer	2023	448,131	—	65,993	87,345	9,900	611,369
Dr. Rafael Bejar
Senior Vice President and Chief	2024	508,092	196,000	—	47,745	10,350	762,187
Medical Officer	2023	488,846	98,000	65,993	87,345	9,900	750,084

(1)
The dollar amounts in this column reflect the aggregate grant date fair value of all stock awards granted during the indicated fiscal year. These amounts have been calculated in accordance with ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 14 to our Financial Statements included in this Annual Report on Form 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs. Stock awards are subject to the executives’ continued employment with the Corporation, and consist of stock appreciation rights ("SARs"), restricted stock ("Restricted Stock") and restricted stock units ("RSUs"). During the year ended December 31, 2024, no stock awards were granted to NEOs. All stock awards held by Dr. Rice, Mr. Payne and Dr. Bejar and may be subject to accelerated vesting following termination of employment. See “Termination and Change of Control Benefits” below.
(2)
The dollar amounts in this column reflect the aggregate grant date fair value of all share option awards granted during the indicated fiscal year. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 14 to our audited Financial Statements. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs. During the year ended December 31, 2024 the following share options were granted to NEOs: 2,333 share options for Dr. Rice, 1,833 share options for Mr. Payne and 1,166 share options for Dr. Bejar at an exercise price of $60.00 per share. All share options granted will vest over four years. Share options are subject to the executives’ continued employment with the Corporation and have a maximum term of 10 years. All share option grants issued to Dr. Rice, Mr. Payne and Dr. Bejar may be subject to accelerated vesting following termination of employment. See “Termination and Change of Control Benefits” below.
(3)
The dollar amounts in this column reflect the Corporation’s contributions to the executives’ accounts in our 401(k) plan and car allowances. The contributions to our executives’ accounts in our 401(k) plan were as follows: for 2024: $10,350 for each of Dr. Rice, Mr. Payne and Dr. Bejar. Car allowances were as follows: for 2023: $18,000 to Dr. Rice, and for 2024: $18,000.

Outstanding Equity Awards at Fiscal Year-End

	Option-based awards				Share-based awards
Name and Principal Position	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Dr. William G. Rice	111	Nil	463.50	6-Jun-27
Chairman, President and	222	Nil	475.31(1)	28-Mar-27
Chief Executive Officer	1,037	518(2)	603.00	17-Jan-32
	888	Nil	859.50	2-Jan-29
	666	Nil	1,260.00	19-Jan-28
	133	Nil	1,194.53(1)	30-Mar-26	Nil	Nil
	888	Nil	1,381.50	22-Jan-28
	635	127(3)	1,966.50	4-Jan-31
	266	Nil	2,176.43(1)	9-Jun-25
	4,444	Nil(5)	3,109.50	30-Jan-30
	Nil	1,333(4)	364.50	5-Jul-32
	444	444(5)	297.00	18-Jan-33
	Nil	2,333	60.00	5-Feb-34
Fletcher Payne	1,482	740(6)	381.55	26-Jun-32
Senior Vice President,	222	222(5)	297.00	18-Jan-33	Nil	Nil
Chief Financial Officer and Chief Business Officer	Nil	1,833	60.00	5-Feb-34
Dr. Rafael Bejar	888	Nil	2,551.50	1-Jan-30
Senior Vice President and	444	Nil	3,109.50	30-Jan-30
Chief Medical Officer	635	127(3)	1,966.50	4-Jan-31
	777	111	1,057.50	18-Aug-31	Nil	Nil
	889	444(2)	603.00	17-Jan-32
	222	222(5)	297.00	18-Jan-33
	Nil	1,166	60.00	5-Feb-34

(1)
Converted from the Canadian exercise price at the rate of 0.7913 Canadian dollars per U.S. dollar.
(2)
Unexercisable options vest as follows: 33.33% vested on January 17, 2024, 33.33% vest on January 17, 2025, and 33.33% vest on January 17, 2026.
(3)
Unexercisable options vest as follows: 50% vested on January 4, 2024, and 50% vest on January 4, 2025.
(4)
Unexercisable options vest upon reaching certain performance triggers as determined by the Board.
(5)
Unexercisable options vest as follows: 50% vested on January 19, 2024, 16.67% vest on January 19, 2025, 16.67% vest on January 19, 2026 and 16.67% vest on January 19, 2027.
(6)
Unexercisable options vest as follows: 33.33% vested on June 26, 2024, 33.33% vest on June 26, 2025, and 33.33% vest on June 26, 2026.

Retirement Benefits

The Corporation maintains a 401(k) plan in which eligible employees of the Corporation may choose to participate, including the Named Executive Officers. The Corporation makes non-elective contributions of 3% of compensation for all eligible employees, subject to the maximum allowed by the Internal Revenue Code Section 401(k).

Termination and Change of Control Benefits

The employment agreements of Dr. Rice, Mr. Payne and Dr. Bejar provide that if their employment is terminated by the Corporation other than for “cause”, or if the Named Executive Officer resigns for “good reason” each of Dr. Rice, Mr. Payne and Dr. Bejar shall be entitled to a payment equivalent to 12 months of their respective annual base salaries at the time of termination (Dr. Rice’s December 31, 2024 annual base salary represented $648,960, Mr. Payne’s annual base salary represented $479,440 and Dr. Bejar’s base salary represented $509,600), plus an amount equal to the average bonus remuneration received from the Corporation during the last three years of employment completed prior to the termination date, prorated based on the number of days the executive worked during the year of the termination. In addition, the employment agreements of Dr. Rice, Mr. Payne and Dr. Bejar provide that certain payments related to health benefits will continue to be made for a period of 12 months following termination of their employment.

The employment agreements of Dr. Rice, Mr. Payne and Dr. Bejar provide that, in the event their employment with the Corporation is terminated within three months immediately preceding or 12 months immediately following the consummation of a “change of control” (defined as the consummation of any of the following: (a) the acquisition of the Corporation by another entity by means of any transaction or series of related transactions to which the Corporation is a party, (b) a sale, lease or other conveyance of all or substantially all of the assets of the Corporation, or (c) liquidation, dissolution or winding up of the Corporation, whether voluntary of involuntary), each of Dr. Rice, Mr. Payne and Dr. Bejar would be eligible, subject to certain conditions, to receive a payment equivalent to 18 months of their annual base salaries at the time of termination, plus an amount equal to 150% of the average bonus remuneration received from the Corporation during the last three years of employment completed prior to the termination date, prorated based on the number of days the executive worked during the year of the termination, as well as continuation of the payments related to health benefits for a period of 12 months following the termination following a change of control.

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

The maximum compensation (cash and equity awards) that may be received by any director during a financial year has been set to $500,000.

The following table details the compensation earned by each non-employee director for the year ended December 31, 2024:

	Fees earned or paid in cash	Option awards(1)(2)	Total
Name	($)	($)	($)
Carol G. Ashe	80,000(3)	4,547	84,547
Dr. Denis Burger	148,500(5)	4,547	153,047
Dr. Mark Vincent	85,000(6)	4,522	89,522
Mr. Warren Whitehead	80,000(7)	4,522	84,522
Dr. Erich Platzer	80,000(8)	4,547	84,547
Dr. Bernd R. Seizinger	88,500(9)	4,547	93,047

(1)
The dollar amounts in this column reflect the aggregate grant date fair value of all share option awards granted during the indicated fiscal year. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts will be included in Note 14 to our Financial Statements. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee director.

During the year ended December 31, 2024, the following share options were granted to Aptose directors: 111 share options for Ms. Ashe, 111 share options for Dr. Burger, 111 share options for Dr. Vincent, 111 share options for Mr. Whitehead, 111 share options for Dr. Platzer and 111 share options for Dr. Seizinger. All options granted vest over three years.

(2)
The aggregate number of shares subject to outstanding share options held by each of the non-employee directors listed in the table above as of December 31, 2024 was as follows: 953 for Ms. Ashe, 1,298 for Dr. Burger, 1,284 for Dr. Vincent, 1,187 for Mr. Whitehead, 1,242 for Dr. Platzer and 444 for Dr. Seizinger.
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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information known to us regarding the beneficial ownership of our Common Shares as of March 21, 2025 for:

•
each person the Corporation believes beneficially holds more than 5% of our outstanding Shares based solely on our review of SEC filings;
•
each of our directors and nominees for directors;
•
each of the named executive officers named in the Summary Compensation Table (we collectively refer to these persons as our “Named Executive Officers” or “NEOs”); and
•
all of our directors and executive officers as a group.

The number of Shares beneficially owned by a person includes shares subject to options held by that person that are currently exercisable or that become exercisable within 60 days of March 21, 2025. Percentage calculations assume, for each person and group, that all Common Shares that may be acquired by such person or group pursuant to options currently exercisable or that become exercisable within 60 days of March 21, 2025 are outstanding for the purpose of computing the percentage of Common Shares owned by such person or group. However, such unissued Common Shares described above are not deemed to be outstanding for calculating the percentage of Common Shares owned by any other person.

Except as otherwise indicated, the persons in the table below have sole voting and investment power with respect to all Common Shares shown as beneficially owned by them, subject to community property laws where applicable and subject to the information contained in the notes to the table.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Named Executive Officers and Directors
Carol G. Ashe	953	*
Dr. Rafael Bejar	6,169	*
Dr. Denis Burger	1,346	*
Fletcher Payne	4,743	*
Dr. Erich Platzer	2,364	*
Dr. William G. Rice	20,629	*
Dr. Bernd R. Seizinger	1,010	*
Mark D. Vincent	1,298	*
Warren Whitehead	1,220	*
All Executive Officers and Directors as a Group (10 persons)	39,732	1.6%
Beneficial Owners of More Than 5%[2]
Hanmi Pharmaceuticals Co., Ltd.(2)(3)	508,710	19.99%

* Does not exceed one percent of Common Shares outstanding

(1)
Includes for the persons listed below the following Common Shares subject to options held by such persons that are currently exercisable or become exercisable within 60 days of March 21, 2025: Ms. Carol G. Ashe: 953; Dr. Rafael Bejar: 5,925; Dr. Denis Burger: 1,298; Mr. Fletcher Payne: 4,499; Dr. Erich Platzer: 1,242; Dr. William G. Rice: 14,489; Dr. Bernd R. Seizinger: 444; Dr. Mark Vincent: 1,284; and Mr. Warren Whitehead: 1,187.
(2)
Based on information contained on the System for Electronic Disclosure by Insiders (SEDI). Hanmi also owns Common Share purchase warrants which, when exercised, will increase the number of Common Shares beneficially owned by Hanmi.

(3)
Hanmi’s ownership gives effect to the 19.99% ownership blocker (the “Blocker”) restriction contained on certain of its securities. Hanmi currently holds warrants that if we did not give effect to the Blocker would represent 23.0% ownership interest in the Corporation.

General

As of December 31, 2024, the total number of Common Shares subject to outstanding Awards and available for future issuance by the Corporation under the 2021 Stock Incentive Plan and the Corporation’s share option plan (the “Share Option Plan”) was 52,210. As of December 31, 2024, there were outstanding options to purchase 21,615 Common Shares issued under the 2021 Stock Incentive Plan and outstanding options to purchase 17,872 Common Shares issued under the Share Option Plan, which, combined, represented 2.0% of the issued and outstanding Common Shares of the Corporation as of December 31, 2024 and Nil RSUs issued and outstanding under the 2021 Stock Incentive Plan, representing 0.0% of the issued and outstanding Common Shares of the Corporation.

2021 Stock Incentive Plan

On April 20, 2021, the Board unanimously approved and adopted the 2021 Stock Incentive Plan. The 2021 Stock Incentive Plan was ratified, confirmed and approved by the Shareholders at the annual and special meeting held on June 1, 2021 and amended to increase the number of shares available thereunder on May 31, 2022 and May 23, 2023.

2021 Stock Incentive Plan Highlights and Certain Important Provisions

•
Overall Share Limit. The total number of Common Shares reserved under the 2021 Stock Incentive Plan is 34,338 subject to equitable adjustment in the event of any change in capitalization.
•
Outstanding Awards under Incentive Plans. As of March 21, 2025, there were 39,219 Common Shares subject to issuance upon exercise of outstanding options under all of our equity compensation plans, at a weighted average exercise price of $1,166.57, and a weighted average remaining life of 6.3 years. There were no issued and outstanding Awards other than options.
•
No Liberal Recycling Provisions. The 2021 Stock Incentive Plan provides that the following Common Shares shall not be recycled and shall not be made available again for grant under the 2021 Stock Incentive Plan: (i) any Common Shares which would have been issued upon any exercise of an option but for the fact that the exercise price was paid by a “net exercise” or any Common Shares tendered in payment of the exercise price of an option; (ii) any Common Shares withheld by the Corporation or Common Shares tendered to satisfy tax withholding obligations with respect to an Award; (iii) Common Shares covered by a stock-settled SAR issued under the 2021 Stock Incentive Plan that are not issued in connection with settlement in Common Shares upon exercise; or (iv) Common Shares that are repurchased by the Corporation using option exercise proceeds.
•
No Repricing of “Underwater” Options. The Corporation will not reprice any previously granted Award for which the fair market value (being the closing price of the Common Shares, as reported on the Nasdaq or Toronto Stock Exchange, the “Fair Market Value”) is less than the exercise price without Shareholder approval other than as a result of certain customary capitalization adjustments.
•
No Discount. All options must have an exercise price equal to or greater than the Fair Market Value of the underlying Common Shares on the date of grant.
•
Change in Control. Customary “Change in Control” provisions are triggered by the consummation of certain transactions, and not their approvals by the Board or the Shareholders. In addition, no Award agreement shall contain a definition of change in control that has the effect of accelerating the exercisability of any Award or the lapse of restrictions related to any Award upon only the announcement or Shareholder approval of (rather than consummation of) any reorganization, merger or consolidation of, or sale or other disposition of all or substantially all of the assets of, the Corporation.
•
Awards Subject to Clawback Policy. Awards under the 2021 Stock Incentive Plan are subject to an incentive compensation recovery policy (the “Clawback Policy”) adopted by the Corporation, as it may be amended from time to time.

•
No Dividend Equivalents Paid on Unvested Awards. Under the 2021 Stock Incentive Plan, dividend and dividend equivalent amounts with respect to any Common Share underlying a Restricted Stock or RSU award may be accrued but shall not be paid until all conditions or restrictions relating to such Common Share have been satisfied, waived or lapsed. In addition, the 2021 Stock Incentive Plan prohibits the granting of dividend equivalents on stock options and SARs.
•
Annual Limit on Awards to Directors. Under the 2021 Stock Incentive Plan, the maximum value of all equity and cash-based compensation granted to a non-employee director cannot exceed $500,000 in any calendar year (and for this purpose equity value is determined using grant date value under applicable financial accounting rules). The independent, non-employee members of the Board may make exceptions to this limit for a non-executive chair of the Board, provided that he or she may not participate in the decision.

Summary of the 2021 Stock Incentive Plan

The following brief summary of the 2021 Stock Incentive Plan is not intended to be exhaustive and is qualified in its entirety by the terms of the 2021 Stock Incentive Plan, which is incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed with the SEC on April 1, 2021.

Eligibility

Eligibility under the 2021 Stock Incentive Plan is limited to employees, officers, non-employee directors, consultants, independent contractors or advisors providing services to the Corporation or any entity controlled by the Corporation (an “Affiliate”), or any person to whom an offer of employment or engagement with the Corporation or any Affiliate is extended.

As of March 28, 2025, there were 10 employees, 3 officers, 6 non-employee directors and 4 consultants who are eligible to participate under the 2021 Stock Incentive Plan. The Committee or subcommittee of the Board appointed from time to time by the Board to administer the 2021 Stock Incentive Plan (the “Administrator”), in its sole discretion, will determine which eligible persons will receive Awards under the 2021 Stock Incentive Plan.

New Plan Benefits

Future benefits under the 2021 Stock Incentive Plan cannot be determined at this time because the grants are at the discretion of the Board and because their value may be dependent upon the satisfaction of vesting conditions and the future price of the Common Shares. For additional information on the grants and awards made under the 2021 Stock Incentive Plan during the year ended December 31, 2024, see “Summary Compensation Table.”

Common Shares Available for Awards

Subject to customary capitalization adjustments, as of March 21, 2025, the aggregate number of Common Shares that may be issued under all Awards under the 2021 Stock Incentive Plan shall equal 39,219 Common Shares. Any Common Shares subject to an Award pursuant to the Share Option Plan or the 2021 Stock Incentive Plan that are forfeited, cancelled, exchanged or surrendered or that otherwise terminates or expires without a distribution of Common Shares shall again be available for grant under the 2021 Stock Incentive Plan. Common Shares underlying Awards that can only be paid in cash do not count against the overall 2021 Stock Incentive Plan share limit.

The 2021 Stock Incentive Plan provides that the following Common Shares shall not be recycled and again made available for grant under the 2021 Stock Incentive Plan: (i) any Common Shares which would have been issued upon any exercise of an option but for the fact that the exercise price was paid by a “net exercise” or any Common Shares tendered in payment of the exercise price of an option; (ii) any Common Shares withheld by the Corporation or Common Shares tendered to satisfy tax withholding obligations with respect to an Award; (iii) Common Shares covered by a stock-settled SAR issued under the 2021 Stock Incentive Plan that are not issued in connection with settlement in Common Shares upon exercise; or (iv) Common Shares that are repurchased by the Corporation using option exercise proceeds. In addition, Common Shares issued under Awards granted in substitution for awards previously granted by an entity that is acquired by or merged with the Corporation or an Affiliate shall not be counted against the aggregate number of Common Shares available for Awards under the 2021 Stock Incentive Plan.

In the event that any dividend (other than a regular cash dividend) or other distribution (whether in the form of cash, Common Shares, other securities or property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Common Shares or other securities of the Corporation, issuance of warrants or other rights to purchase Common Shares or other securities of the Corporation order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the 2021 Stock Incentive Plan, then the Administrator shall, in accordance with applicable law and in such manner as it may deem equitable, adjust any or all of (i) the number and type of Common Shares (or other securities or other property) that thereafter may be made the subject of Awards, and (ii) the number and type of Common Shares (or other securities or other property) subject to outstanding Awards.

Types of Awards

Options

The 2021 Stock Incentive Plan authorizes awards of options. Subject to the limitations of the 2021 Stock Incentive Plan, the Administrator may grant options for such number of Common Shares and having such terms as the Administrator designates.

Options shall vest and be exercisable in the timeframe determined by the Administrator, which shall be set forth in the applicable option award agreement. The Administrator fixes the term of each option when granted, but such term may not be greater than 10 years from the date of grant. The exercise price of options is established by the Administrator and shall not be less than 100% of the Fair Market Value of a Common Share on the date of grant, except in limited circumstances. Payment for the exercise price may be made in cash or its equivalent, payment in unrestricted Common Shares already owned by the participant or, to the extent permitted under the relevant option award agreement, payment through (i) the sale by a broker acceptable to the Corporation on behalf of the participant of a portion of the Common Shares subject to the option, or (ii) the withholding of Common Shares that would otherwise be issuable in connection with the exercise of the options.

Stock Appreciation Rights

The 2021 Stock Incentive Plan authorizes awards of SARs, which confer to the holder a right to receive the excess of (i) the Fair Market Value of one Common Share on the date of exercise over (ii) the grant price of the SAR as specified in the relevant award agreement, which price shall not be less than 100% of the Fair Market Value of one Common Share on the date of grant of the SAR. The terms and conditions of a SAR will be set forth in an applicable award agreement, as determined by the Administrator. The Administrator fixes the term of each SAR when granted, but such term may not be greater than 10 years from the date of grant.

Restricted Stock

The 2021 Stock Incentive Plan authorizes awards of Restricted Stock, which will confer to the holder Common Shares subject to such restrictions as the Administrator may impose in an award agreement.

Restricted stock shall be issued at the time such awards are granted and will be held by the Corporation or a nominee until they are no longer subject to restrictions.

The 2021 Stock Incentive Plan authorizes the Administrator to pay dividends to holders of Restricted Stock.

RSUs

The 2021 Stock Incentive Plan authorizes awards of RSUs, which will confer to the holder a right to receive Common Shares (or a cash payment equal to the Fair Market Value of such Common Shares) at some future date, subject to such restrictions as the Administrator may impose in an award agreement.

For RSUs, no Common Shares shall be issued at the time such awards are granted. Upon the satisfaction, waiver, or lapse of restrictions relating to RSUs, Common Shares (or a cash payment equal to the Fair Market Value of such Common Shares) shall be issued and delivered to the holder of such RSUs.

The 2021 Stock Incentive Plan authorizes the Administrator to grant dividend equivalents to RSU holders (generally as additional RSUs), under which the participant shall be entitled to receive payments equivalent to and in lieu of the amount of cash dividends otherwise paid by the Corporation to holders of Common Shares. RSU dividend equivalents may be accrued but not paid out to a participant until all conditions or restrictions relating to such RSUs have been satisfied, waived or lapsed.

Limitations on Non-Employee Director Awards

The sum of the grant date fair value of equity-based Awards and the amount of any cash-based compensation granted to a non-employee director during any calendar year shall not exceed $500,000, subject to certain exceptions for compensation granted to a non-executive chair of the Board, in limited circumstances.

Transfer of Awards

No Award (other than fully vested and unrestricted Common Shares issued pursuant to any Award) and no right under any such Award shall be transferrable other than by will or by the laws of descent and distribution. In addition, no Award (other than fully vested and unrestricted Common Shares issued pursuant to any Award) and no right under any such Award may be pledged, alienated, attached or otherwise encumbered, and any purported pledge, alienation, attachment or encumbrance thereof shall be void and unenforceable against the Corporation or any Affiliate.

Amendment and Termination

The Board may from time to time amend, suspend or terminate the 2021 Stock Incentive Plan or any Award agreement, and the Administrator may amend the terms of any previously granted Award, provided that no amendment to the terms of any previously granted Award may (except as expressly provided in the 2021 Stock Incentive Plan), materially and adversely alter or impair the terms or conditions of the Award previously granted without the participant’s consent. Any amendment to the 2021 Stock Incentive Plan, an Award agreement or to the terms of any Award previously granted is subject to compliance with all applicable laws, rules, regulations and policies of any applicable laws, rules, regulations and policies of any applicable governmental entity or stock exchange.

Prior approval of the Shareholders shall be required to make any amendment to the 2021 Stock Incentive Plan or an Award that would (i) require Shareholder approval under the rules of the Toronto Stock Exchange (“TSX”), the rules or regulations of the SEC, or any other securities exchange that is applicable to the Corporation; (ii) increase the number of Common Shares authorized under the 2021 Stock Incentive Plan; (iii) permit repricing of options or SARs, which is currently prohibited; (iv) permit the award of options or SARs at a price less than 100% of the Fair Market Value of a Common Share on the date of grant; (v) increase the maximum term permitted for options and for SARs; or (vi) increase the maximum number of Common Shares or dollar value of Awards which can be granted to a participant in a calendar year.

Change in Control

Effective upon the consummation (or immediately prior to the consummation) of any reorganization, merger, consolidation, split-up, spin-off, combination, plan of arrangement, take-over bid or tender offer, repurchase or exchange of Common Shares or other securities of the Corporation or any other similar corporate transaction or event involving the Corporation (each, a “Change in Control Event”), the Administrator may, in its sole discretion, provide for (i) the termination of any Award, whether or not vested, in exchange for an amount of cash and/or other property; (ii) the replacement of any Award with other rights or property selected by the Administrator in its sole discretion; (iii) the Award to be assumed by, or substituted for a similar Award from, the successor or survivor of the Corporation, or a parent or subsidiary thereof, with appropriate adjustments; (iv) the vesting or exercisability of Awards notwithstanding anything to the contrary in the applicable Award agreement; or (v) the determination of a future date after which Awards cannot vest, be exercised or become available, which may be the effective date of the Change in Control Event.

Clawback Provisions

All Awards under the 2021 Stock Incentive Plan are subject to forfeiture or other penalties pursuant to the Clawback Policy.

Withholdings

All Awards under the 2021 Stock Incentive Plan are subject to applicable deductions at source and tax reporting.

Share Option Plan

The Corporation currently maintains its existing Share Option Plan. However, following the approval of the 2021 Stock Incentive Plan by the shareholders, no further grants were permitted to be made under the Share Option Plan, though existing grants under the Share Option Plan continue in effect in accordance with their terms.

The Share Option Plan was established to advance the interests of Aptose by:

•
providing Eligible Persons (as defined below) with additional incentives;
•
encouraging stock ownership by Eligible Persons;
•
increasing the interest of Eligible Persons in the success of Aptose;
•
encouraging Eligible Persons to remain loyal to Aptose; and
•
attracting new Eligible Persons to Aptose.

The Compensation Committee, as authorized by the Board, administers the Share Option Plan. Further to the approval of the 2021 Stock Incentive Plan by Shareholders, the Share Option Plan no longer makes new option grants available under the Share Option Plan upon the exercise of options previously granted. A copy of the Share Option Plan was filed on June 12, 2015 and is available on SEDAR+ at www.sedarplus.ca.

Under the Share Option Plan, options may be granted to any executive officer, employee, subsidiary of an executive officer or employee, or consultant or consultant entity (“Eligible Persons”). The exercise price of options granted under the Share Option Plan is established by the Board and will be equal to the closing market price of the Common Shares on the TSX on the last trading day preceding the date of grant. If there is no trading on that date, the exercise price will be the average of the bid and ask on the TSX on the last trading date preceding the date of grant. If not otherwise determined by the Board, an option granted under the Share Option Plan will vest as to 50% on the first anniversary of the date of grant of the option and an additional 25% on the second and third anniversaries after the date of grant. The Board fixes the term of each option when granted, but such term may not be greater than 10 years from the date of grant. If the date on which an option expires pursuant to an option agreement occurs during, or within 10 days after the last day of, a black out period or other restriction period imposed on the trading of Common Shares by the Corporation, the expiry date for the option will be the last day of the 10-day period. Options are personal to the participant and a participant may not transfer an option except in accordance with the Share Option Plan.

The Share Option Plan does not limit insider participation and does not provide a maximum number of Common Shares which may be issued to an individual under the Share Option Plan. The Corporation did not provide financial assistance to any Eligible Person to facilitate the exercise of options during the year ended December 31, 2024.

The Board may, in its sole discretion, amend, suspend or terminate the Share Option Plan or any portion of it at any time in accordance with applicable legislation, without obtaining the approval of Shareholders. Such amendments could include: (i) amendments of a “housekeeping” nature; (ii) a change to the vesting provisions of options granted pursuant to the Share Option Plan; and (iii) a change to the termination provisions of options granted under the Share Option Plan which does not entail an extension beyond the original expiry date.

Any amendment to any provision of the Share Option Plan is subject to any required regulatory or Shareholder approval. The Corporation is, however, required to obtain the approval of the Shareholders for any amendment related to (i) the maximum number of Common Shares reserved for issuance under the Share Option Plan, and under any other security-based compensation arrangements of the Corporation; (ii) a reduction in the exercise price for options held by insiders of the Corporation; and (iii) an extension to the term of options held by insiders of the Corporation.

If an option holder is terminated without cause, resigns or retires, each option that has vested will cease to be exercisable three months after the option holder’s termination date. Any portion of an option that has not vested on or prior to the termination date will expire immediately. If an option holder is terminated for cause, each option that has vested will cease to be exercisable immediately upon the Corporation’s notice of termination. Any portion of an option that has not vested on or prior to the termination date will expire immediately.

Employee Share Purchase Plan

On April 20, 2021, the Board unanimously approved and adopted, subject to the approval of the Shareholders, the Corporation’s 2021 employee stock purchase plan (the “ESPP”), a copy of which is attached as Appendix C to the Corporation’s proxy statement dated April 20, 2021. After being approved by the Shareholders at the annual and special meeting held on June 1, 2021, the ESPP became effective on July 2, 2021.

ESPP Highlights

The ESPP:

•
reserves 3,777 Common Shares. As of March 21, 2025, the closing price of a Common Share on Nasdaq was $3.69;
•
permits a participant to contribute up to 15% of his or her eligible compensation each pay period through payroll deductions;
•
establishes offering periods (usually two 6-month offering periods);
•
permits participants to purchase Common Shares at a purchase price equal to 85% of the lesser of (i) the Fair Market Value of the Common Shares on the first trading day of an offering period (the “Offering Date”), and (ii) the Fair Market Value of the Common Shares on the last trading day of any offering period (or purchase period, if applicable) (the “Exercise Date”); and
•
limits the value of Common Shares that a participant may purchase in a calendar year to $25,000 and limits the number of Common Shares that may be purchased by a participant under the ESPP to less than 5% of the outstanding Common Shares or 10,000 Common Shares per offering period.

ESPP Benefits

Participation in the ESPP is voluntary and each eligible employee will have the discretion to determine whether and to what extent to participate in and contribute to the ESPP. Accordingly, the benefits and amounts that will be received or allocated to officers and other employees under the ESPP are not determinable at this time.

Summary of Material Provisions of the ESPP

The following brief summary of the ESPP is not intended to be exhaustive and is qualified in its entirety by the terms of the ESPP, a copy of which is attached as Appendix C to the Corporation’s proxy statement dated April 20, 2021.

Plan Administration

The ESPP is administrated by the Compensation Committee, or by the Board acting in place of the Compensation Committee. Subject to the terms of the ESPP, the Compensation Committee has the authority to, among other matters determine the terms and conditions of offerings under the ESPP, determine the eligibility of participants, and construe, interpret and apply the terms of the ESPP.

Common Shares Reserved for Issuance

Subject to customary capitalization adjustments, the maximum number of Common Shares reserved for issuance from treasury under the ESPP is 3,777.

Eligibility

Any individual who is a common law employee of the Corporation and any of its subsidiaries designated by the Compensation Committee for at least 20 hours per week on any given Offering Date will be eligible to participate in the ESPP.

The Compensation Committee may, in its discretion, exclude the following categories of employees from participation: (i) employees who have not completed at least two years of service since their last hire date; (ii) employees who customarily work not more than 20 hours per week or five months per calendar year; or (iii) certain highly-compensated employees.

As of March 28, 2025, there are 13 employees which are eligible to participate under the ESPP.

Offering Periods

The ESPP is currently expected to be administered through consecutive six-month periods referred to as “Offering Periods”. The Offering Periods will be determined by the Compensation Committee, provided that no Offering Period may extend for a period longer than 27 months.

On the Offering Date, each eligible employee who has properly enrolled in that Offering Period will be granted an option to purchase Common Shares to be funded by payroll deductions, based on the participant’s elected contribution rate. Unless a participant has properly withdrawn from the Offering Period, each option granted under the ESPP will automatically be exercised on the Exercise Date. The purchase price will be equal to 85% of the lesser of the Fair Market Value of the Common Shares on (i) the Offering Date; and (ii) the Exercise Date.

Contribution and Purchase Limitations

Unless otherwise determined by the Compensation Committee in accordance with the terms of the ESPP, no participant may (i) elect a contribution rate of more than 15% of his or her compensation for the purchase of Common Shares under the ESPP in any one payroll period; (ii) purchase more than 10,000 Common Shares under the ESPP on any one Exercise Date; or (iii) purchase Common Shares that have a Fair Market Value of more than $25,000, determined as of the Offering Date, in any calendar year.

Certain Corporate Transactions

If the number of outstanding Common Shares is changed by a dividend or other distribution (whether in the form of cash, Common Shares, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of Common Shares or other securities of the Corporation, or other change in the corporate structure of the Corporation affecting the Common Shares occur, the Compensation Committee, in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the ESPP will, in such manner as it may deem equitable, adjust the number and class of shares which may be delivered under the ESPP, the purchase price and the number of Common Shares covered by each option under the ESPP which has not yet been exercised, and the contribution and purchase limitations.

Amendments and Termination

The Compensation Committee may generally amend, suspend, or terminate the ESPP at any time without Shareholder approval.

During the year ended December 31, 2024, Named Executive Officers, as a group, did not purchase any Common Shares pursuant to the ESPP. Employees purchased an aggregate of 922 Common Shares pursuant to the ESPP during the same period.

Equity Compensation Plan Information

The following table sets forth certain details as at the end of the year ended December 31, 2024 with respect to compensation plans pursuant to which equity securities of the Corporation are authorized for issuance.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of Common Shares remaining available for future issuance under the equity compensation plans (Excluding Common Shares reflected in Column (a))(1)
Equity compensation plans approved by security holders	39,489	$1,170.30	12,723
Equity compensation plans not approved by security holders	—	—	—
Total	39,489	$1,170.30	12,723

(1)
Includes share option awards, RSUs, and dividend equivalents that may be awarded under our 2021 Stock Incentive Plan and Share Option Plan as at December 31, 2024.

Annual Burn Rate

The following table provides the annual burn rate associated with the 2021 Stock Incentive Plan and the Share Option Plan for each of the Corporation’s three most recent fiscal years:

Equity Compensation Plan	Fiscal year	Number of securities granted under the plan(1)(2)	Weighted average number of securities outstanding(1)(3)	Annual burn rate(4)
2021 Stock Incentive Plan	2024	13,606	698,980	1.95%
	2023	8,498	225,154	3.77%
	2022	14,655	205,036	7.15%
Share Option Plan	2024	—	—	—
	2023	—	—	—
	2022	—	—	—

(1)
The numbers have been reduced in the table above in accordance with the 30:1 reverse stock split effected on February 26, 2025.
(2)
Corresponds to the number of securities granted under the plan in the applicable fiscal year.
(3)
The weighted average number of securities outstanding during the period corresponds to the number of securities outstanding at the beginning of the period, adjusted by the number of securities repurchased or issued during the period, and multiplied by a time-weighting factor.
(4)
The annual burn rate percent corresponds to the number of securities granted under the plan divided by the weighted average number of securities outstanding.

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

Review, Approval and Ratification of Related Party Transactions

Our Audit Committee is tasked with reviewing related party transactions to determine whether such transactions are fair to the Company and its shareholders. The Audit Committee of the Board of Directors of the Company will also review and approve any issues relating to conflicts of interests and all related party transactions of the Company (“Related Party Transactions”). The Audit Committee, in undertaking such review and will analyze the following factors, in addition to any other factors the Audit Committee deems appropriate, in determining whether to approve a Related Party Transaction: (1) the fairness of the terms for the Company (including fairness from a financial point of view); (2) the materiality of the transaction; (3) bids / terms for such transaction from unrelated parties; (4) the structure of the transaction; (5) the policies, rules and regulations of the U.S. federal and state securities laws; (6) the policies of the Committee; and (7) interests of each related party in the transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit, Audit-Related, Tax and Other Fees

The tables below present fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2024 and 2023, respectively.

	2024	2023
Audit Fees(1)	$587,537	$467,098
Tax Fees(2)	7,226	30,129
Total	$594,763	$497,227

(1)
Audit fees consisted of the audit of our annual financial statements for the fiscal years ended December 31, 2024 and 2023, respectively, and interim reviews. In addition, audit fees consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the issuer’s financials and include the provision of comfort letters and consents and the review of documents filed with regulatory authorities.
(2)
Tax fees include fees billed for assistance in the preparation of corporate tax returns and related filings and general tax advisory services.
(3)
All fees by KPMG are invoiced and paid in Canadian dollars. Fees for 2024 have been translated to U.S. dollars at the Bank of Canada average annual exchange rate of 0.7300 and 2023 have been translated to U.S. dollars at the Bank of Canada average annual exchange rate of 0.7410.

Pre-Approval Policies and Procedures

The Audit Committee has adopted procedures pursuant to which all audit, audit-related and tax services, and all permissible non-audit services provided by our independent registered public accounting firm must be pre-approved by the Audit Committee. All services rendered by KPMG LLP during our fiscal year 2024 were permissible under applicable laws and regulations and were all approved in advance by the Audit Committee in accordance with the rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002.

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

19.1	Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm (KPMG)

24.1*	Powers of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Aptose Bioscience Inc. Clawback Policy

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ITEM 16. form 10-k summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 28th day of March, 2025.

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

Years ended December 31, 2024 and 2023

Aptose Biosciences Inc. March 28, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Aptose Biosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Aptose Biosciences Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(b) to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Aptose Biosciences Inc. March 28, 2025

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

Evaluation of Research and Development Prepaid and Accrued Costs

As discussed in Notes 2(j), 5 and 9 to the consolidated financial statements, the Company records expenses for research and development activities based on management’s estimates of services received and efforts expended pursuant to contracts with vendors that conduct research and development on the Company’s behalf. The financial terms vary from contract to contract and may result in uneven payment flows as compared with services performed or products delivered. As a result, the Company is required to estimate research and development expenses incurred during the period, which impacts the amount of accrued expenses and prepaid balances related to such costs as of each balance sheet date. Management estimates the amount of work completed through discussions with internal personnel and the contract research and contract manufacturing organizations as to the progress or stage of completion of the services. The Company’s estimates are based on a number of factors, including the Company’s knowledge of the status of each of the research and development project milestones, and contract terms together with related executed change orders. Management makes significant judgments and estimates in determining the accrued balance at the end of each reporting period.

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

The following are the primary procedures we performed to address this critical audit matter. For a selection of prepaid and accrued costs amounts for research and development projects, we assessed the Company’s estimates by:

• inquiring with Company personnel responsible for overseeing the research and development activities to understand progress of the activities including project milestones, and contract terms together with related executed change orders

• inspecting the terms of the contracts, including related executed change orders, between the Company and the respective contract research and contract manufacturing organizations, the correspondence between the Company and these organizations as to the completion status, invoices received by the Company subsequent to period end, and using this information to arrive at an independent estimate of the prepaid or accrual amounts and comparing it to the amounts recorded by the Company

/s/KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

We have served as the Company’s auditor since 1994.

Vaughan, Canada

March 28, 2025

APTOSE BIOSCIENCES INC.

Consolidated Statements of Financial Position

(In thousands of U.S. dollars, except for common share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$6,152	$9,252
Restricted cash equivalents, current	555	—
Prepaid expenses	2,253	2,042
Other current assets	570	600
Total current assets	9,530	11,894

Non-current assets:
Property and equipment, net	26	152
Right-of-use assets, operating leases	571	943
Total non-current assets	597	1,095
Total assets	$10,127	$12,989

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable to related parties	$—	$2,554
Accounts payable	1,258	3,492
Accrued liabilities	2,773	8,829
Current portion of lease liability, operating lease	428	394
Total current liabilities	4,459	15,269

Non-current liabilities:
Lease liability, operating leases	193	621
Loan payable to related party	10,018	—
Total non-current liabilities	10,211	621
Total liabilities	14,670	15,890

Shareholders’ deficit:
Share capital:
Common shares, no par value, unlimited authorized shares, 2,006,028 and 264,745 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	457,404	444,806
Additional paid-in capital	83,336	72,146
Accumulated other comprehensive loss	(4,316)	(4,316)
Accumulated deficit	(540,967)	(515,537)
Total shareholders’ deficit	(4,543)	(2,901)

Total liabilities and shareholders’ deficit	$10,127	$12,989

Going concern, see Note 2(b).

Commitments, see Note 10.

Subsequent events, see Note 17.

The accompanying notes are an integral part of these consolidated financial statements.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Loss and Comprehensive Loss

(In thousands of U.S. dollars, except for common share and per common share data)

	Year ended December 31, 2024	Year ended December 31, 2023
Revenue	$—	$—
Expenses:
Research and development, related party	—	3,492
Research and development	15,103	33,273
General and administrative	11,154	15,591
Total expenses	26,257	52,356
Other income/(expense):
Interest income	357	1,151
Interest expense, related party	(207)	—
Change in fair value of warrants	686	—
Foreign exchange loss	(9)	(2)
Total other income	827	1,149
Net loss	(25,430)	(51,207)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	—	2
Total comprehensive loss	$(25,430)	$(51,205)
Basic and diluted loss per common share	$(36.38)	$(227.43)
Weighted average number of common shares outstanding used in the calculation of basic and diluted loss per share	698,980	225,154

The accompanying notes are an integral part of these consolidated financial statements.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(In thousands of U.S. dollars, except for common share data)

	Common Shares
	Number	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total
Balance, December 31, 2023	264,745	$444,806	$72,146	$(4,316)	$(515,537)	$(2,901)
Common shares and warrants issued pursuant to the November 2024 Public Offering	1,333,333	5,066	1,854			6,920
Shares and warrants issued pursuant to the Registered Direct Offering	60,000	779	3,245	—	—	4,024
Common shares issued pursuant to the exercise of the Pre-Funded Warrants	68,500	—	2	—	—	2
Common shares and warrants issued pursuant to the Hanmi Private Placement	70,175	1,877	1,138	—	—	3,015
Common shares and warrants issued pursuant to the January 2024 Public Offering	188,304	4,236	3,891	—	—	8,127
Common shares issued under the 2023 Committed Equity Facility	17,332	635	—	—	—	635
Common shares issued under the 2022 ATM Facility	2,717	(21)	—	—	—	(21)
Stock-based compensation	—	—	1,060	—	—	1,060
Common shares issued under the ESPP	922	26	—	—	—	26
Net loss	—	—	—	—	(25,430)	(25,430)
Balance, December 31, 2024	2,006,028	$457,404	$83,336	$(4,316)	$(540,967)	$(4,543)

Balance, December 31, 2022	205,306	$437,520	$68,869	$(4,318)	$(464,330)	$37,741
Common shares issued under the Hanmi Subscription Agreement	22,281	2,989	—	—	—	2,989
Common shares issued in exchange for RSUs	1,266	376	(376)	—	—	—
Common shares issued under the October 2022 ATM	11,198	1,809	—	—	—	1,809
Common shares issued under the 2023 Committed Equity Facility	24,499	2,083	—	—	—	2,083
Stock-based compensation	—	—	3,653	—	—	3,653
Common shares issued under the ESPP	195	29	—	—	—	29
Other comprehensive gain	—	—	—	2	—	2
Net loss	—	—	—	—	(51,207)	(51,207)
Balance, December 31, 2023	264,745	$444,806	$72,146	$(4,316)	$(515,537)	$(2,901)

The accompanying notes are an integral part of these consolidated financial statements.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Year ended December 31, 2024	Year ended December 31, 2023
Cash flows from operating activities:
Net loss	$(25,430)	$(51,207)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	1,060	3,653
Change in fair value of warrants	(686)	—
Depreciation of property and equipment	32	88
Loss on disposal of property and equipment	76	—
Amortization of right-of-use assets	372	378
Interest on lease liabilities	64	93
Interest on loan payable to related party	18	—
Change in operating assets and liabilities:
Prepaid expenses	(211)	261
Operating lease payments	(458)	(405)
Other assets	30	(343)
Accounts payable	—	—
Accounts payable, related party	(2,554)	(430)
Accounts payable	(2,234)	150
Accrued liabilities, related party	—	(572)
Accrued liabilities	(6,056)	3,744
Cash used in operating activities	(35,977)	(44,590)
Cash flows from financing activities:
Proceeds from loan payable with related parties	10,000	—
Issuance of common shares and warrants pursuant to the November 2024 Public Offering	6,920	—
Issuance of common shares pursuant to the June 2024 Registered Direct Offering	4,024	—
Proceeds from the June 2024 Pre-funded warrants exercise	2	—
Issuance of common shares and warrants pursuant to the January 2024 Public Offering	8,127	—
Issuance of common shares and warrants pursuant to the Hanmi Private Placement	3,701	2,989
Issuance of common shares under 2023 Committed Equity Facility	635	2,083
Issuance of common shares under 2022 ATM	(21)	1,809
Issuance of commons shares under the ESPP share purchase	26	29
Cash provided by financing activities	33,414	6,910
Cash flows from investing activities:
Maturity of investments, net	—	9,989
Proceeds from disposal of property and equipment	23	—
Purchase of property and equipment	(5)	(29)
Cash provided by investing activities	18	9,960
Effect of exchange rate fluctuations on cash and cash equivalents	—	2
Decrease in cash, cash equivalents, and restricted cash equivalents	(2,545)	(27,718)
Cash, cash equivalents and restricted cash, beginning of year	9,252	36,970
Cash, cash equivalents and restricted cash, end of the year	$6,707	$9,252

The accompanying notes are an integral part of these consolidated financial statements.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Cash Flows (Continued)

(In thousands of U.S. dollars)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the consolidated statements of financial position that sum to the total of the amounts shown in the consolidated statements of cash flows:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$6,152	$9,252
Restricted cash	555	—
Total cash, cash equivalents, and restricted cash equivalents shown in the consolidated statements of cash flows	$6,707	$9,252

The accompanying notes are an integral part of these consolidated financial statements.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

1.
Reporting entity

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

2.
Significant accounting policies
(a)
Reverse stock split

On February 26, 2025, the Company effected a 1-for-30 reverse stock split of the shares of its Common Shares (the “Reverse Stock Split”). The par value and the authorized shares of the Common Shares were not adjusted as a result of the Reverse Stock Split. All of the Company’s issued and outstanding common shares (the “Common Shares”), stock options and warrants have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. See also Note 12.

(b)
Basis of presentation - Going Concern

These consolidated financial statements have been prepared in conformity with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”), related to annual reports filed on Form 10-K, assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company's ability to continue as a going concern exists. As of March 28, 2025, we estimate that we have sufficient liquidity to support the Company's operations until April 2025.

Since our inception, we have financed our operations and technology acquisitions primarily through equity financing, proceeds from the exercise of warrants and stock options, and interest income on funds held for future investment. Cash used for operating activities has primarily consisted of salaries and wages for our management and employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, licensing fees, drug manufacturing costs, laboratory supplies and materials, and professional fees. Due to the early stage of our clinical trials, we do not expect to generate positive cash flow from operations for the foreseeable future. Negative cash flows are expected to continue until we receive regulatory approval to commercialize any of our products under development and/or when royalty or milestone revenue from such products exceeds expenses.

We reported net losses of $25.4 million in the fiscal year ended December 31, 2024 and $51.2 million in the fiscal year ended December 31, 2023, As of December 31, 2024, the Company had an accumulated deficit of $541.0 million (December 31, 2023, $515.5 million); cash, cash equivalents and restricted cash equivalents balances of approximately $6.7 million (December 31, 2023, $9.3 million); current assets less current liabilities of approximately $5.1 million (December 31, 2023, negative $3.4 million); and negative shareholders’ equity of $4.5 million (December 31, 2023, negative shareholders’ equity of $2.9 million). Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment in our clinical trials, the amount of drug product we will require to support our clinical trials and general corporate overhead costs to support our operations. We have based these

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

estimates on assumptions and plans that may change and could impact the magnitude and/or timing of operating expenses and our cash runway.

Management recognizes that in order to meet the capital requirements and to continue to operate, additional financing will be necessary. The Company plans to raise additional funds to fund our business operations through equity financing or other financing activities (see also Note 12 and Note 13). Management continues considering other options for raising capital including debt, equity, through collaborations or reorganization to reduce operational expenses. However, given the decrease in the share price, as well as the effect of complying with Nasdaq’s minimum equity requirement of $2.5 million by March 31, 2025, the possibility of being delisted from Nasdaq and the difficulty for micro-cap market capitalization companies to raise significant capital, the Company may be unable to access financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

Our ability to raise additional funds has been affected by adverse market conditions, the status of our product pipeline, possible delays in enrollment in our trial, and various other factors and we may be unable to raise capital when needed, or on terms favorable to us. The raising of additional capital to make bulk payments to repay accounts payable, if successful, would potentially alleviate any significant doubt on the Company’s ability to continue as a going concern. In the event that debt or equity financing is unable to be secured or contemplated, and trade sales fail to materialize, the Company may need to resolve to other means of protecting its assets in the best interests of its shareholders, including foreclosure or forced liquidation and/or seeking creditors’ protection.

The aforementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company is unable to continue as a going concern; these types of adjustments could be material.

(c)
Basis of presentation - functional currency, presentation currency and consolidation

The functional and presentation currency of the Company is the U.S. dollar. These consolidated financial statements include the accounts of its subsidiaries. All intercompany transactions, balances, revenue, and expenses are eliminated on consolidation.

(d) Significant accounting policies, estimates and judgments

The preparation of the consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of accounting policies and reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual outcomes could differ from those estimates. The consolidated financial statements contain estimates, which by their nature, are uncertain, including estimates surrounding accrued research and development expenses. The impacts of such estimates are pervasive throughout the consolidated financial statements and may require accounting adjustments based on future occurrences. The estimates and underlying assumptions are reviewed on a regular basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected.

(e) Cash and cash equivalents

Cash and cash equivalents are short-term highly liquid investments with original maturities of 90 days or less as of the date of purchase. Cash equivalents are accounted for an amortized cost basis, which approximates their fair value due to their short-term maturities.

(f) Restricted cash equivalents

Restricted cash equivalents are money market funds that reflect the balance of unspent proceeds associated with the loan payable to related party.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

(g) Concentration of risk

The Company is subject to credit risk from its cash, cash equivalents and restricted cash equivalents. The carrying amount of the financial assets represents the maximum credit exposure. The Company manages credit risk associated with its cash, cash equivalents and restricted cash equivalents by maintaining minimum standards of R1‑low or A‑low investments. The Company invests only in highly rated corporations and treasury bills, which are capable of prompt liquidation.

The Company has cash accounts in Canada and the U.S. The Canada Deposit Insurance Corporation (“CDIC”) and the U.S. Federal Deposit Insurance Corporation ("FDIC") provide insurance to protect depositors against the loss of their deposits in case of a bank failure. However, the maximum amount of coverage varies by jurisdiction and account type. In Canada, the CDIC insures eligible deposits up to $100,000 (CAD) per depositor, per insured category, per member institution. In the United States, the FDIC insures deposits up to $250,000 per depositor, per insured bank, for each account ownership category. It is important to note that not all deposits are eligible for insurance coverage. For example, deposits in foreign currency, deposits held in trust, and investments such as mutual funds, stocks, and bonds are not insured by either the FDIC or the CDIC.

The Company is subject to intermediary risk associated with the actions of financial intermediaries, such as banks or investment managers, who act on behalf of clients to buy and sell assets. The Company has diversified its investments with two large financial institutions to reduce the concentration of risk in any one institution. This measure reduces the likelihood of being significantly impacted by the failure of a single financial institution.

The Company has reduced the exposure to individual investment vehicles to minimize the risk of loss in case of adverse events. The Company has diversified the investment portfolio across different asset classes and investment vehicles to achieve this goal.

(h) Property and equipment

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

(i) Leases

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

(j)
Research and development

Research and development (“R&D”) costs are expensed as incurred. R&D costs consist primarily of salaries and benefits, stock-based compensation, manufacturing, contract services, clinical trials and research related overhead. Non-refundable advance payments for goods and services that will be used in future research are recorded in prepaid and other assets and are expensed when the services are performed.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

The Company records expenses for R&D activities based on management’s estimates of services received and efforts expended pursuant to contracts with vendors that conduct research and development on the Company’s behalf. The financial terms vary from contract to contract and may result in uneven payment flows as compared with services performed or products delivered. As a result, the Company is required to estimate research and development expenses incurred during the period, which impacts the amount of accrued expenses and prepaid balances related to such costs as of each balance sheet date. Management estimates the amount of work completed through discussions with internal personnel and the contract research and contract manufacturing organizations as to the progress or stage of completion of the services. The Company’s estimates are based on a number of factors, including the Company’s knowledge of the status of each of the research and development project milestones, and contract terms together with related executed change orders. Management makes significant judgments and estimates in determining the accrued balance at the end of each reporting period.

(k)
Fair value

The Company measures its financial assets and liabilities at fair value. The carrying amounts for the Company’s financial instruments, including cash, cash equivalents and restricted cash equivalents, accounts payable and accrued liabilities approximate their fair value due to their short maturities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

(l)
Warrants

The Company accounts for share purchase warrants issued in connection with financing activities in accordance with the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own shares. The registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. All of the warrants issued in connection with financing activities (see Note 12, Share capital) have been classified as equity, with the grant date fair value of the instruments allocated between Common Shares and Additional paid-in capital based on the relative fair values of the base instrument and the warrants. The Company uses the Black-Scholes pricing model to value the warrants. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment. A small change in the estimates used may cause a relatively large change in the estimated valuation. The estimated volatility of the Company’s Common Shares at the date of issuance, and at each subsequent reporting period, is based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the zero-coupon rate for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

(m)
Stock-based compensation

The Company has a stock‑based compensation plan (the “Stock Option Plan”) available to officers, directors, employees, and consultants with grants under the Stock Option Plan approved by the Company’s Board of Directors. Under the Stock Option Plan, the exercise price of each option equals the closing trading price of the Company’s stock on the day prior to the grant if the grant is made during the trading day or the closing trading price on the day of the grant if the grant is issued after markets have closed. Vesting is provided for at the discretion of the Board of Directors and the expiration of options is to be no greater than 10 years from the date of grant.

The Company uses the fair value-based method of accounting for employee awards granted under the Stock Option Plan. The Company calculates the fair value of each stock option grant using the Black‑Scholes option pricing model at the grant date. The stock‑based compensation cost of the options is recognized as stock‑based compensation expense over the relevant vesting period of the stock options using an estimate of the number of options that will eventually vest.

Stock options awarded to non‑employees are measured at the grant-date fair value of the equity instruments issued in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2018-07, Topic 718.

The Company has a stock incentive plan pursuant to which the Board may grant equity settled stock‑based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non‑employee directors of the Company. Compensation cost for restricted share units is

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

measured at fair value at the date of grant, which is the market price of the underlying security, and is expensed over the award’s vesting period on a straight-line basis using an estimate of the number of awards that will eventually vest.

(n)
Segment reporting

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

(o)
Loss per share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during the year. Diluted loss per share is computed similarly to basic loss per share except that the weighted average share outstanding is increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire Common Shares at the average market price during the year. The inclusion of the Company’s stock options and warrants in the computation of diluted loss per share has an anti‑dilutive effect on the loss per share and, therefore, they have been excluded from the calculation of diluted loss per share.

(p)
Income taxes

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filing is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as components of income tax expense. As of December 31, 2024 and December 31, 2023, the Company has not recorded any reserves for potential payments as the Company has a history of losses and does not have any revenue from operations.

(q) Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is intended to improve disclosures by requiring additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. The standard will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The standard updates may be applied on either a prospective or retrospective basis. We are currently evaluating the disclosure requirements related to this new standard.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on the consolidated financial statements and related disclosures.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

3.
Cash and cash equivalents

Cash and cash equivalents consists of cash of $1,506 thousand (December 31, 2023 ‑ $2,764 thousand) and deposits in high interest savings accounts, money market funds and accounts with original maturities less than 90 days totaling $4,646 thousand (December 31, 2023 ‑ $6,488 thousand).

4.
Restricted cash equivalents

Restricted cash equivalents consist of deposits in high interest savings accounts, money market funds and accounts with original maturities less than 90 days totaling $555 thousand (December 31, 2023 - nil).

On August 27, 2024, the Company and Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) entered into a loan agreement, pursuant to which Hanmi agreed to loan $10 million to Aptose (the “Hanmi Loan Agreement”). Under the terms of the Hanmi Loan Agreement, the loan proceeds are restricted to be used for Tuspetinib-related business operation purposes, unless otherwise authorized by Hanmi. The use of the funds is also contingent upon the Company meeting specific manufacturing and clinical milestones. The restricted cash equivalents noted above reflects the balance, as of December 31, 2024, of the unspent proceeds associated with the Hanmi Loan Agreement. See Note 11, Related party transactions.

5.
Prepaid expenses

Prepaid expenses are comprised of the following:

	December 31, 2024	December 31, 2023
Prepaid research and development expenses	$1,648	$720
Prepaid insurance	558	882
Other prepaid expenses	47	440
Total	$2,253	$2,042

6.
Property and equipment, net

Property and equipment, net consists of the following:

December 31, 2024	Cost	Accumulated depreciation	Net book value
Laboratory equipment	$—	$—	$—
Computer hardware	33	29	4
Computer software	222	222	—
Office furniture	118	117	1
Leasehold improvements	171	150	21
Total	$544	$518	$26

December 31, 2023	Cost	Accumulated depreciation	Net book value
Laboratory equipment	$197	$87	$110
Computer hardware	29	25	4
Computer software	222	222	—
Office furniture	140	132	8
Leasehold improvements	213	183	30
Total	$801	$649	$152

Depreciation expense for the years ended December 31, 2024 and 2023 were $32 thousand and $88 thousand, respectively.

During the year ended December 31, 2024, the Company recorded a loss on disposition of fixed assets of $76 thousand, with these assets having had an original cost of $262 thousand and accumulated depreciation of

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

$164 thousand. There was no loss on disposal of fixed assets in the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, the Company had additions to fixed assets of $5 thousand and $29 thousand, respectively.

7.
Right-of-use assets, operating leases, net

Right of use assets, operating leases, net are comprised of the following:

	Year ended December 31, 2024	Year ended December 31, 2023

Right-of-use assets, operating leases, beginning of year	$3,124	$3,100
Additions to right-of-use assets	—	24
Right-of-use assets, end of year	3,124	3,124
Less: Accumulated amortization	(2,553)	(2,181)
Right-of use assets, operating leases, net	$571	$943

8.
Fair value measurements and financial instruments

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

Level 3 ‑ inputs are unobservable (supported by little or no market activity).

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

The following table presents the fair value of the Company’s financial instruments for the years presented:

	December 31, 2024	Level 1	Level 2	Level 3
Assets
High interest savings accounts	$5,201	$—	$5,201	$—
Total	$5,201	$—	$5,201	$—

	December 31, 2023	Level 1	Level 2	Level 3
Assets
High interest savings accounts	$2,002	$—	$2,002	$—
United States Treasury Bills	4,486	—	4,486	—
Total	$6,488	$—	$6,488	$—

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

9.
Accrued liabilities

Accrued liabilities as of December 31, 2024 and December 31, 2023 consist of the following:

	December 31, 2024	December 31, 2023
Accrued personnel-related costs	$982	$1,989
Accrued research and development expenses	1,647	6,527
Other accrued expenses	144	313
Total	$2,773	$8,829

10.
Lease liability

Aptose leases office space in San Diego, California, pursuant to a lease agreement that is scheduled to expire on May 31, 2026. Aptose previously had leased laboratory space in San Diego, which we exited prior to the expiration of the lease on February 28, 2023. We leased office space in Toronto, Ontario, Canada, which lease expired on June 30, 2024. The Company has not included any extension periods in calculating its right-to-use assets and lease liabilities. The Company also enters into leases for small office equipment.

To calculate the lease liability, the lease payments in the table below were discounted over the remaining term of the leases using the Company’s incremental borrowing rate as of January 1, 2019 for existing leases at the time of adopting the FASB’s Accounting Standards Codification (“ASC”) no. 842, Leases (“ASC 842”) and for new leases after the adoption of ASC 842, as of the date of the execution date of the new lease. The following table presents the weighted average remaining term of the leases and the weighted average discount rate:

Lease liability is comprised as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining term – operating leases (years)	1.4	2.4
Weighted-average discount rate – operating leases	7.90%	7.38%

Lease liability, total	$621	$1,015
Less: current portion of lease liability	428	394
Lease liability, non-current	$193	$621

Operating lease costs and operating lease cash flows presented for the years ended December 31, 2024 and 2023 are as follows:

	Year ended December 31, 2024	Year Ended December 31, 2023

Operating lease cost	$438	$471
Operating cash flows from operating leases	$458	$405

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

At December 31, 2024, future minimum payments of lease liabilities were as follows :

Years ending December 31,	Amount
2025	462
2026	197
Total minimum lease payments	$659
Less: imputed interest	(38)
Present value of lease liabilities	621
Less: current portion of lease liability	(428)
Lease liability, non-current	$193

11.
Related party transactions

Hanmi Pharmaceutical Co. Ltd. (“Hanmi”)

On November 4, 2021, Aptose entered into a licensing agreement (the "Tuspetinib Licensing Agreement") with the South Korean company Hanmi. Under the terms of the Tuspetinib Licensing Agreement, Hanmi granted Aptose exclusive worldwide rights to tuspetinib for all indications. Hanmi received an upfront payment of $12.5 million, including $5 million in cash and $7.5 million in Common Shares. Aptose issued Hanmi 7,190 Common Shares in this upfront licensing payment. Hanmi will also receive up to $407.5 million in future milestone payments contingent upon achieving certain clinical, regulatory and sales milestones across several potential indications, as well as tiered royalties on net sales. The term of the agreement will continue on a product-by-product and country-by-country basis until the expiration of the royalty period for such product in such country. The licenses to Aptose will survive and become non-exclusive, perpetual, irrevocable and fully paid-up on a product-by-product and country-by-country basis, upon their natural expiration under the terms of the agreement.

In 2022, the Company and Hanmi also entered into a separate supply agreement for additional production of new drug substance and drug product to support further tuspetinib clinical development (the “Supply Agreement”), for which the Company pays Hanmi per batch of production. For the years ended December 31, 2024 and 2023 expenses related to the Supply Agreement totaled nil and $3.6 million, respectively. Since inception to December 31, 2024, $7.1 million had been expended under the Supply Agreement.

Under the Supply Agreement, the Company paid to Hanmi $2.6 million and $4.5 million for the years ended December 31, 2024 and 2023, respectively. Upon paying Hanmi $2.6 million in 2024, the Company reduced its accounts payable to Hanmi to nil. At December 31, 2024 and 2023 accounts payable and accrued liabilities to Hanmi were nil and nil, and $2.6 million and nil, respectively.

On August 27, 2024, the Company and Hanmi entered into a loan agreement with Hanmi, pursuant to which Hanmi agreed to loan $10 million to Aptose. Under the terms of the Hanmi Loan Agreement, the loan proceeds are restricted to be used for Tuspetinib related business operation purposes, unless otherwise authorized by Hanmi. The use of the funds is also contingent upon the Company meeting specific manufacturing and clinical milestones as outlined in the agreement. The loan is repayable in full on January 31, 2027, with an initial interest period ended on September 30, 2024 and subsequent interest payments due at the end of each three-month period thereafter. Aptose may repay all or any portion of the outstanding principal at any time without penalty, provided that any accrued and unpaid interest on the principal amount being repaid is also settled. The accrued interest on the unpaid principal loan is payable at the periods specified on the Hanmi Loan Agreement at a rate of 6% per annum. During the year ended December 31, 2024, Aptose paid $189 thousand of interest pursuant to the Hanmi Loan Agreement. And as of December 31, 2024, interest expense, related party was $207 thousand and accrued interest was $18 thousand, which is added to the principal of $10 million in non-current liabilities on the statement of financial position.

On September 2, 2024, and in connection with the Hanmi Loan Agreement, Aptose and Hanmi executed a letter of understanding, which outlines the steps associated with the negotiation of a co-development collaboration agreement for the advancement of tuspetinib (the "Future Collaboration Agreement"). Under the terms of the Future Collaboration Agreement, upon execution, the loan principal and any accrued and unpaid interest under the Hanmi Loan Agreement will automatically convert to Hanmi's prepayment of future milestone obligations under the Future Collaboration Agreement. Upon conversion, the Hanmi Loan Agreement, consisting of the $10 million loan principal

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

with any accrued and unpaid interest, would be deemed fully paid and satisfied. Hanmi has a security interest over all inventory of drug substances and drug products related to the Tuspetinib License Agreement.

As of December 31, 2024 Hanmi held 99,647 Common Shares and 77,972 warrants to purchase Common Shares at an exchange price of $51.30 per Common Shares of Aptose. See also Note 12, Share capital.

12.
Share capital

The Company has authorized share capital of an unlimited number of common voting shares.

(a)
Equity issuances:
(i)
2022 At-The-Market Facility ("ATM")

On December 9, 2022, the Company entered into an equity distribution agreement pursuant to which the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $50 million through Jones Trading Institutional Services LLC ("Jones Trading") on Nasdaq (the "2022 ATM Facility"). During the current year up to May 30, 2024, the date on which the Company terminated the 2022 ATM Facility, the Company issued 2,717 Common Shares under this 2022 ATM Facility at an average price of $36.60 per share for gross proceeds of $100 thousand (net of $121 thousand of share issuance costs). On May 30, 2024, the Company terminated the 2022 At-The-Market Facility. From inception to May 30, 2024, the date the Company terminated the 2022 ATM Facility, the Company raised a total of $2.0 million of gross proceeds ($2.0 million, net of share issuance costs) under the 2022 ATM Facility. Costs associated with the proceeds consisted of a 3% cash commission.

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

Upon entering into the 2023 Committed Equity Facility, the Company agreed to issue to Keystone an aggregate of 838 Common Shares (the “Commitment Shares”) as consideration for Keystone’s commitment to purchase Common Shares upon the Company’s direction under the 2023 Committed Equity Facility. The Company issued 251 Common Shares, or 30% of the Commitment Shares, on the date of the 2023 Committed Equity Facility Agreement. An additional 251 Common Shares, or 30% of the Commitment Shares, were issued to Keystone in October 2023.

During the year ended December 31, 2023, the Company's issuance of Common Shares to Keystone comprised 24,016 Common Shares sold to Keystone at an average price of $87.30 per Common Share for cash proceeds of $2.1 million and 483 Commitment Shares.

During the year ended December 31, 2024, the Company issued 17,003 Common Shares to Keystone at an average price of $40.80 per Common Share for cash proceeds of $694 thousand and 329 Commitment Shares of $23 thousand. The Company recognized $82 thousand of financing costs associated with professional fees.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

Since May 25, 2023 to April 2024, the time the Committed Equity Facility was terminated, the Company's issuance of Common Shares to Keystone comprised of an aggregate of 41,019 Common Shares at an average price of $68.10 per Common Share for aggregate gross cash proceeds of $2.8 million and 838 Commitment Shares.

From May 25, 2023 to the termination of the Committed Equity Facility, the Company recognized $168 thousand of financing costs associated with professional fees. In April 2024, the Company's issuances of Common Shares to Keystone reached the Total Commitment of the Committed Equity Facility, i.e. 19.99% of the Common Shares outstanding immediately prior to the execution of the 2023 Committed Equity Facility Agreement.

(iii)
Hanmi 2023 Investment

On August 10, 2023, the Company entered into a binding term sheet with Hanmi whereby Hanmi agreed at their sole discretion to invest, up to a maximum of $7 million in Aptose up to a total ownership of 19.99% of Aptose by Hanmi. On September 6, 2023, the Company entered into a subscription agreement with Hanmi, pursuant to which the Company agreed to sell 22,281 Common Shares to Hanmi for proceeds of $3 million. See also (iv) Hanmi Private Placement, below for December 31, 2024.

(iv)
January 2024 Public Offering and Hanmi Private Placement

January 2024 Public Offering

On January 30, 2024, the Company completed a public offering (the “January 2024 Public Offering”) of 188,304 Common Shares (including 24,561 Common Shares issued pursuant to a full exercise by the underwriter, Newbridge Securities Corporation (“Newbridge”), of its over-allotment option at a purchase price of $51.30 per Common Share), for aggregate gross proceeds of $9.7 million, less cash transaction costs of $1.6 million. The Company also issued share purchase warrants underlying a total of 188,174 Common Shares to each investor who participated in the January 2024 Public Offering (the “January 2024 Investor Warrants”). Each January 2024 Investor Warrant has an exercise price of $51.30 per share and was exercisable immediately upon issuance. The January 2024 Investor Warrants will expire January 30, 2029.

Also in connection with the January 2024 Public Offering, the Company issued share purchase warrants underlying a total of 18,084 Common Shares to Newbridge as compensation payable thereto, with each warrant having an exercise price of $64.13 per share and being exercisable beginning on July 30, 2025 and recorded as

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

additional transaction costs, with a reduction to Common shares and a corresponding increase to Additional paid-in capital.

Hanmi Private Placement

Concurrently with the January 2024 Public Offering, dated January 31, 2024, the Company completed a private placement with Hanmi (the “Hanmi Private Placement”) of 70,175 Common Shares at a price of $57.00 per Common Share, representing an 11% premium over the price of the Common Shares issued as part of the January 2024 Public Offering, for gross proceeds of $4.0 million, less cash transaction costs of $0.3 million. As part of the January 2024 Private Placement, the Company issued to Hanmi share purchase warrants underlying 77,972 of our Common Shares (the “Hanmi Warrants”). Each Hanmi Warrant has an exercise price of $51.30 per share and were exercisable immediately upon issuance. The Hanmi Warrants will expire on January 31, 2029.

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

Due to modifications made, the warrants were classified as a liability on April 24, 2024, following the amendment of the Hanmi Warrants. After receiving shareholder approval on June 18, 2024, management reevaluated these warrants and determined that they met the criteria to be classified as equity. Consequently, the change in the fair value of the warrants, amounting to $0.7 million during the two-month period when the Hanmi Warrants were classified as liabilities, has been recorded as other income in the consolidated statements of loss. This change is also reflected in the comprehensive loss and additional paid-in capital in the consolidated statements of changes in shareholder equity.

At December 31, 2024 and December 31, 2023 Hanmi held Common Shares of 99,647 and 29,471, respectively. At December 31, 2024 and December 31, 2023 Hanmi held warrants of 77,972 and nil, respectively.

(v)
Registered Direct Offering and concurrent private placement

On June 3, 2024, the Company completed a registered direct offering for the purchase and sale of 60,000 Common Shares at a purchase price of $34.50 per share and 68,500 pre-funded warrants (the “Pre-Funded

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

Warrants”) with an exercise price of $0.03 per Pre-Funded Warrant (the “Registered Direct Offering”). Each Pre-Funded Warrant was exercisable immediately and expire on June 25, 2029.

In a concurrent private placement, Aptose issued unregistered series A warrants to purchase up to 128,500 Common Shares (“Series A Warrants”) and series B warrants to purchase up to 128,500 Common Shares (“Series B Warrants”), each at an exercise price of $34.50 per share. The series A and series B unregistered warrants became exercisable beginning on the effective date of shareholder approval of the issuance of the shares issuable upon exercise of the warrants which was obtained on September 5, 2024. The Series A Warrants expire five years from September 5, 2024 and the Series B Warrants expire March 5, 2026.

The gross proceeds to the Company from the Registered Direct Offering was approximately $4.4 million, less cash transaction costs of approximately $0.4 million, which include placement agent and other professional fees. In addition, H.C. Wainwright (“HCW”), the lead placement agent engaged by the Company for the Registered Direct Offering, received 6,423 warrants, each with an exercise price of $43.13 (the “HCW Warrants”). The HCW warrants are exercisable beginning on June 3, 2024 and will expire on June 3, 2029.

(vi)
September 2024 Common Share issuance

On September 5, 2024, the Company held a Special Meeting of Shareholders pursuant to which, shareholders voted to authorize, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of Common Shares underlying certain warrants in an amount equal to or in excess of 20% of our Common Shares outstanding immediately prior the issuance of such warrants pursuant to the June 2024 Registered Direct Offering. On September 11, 2024, the Company issued 68,500 Common Shares upon the exercise of 68,500 Pre-Funded Warrants for a cash proceeds of $2 thousand at an exercise price of $0.03.

(vii)
November 2024 Public Offering

On November 25, 2024, the Company completed a reasonable best efforts public offering (the “November 2024 Public Offering”) with participation from our CEO and existing and new healthcare focused investors for the purchase and sale of 1,333,333 Common Shares at a price of $6.00 per share and warrants to purchase up to 666,599 Common Shares (the “November 2024 Investor Warrants”). The November 2024 Investor Warrants have an exercise price of $6.00 per share, were exercisable immediately and will expire five years from the issuance date. In connection with the November 2024 Public Offering, the Company received aggregate gross proceeds of $8.0 million, before deducting placement agent fees and other offering expenses, including approximately $1.1 million of placement agent fees of $0.6 million and professional fees of $0.5 million. Additionally, A.G.P./Alliance Global Partners (“AGP”), the lead placement agent engaged by the Company, received 53,333 warrants, each with an exercise price of $8.25 (the “AGP Warrants”). The AGP Warrants were exercisable immediately and will expire five years from November 25, 2024.

For additional information related to warrants, see Note 13.

(b)
Loss per share:

Loss per Common Share is calculated using the weighted average number of Common Shares outstanding and is presented in the table below:

	Year ended December 31, 2024	Year ended December 31, 2023
Net loss	$(25,430)	$(51,207)
Weighted-average common shares – basic and diluted	698,980	225,154
Net loss per share – basic and diluted	$(36.38)	$(227.43)

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

The effect of any potential exercise of the Company’s stock options and warrants outstanding during the years ended December 31, 2024 and December 31, 2023 has been excluded from the calculation of diluted loss per common share as it would be anti‑dilutive.

	Year ended December 31, 2024	Year ended December 31, 2023
Outstanding stock options	39,489	39,465
Outstanding warrants to purchase common shares	1,267,585	-
Total anti-dilutive shares	1,307,074	39,465

13.
Warrants

A summary of the issue-date fair value, which was estimated using the Black-Scholes pricing model, and which was recorded as additional paid-in capital, of share purchase warrants issued during the year ended December 31, 2024 is as follows:

	January 2024 Investor Warrants	Hanmi Warrants	Newbridge Warrants	Series A Warrants	Series B Warrants	HCW Warrants	November 2024 Investor Warrants	AGP Warrants
Issue-date Aptose share price	$59.70	$60.00	$59.70	$28.98	$28.98	$28.98	$5.53	$5.53
Exercise price	$51.30	$51.30	$64.13	$34.50	$34.50	$43.13	$6.00	$8.25
Risk-free interest rate	3.87%	4.0%	4.0%	4.42%	4.98%	4.42%	4.17%	4.17%
Expected dividend yield	—	—	—	—	—	—	—	—
Expected volatility	83.00%	83.00%	83.00%	83.31%	80.02%	83.31%	85.02%	85.02%
Expected life (years)	5.0	5.0	5.0	5.0	1.5	5.0	5.0	5.0
Issue date fair value (per equivalent share)	$42.19	$42.40	$39.97	$19.48	$10.20	$17.87	$3.45	$3.36

A summary of warrant activity during the year ended December 31, 2024 is as follows:

	Common Shares Issuable upon Exercise		Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2023	-		$-	-
Issued	1,336,085		21.25
Exercised	(68,500)	*	0.03
Outstanding as of December 31, 2024	1,267,585		$22.40	4.4
Exercisable as of December 31, 2024	1,267,585		$22.40	4.4
* Pre-Funded Warrants

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

The following table shows the number of outstanding warrants by exercise price and date of expiration as of December 31, 2024:

Shares Issuable Upon Exercise	Exercise Price	Expiration Date

128,500	$34.50	March 5, 2026
18,084	$64.13	January 30, 2029
188,174	$51.30	January 30, 2029
77,972	$51.30	January 31, 2029
6,423	$43.13	June 3, 2029
128,500	$34.50	September 5, 2029
666,599	$6.00	November 25, 2029
53,333	$8.25	November 25, 2029
1,267,585

Upon full exercise of all of the warrants exercisable as of December 31, 2024, the Company would issue an additional 1,267,585 of its Common Shares, which could have a dilutive effect on existing shareholders.

14.
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

The Corporation currently maintains its existing Share Option Plan, previously defined as the Plan and 2015 Stock Incentive Plan ("2015 SIP"). Effective June 1, 2021 no further grants have been made under The Plan or 2015 SIP, though existing grants under the Plan will remain in effect in accordance with their terms.

The aggregate number of our Common Shares, no par value, that may be issued under all awards under the New Incentive Plan is (i) 23,046, plus (ii) any of our Common Shares subject to any outstanding award under our prior plans that, after June 1, 2021, are not purchased or are forfeited or reacquired by us, or otherwise not delivered to the participant due to termination, cancellation or cash settlement of such award subject to the share counting provisions of the New Incentive Plan.

Under both, the Plan and the New Incentive Plan, the exercise price of each option equals the closing trading price of the Company’s stock on the day prior to the grant if the grant is made during the trading day or the closing trading price on the day of grant if the grant is issued after markets have closed. Vesting is provided for at the discretion of the Board of Directors and the expiration of options is to be no greater than 10 years from the date of grant.

The Company uses the fair value-based method of accounting for employee awards granted under both plans. The Company calculates the fair value of each stock option grant using the Black‑Scholes option pricing model at the

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

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

The maximum number of Common Shares which will be made available for sale under the ESPP will be 3,777 Common Shares.

The first six-month offering period began on February 1, 2022 and ended on August 1, 2022. The second six-month period began on August 2, 2022 and ended on February 1, 2023. The third six-month period began on February 2, 2023, and ended on August 1, 2023. The fourth six-month period began on August 2, 2023 and ended on February 1, 2024. The fifth six-month period began on February 2, 2024 and ended on August 1, 2024. There were 922 and 195 Common Shares issued under the ESPP in the years ended December 31, 2024 and 2023, respectively.

Stock option transactions for the year ended December 31, 2024 and December 31, 2023, are summarized as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2022	36,666	$1,566.00
Granted	7,232	296.10
Forfeited	(4,433)	1,526.10
Outstanding, December 31, 2023	39,465	$1,343.40
Granted	13,606	59.97
Forfeited	(13,582)	516.60
Outstanding, December 31, 2024	39,489	$1,170.30	6.5	$—
Exercisable, December 31, 2024	25,208	$1,692.90	5.3	$—
Vested and expected to vest, December 31, 2024	36,513	$1,246.20	6.3	$—

Aggregate intrinsic value represents the excess of the value of the closing stock price on the previous trading day of the respective balance sheet dates over the exercise price of the stock options. Total intrinsic value of options exercised was nil at December 31, 2024 and 2023.

As of December 31, 2024, there was $0.4 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.5 years.

The following table presents the weighted average assumptions that were used in the Black‑Scholes option pricing model to determine the fair value of stock options granted during the period, and the resultant weighted average fair values:

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

	Year ended December 31, 2024	Year ended December 31, 2023
Risk-free interest rate	4.07%	3.42%
Expected dividend yield	—	—
Expected volatility	83.1%	80.3%
Expected life of options (years)	5	5
Grant date fair value	$40.80	$195.90

The Company uses historical data to estimate the expected dividend yield and expected volatility of its Common Shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

The following table presents the vesting terms of options granted in the period:

	Year ended December 31, 2024	Year ended December 31, 2023

	Options	Options
3-year vesting (50%-25%-25%)	667	1,611
4-year vesting (50%-16 2/3%-16 2/3%-16 2/3%)	12,939	5,621
Total stock options granted in the year	13,606	7,232

The Company has a stock incentive plan (SIP) pursuant to which the Board may grant stock-based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company. Each restricted stock unit ("RSU") is automatically redeemed for one Common Share of the Company upon vesting. During the year ended December 31, 2023, the Company granted 1,266 RSUs with immediate vesting and an exercise price of $297.00. On February 6, 2023, all of these RSUs were redeemed for 1,266 Common Shares. The following table presents the vesting and redemption of the RSUs granted in the year ended December 31, 2023. No RSUs were granted in the year ended December 31, 2024.

	Year ended, December 31, 2024		Year ended, December 31, 2023
	Number	Weighted average grant date fair value	Number	Weighted average grant date fair value
Outstanding, beginning of period	—	$—	—	-
Granted	—	—	1,266	297.00
Vested	—	—	(1,266)	(297.00)
Outstanding, end of period	—	$—	—	-

(b)
Share-based payment expense

The Company recorded share-based payment expense related to stock options and RSUs as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Research and development	$346	$1,373
General and administrative	714	2,280
Total	$1,060	$3,653

15.
Collaborative agreements:

The Company enters into research, development and license agreements in the ordinary course of business where the Company receives research services and rights to proprietary technologies. Milestone and royalty payments

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

that may become due under various agreements are dependent on, among other factors, clinical trials, regulatory approvals and ultimately the successful development of a new drug, the outcome and timing of which is uncertain.

On November 4, 2021, the Effective Date, the Company entered into the Tuspetinib Licensing Agreement with Hanmi for global rights to tuspetinib. In consideration of the license and other rights granted, Aptose made an upfront payment to Hanmi in the amount of $12.5 million, including $5.0 million in cash and $7.5 million in Aptose Common Shares. The number of Shares issued was determined using the average market closing price of the Common Shares on the NASDAQ stock market over the five trading day period ending on the Effective Date. Accordingly, Aptose issued 215,703 shares to Hanmi.

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

On March 21, 2016, the Company entered into a license agreement with CrystalGenomics Invites Co. Ltd., formerly CrystalGenomics, Inc. ("CG") for rights to luxeptinib, in all territories outside of the Republic of Korea and China, the Company has obligations for development milestones of $16 million related to the initiation of Phase 2 and pivotal clinical trials, and regulatory milestones totaling $44 million. The Company also has an obligation to pay royalty payments on sales of commercialized product. The timing of any milestone or royalty payments that may become due is not yet determinable.

On June 13, 2018, the Company entered into a license agreement with CG to gain an exclusive license to luxeptinib in China. The Company has potential future obligations of development milestones of $6 million related to approval of an Investigational New Drug application and to the initiation of Phase 2 and pivotal clinical trials, and regulatory milestones totaling $20 million. The Company also has an obligation to pay sales milestones and royalty payments on sales of commercialized products. The timing or likelihood of any milestone or royalty payments that may become due is not yet determined.

Given current funding and the Company's prioritization of tuspetinib, the Company has decided to pause funding the development of luxeptinib.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

16.
Income taxes
(a)
Income taxes

For the years ended December 31, 2024 and 2023, the total comprehensive loss is as follows:

	December 31, 2024	December 31, 2023
Loss attributed to U.S. foreign operations	$(21,564)	$(45,652)
Loss attributed to Canadian operations	(3,866)	(5,555)
Loss before income taxes	$(25,430)	$(51,207)

(b)
Tax rate reconciliation

Major items causing the Company’s income tax rate to differ from the statutory rate of approximately 26.5% (December 31, 2023 – 26.5%) are as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Net loss	$(25,430)	$(51,207)
Statutory Canadian corporate tax rate	26.5%	26.5%
Computed expected tax recovery	$(6,739)	$(13,570)
Non-deductible permanent differences	(765)	873
Change in valuation allowance	6,740	13,059
Foreign tax rate differential	(4)	(677)
Prior year true-up adjustments	734	355
Other	34	(40)
	$—	$—

(c)
Significant components of deferred taxes

The tax effects of temporary differences that give rise to significant portions of the unrecognized deferred tax assets are presented below:

	December 31, 2024	December 31, 2023
Net operating losses carried forward	$79,951	$73,552
Research and development expenditures	5,016	5,025
Property, equipment, and other intangible assets	7,265	7,321
Research and development tax credits	4,864	4,930
Financing costs	909	431
Right-of-use assets	13	19
Total deferred tax assets	98,018	91,278
Valuation allowance	(98,018)	(91,278)
Net deferred tax asset	$—	$—

The valuation allowance at December 31, 2024 was primarily related to net operating loss carryforwards that, in the judgment of management, are not more-likely than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that all or some portion of the deferred assets will not be realized. This ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those deductible temporary difference become deductible. Based on the history of

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

losses and projections for future taxable income, management believes that it is not more-likely than-not that the Company will realize the benefits of these deductible temporary differences (e.g. deferred tax assets).

The Company has certain deductible Canadian research and development expenditures that have not been deducted for tax purposes, totaling $18.9 million, that can be carried forward indefinitely. The Company also has Canadian non‑refundable federal and provincial investment tax credits of approximately $2.3 million which are available to reduce future federal taxes payable and began to expire in 2025, as well as non‑refundable U.S. research and development tax credits of approximately $3.1 million which are available to reduce future U.S. taxes payable and begin to expire in 2038.

In addition, the Company has Canadian non-capital loss carryforwards of $292.7 million. To the extent that the non-capital loss carryforwards are not used, they begin to expire in 2026. The Company also has a U.S. non-capital loss carryforward of $1.2 million. To the extent that the non-capital loss carryforwards are not used, they begin to expire in 2034.

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

17.
Subsequent events

On February 3, 2025, the Company and AGP entered into a sales agreement pursuant to which the Company may from time to time, sell Common Shares having an aggregate offering value of up to $1 million through AGP on Nasdaq (the “2025 ATM Facility”). Costs associated with the proceeds consist of 3% cash commission. Up to February 12, 2025, the Company issued 137,000 Common Shares under this 2025 ATM Facility at an average price of $7.31 per share for gross proceeds of $999 thousand ($961 thousand, net of share issuance costs).

On February 7, 2025, the Company issued 333 Common Shares under the ESPP.

On February 7, 2025, the Company and Keystone entered into the Purchase Agreement, which provides that subject to the terms and conditions set forth therein, the Company may sell to Keystone up to the greater of (i) $25 million of the Common Shares and (ii) the Exchange Cap (as defined below) (subject to certain exceptions provided in the Purchase Agreement) (the “Total Commitment”), from time to time during the two year term of the Purchase Agreement. Additionally, on February 7, 2025, the Company and Keystone entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of Common Shares that are issued to Keystone under the Purchase Agreement. Upon entering into the Purchase Agreement, the Company agreed to issue to Keystone an aggregate of 8,020 Common Shares (the “Commitment Shares”) as consideration for Keystone’s commitment to purchase Common Shares upon the Company’s direction under the Purchase Agreement. The Company also agreed to pay Keystone up to $25,000 for its reasonable expenses under the Purchase Agreement.

On March 14, 2025, Nasdaq confirmed that we had regained compliance with the minimum bid price requirement.  However, the Company has not, yet, been able to regain compliance with the Nasdaq's minimum equity requirement of $2.5 million (the "Stockholders’ Equity Requirement").

As discussed in Note 11 above, the “Company and Hanmi entered into the Hanmi Loan Agreement on August 27, 2024. On March 18, 2025, the Company entered into a debt conversion and interest payment agreement (“Debt Conversion Agreement”) with Hanmi pursuant to which the Company and Hanmi agreed to convert $1.5 million of Hanmi’s indebtedness under the Hanmi Loan Agreement into 409,063 Common Shares at $3.70 per share which was

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements Years ended December 31, 2024 and 2023

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

the average closing price of the Company’s Common Shares on Nasdaq for the five trading days immediately prior to entering into the Debt Conversion Agreement.