Form 10-Q
period 2025-03-31
Aptose Biosciences Inc.
filed 2025-05-08
CIK 882361

on

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 1-32001

APTOSE BIOSCIENCES INC.

(Exact Name of Registrant as Specified in Its Charter)

Canada (State or other jurisdiction of incorporation or organization)	98-1136802 (I.R.S. Employer Identification No.)

66 Wellington Street West Suite 5300, TD Bank Tower Box 48 Toronto, Ontario, Canada	M5K 1E6
(Address of principal executive offices)	(Zip Code)

(647) 479-9828

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

As of May 1, 2025, the registrant had 2,552,429 common shares outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law, which we collectively refer to as “forward-looking statements”. Such forward-looking statements reflect our current beliefs and are based on information currently available to us. In some cases, forward-looking statements can be identified by terminology such as “may,” “would,” “could,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “hope,” “foresee” or the negative of these terms or other similar expressions concerning matters that are not historical facts.

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
•
if a financing is completed, it may not be a large enough financing to fully fund the company operations;
•
our suppliers or clinical sites may choose to implement work stoppage on key programs, change the terms of contracts or terminate contracts for key programs;
•
our conversations with partners to renegotiate existing product license agreements may not be successful;
•
our lack of product revenues and net losses and a history of operating losses;
•
our ability to meet the continued listing requirements of the TSX and the listing requirements to relist on Nasdaq;
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
•
our ability to maintain an adequate supply of clinical drug product to complete our ongoing and planned clinical trials;
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
•
the marketplace may not accept our products or product candidates due to the intense competition and technological change in biotechnology and pharmaceuticals, and we may not be able to compete successfully against other companies in our industries and achieve profitability;

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

More detailed information about risk factors and their underlying assumptions is included in our Annual Report on Form 10-K for the year ended December 31, 2024, under Item 1A – Risk Factors. Except as required under applicable securities legislation, we undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Interim Financial Statements

(Unaudited)

APTOSE BIOSCIENCES INC.

For the three months ended March 31, 2025 and 2024

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Financial Position

(Expressed in thousands of US dollars, except for common share data)

(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$4,743	$6,152
Restricted cash equivalents, current	—	555
Prepaid expenses	1,952	2,253
Other current assets	274	570
Total current assets	6,969	9,530

Non-current assets:
Property and equipment	23	26
Right-of-use assets, operating leases	475	571
Total non-current assets	498	597
Total assets	$7,467	$10,127
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$2,390	$1,258
Accrued liabilities	3,324	2,773
Current portion of lease liability, operating leases	441	428
Interest on related party loan payable	163	18
Total current liabilities	6,318	4,477

Non-current liabilities:
Lease liability, operating leases	80	193
Loan payable to related party	8,462	10,000
Total non-current liabilities	8,542	10,193
Total liabilities	14,860	14,670

Shareholders’ deficit:
Share capital:
Common shares, no par value, unlimited authorized shares, 2,552,429 and 2,006,028 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	459,771	457,404
Additional paid-in capital	83,662	83,336
Accumulated other comprehensive loss	(4,316)	(4,316)
Accumulated deficit	(546,510)	(540,967)
Total shareholders’ deficit	(7,393)	(4,543)
Total liabilities and shareholders’ deficit	$7,467	$10,127

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

Going concern, see Note 2b.

Commitments, see Note 9.

Related party transactions, see Note 10.

Subsequent events, see Note 14.

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for common share and per common share data)

(unaudited)

	Three months ended March 31,
	2025	2024
Revenue	$—	$—

Expenses:
Research and development	2,364	6,445
General and administrative	3,097	3,315
Operating expenses	5,461	9,760

Other income/(expense):
Interest (expense) income	(84)	121
Foreign exchange gain (loss)	2	(1)
Total other (loss) income	(82)	120
Net loss	$(5,543)	$(9,640)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	(1)
Total comprehensive loss	$(5,543)	$(9,641)

Basic and diluted loss per common share	$(2.61)	$(22.02)

Weighted average number of common shares outstanding used in the calculation of Basic and diluted loss per common share	2,126,287	437,750

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Deficit

(Expressed in thousands of US dollars, except for common share data)

(unaudited)

	Common Shares		Additional	Accumulated other
	Shares	Amount	paid-in capital	comprehensive loss	Deficit	Total
Balance, December 31, 2024	2,006,028	$457,404	$83,336	$(4,316)	$(540,967)	$(4,543)
Common shares issued under the ESPP	338	1	—	—	—	1
Common shares issued under 2025 ATM	137,000	828	—	—	—	828
Common shares issued pursuant to Hanmi debt conversion	409,063	1,538	—	—	—	1,538
Stock-based compensation	—	—	326	—	—	326
Net loss	—	—	—	—	(5,543)	(5,543)
Balance, March 31, 2025	2,552,429	$459,771	$83,662	$(4,316)	$(546,510)	$(7,393)
Balance, December 31, 2023	264,745	$444,806	$72,146	$(4,316)	$(515,537)	$(2,901)
Common shares and warrants issued pursuant to the Hanmi Private Placement	70,175	2,043	1,659	—	—	3,702
Common shares and warrants issued pursuant to the January 2024 Public Offering	188,304	3,595	4,532	—	—	8,127
Common shares issued under the 2023 Committed Equity Facility	335	23	—	—	—	23
Stock-based compensation	—	—	809	—	—	809
Common shares issued under the ESPP	363	18	—	—	—	18
Other comprehensive loss	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(9,640)	(9,640)
Balance, March 31, 2024	523,922	$450,485	$79,146	$(4,317)	$(525,177)	$137

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in thousands of US dollars)

(unaudited)

	Three months ended March 31,
	2025	2024
Cash flows used in operating activities:
Net loss for the period	$(5,543)	$(9,640)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	326	809
Depreciation of property and equipment	3	16
Loss on disposal of property and equipment	—	10
Amortization of right-of-use assets	96	93
Interest on lease liabilities	13	19
Interest on Loan Payable to related parties	145	—
Unrealized gain on short-term investment	(2)	(1)
Accrued interest on investments	—	9
Change in non-cash operating assets and liabilities:
Prepaid expenses	301	246
Other current assets	296	(74)
Operating lease payments	(113)	(115)
Accounts payable, related party	—	(2,554)
Accounts payable	1,132	(1,071)
Accrued liabilities	551	490
Cash used in operating activities	(2,795)	(11,763)

Cash flows from financing activities:
Issuance of common shares and warrants pursuant to the January 2024 Public Offering	—	8,127
Issuance of common shares and warrants pursuant to the Hanmi Private Placement	—	3,702
Issuance of common shares under 2025 ATM	828	—
Issuance of common shares under the ESPP share purchase	1	18
Cash provided by financing activities	829	11,847

Cash flows used in investing activities:
Disposal of property and equipment, net of purchases	—	1
Acquisition of investments, net	—	(1,992)
Cash used in investing activities	—	(1,991)

Effect of exchange rate fluctuations on cash and cash equivalents	2	1
Decrease in cash, cash equivalents and restricted cash equivalents	$(1,964)	$(1,906)
Cash, cash equivalents, and restricted cash, beginning of period	$6,707	$9,252
Cash, cash equivalents, and restricted cash, end of period	$4,743	$7,346

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three months ended March 31, 2025 and 2024

(Tabular amounts in thousands of United States dollars, except as otherwise noted)

1.
Reporting entity

Aptose Biosciences Inc. (“Aptose,” “the Company,” “we,” “us,” or “our”) is a science-driven, clinical-stage biotechnology company committed to the development and commercialization of precision medicines addressing unmet clinical needs in oncology, with an initial focus on hematology. The Company's small molecule cancer therapeutics pipeline includes products designed to provide single agent efficacy and to enhance the efficacy of other anti-cancer therapies and regimens without overlapping toxicities. The Company’s executive offices are located in San Diego, California, and our head office address is located at 66 Wellington Street West, Suite 5300, TD Bank Tower Box 48, Toronto, Ontario, Canada.

We are advancing targeted agents to treat life-threatening hematologic cancers that, in most cases, are not elective for patients and require immediate treatment. We have two clinical-stage investigational products for hematological malignancies: tuspetinib, an oral, potent myeloid kinase inhibitor, and luxeptinib, an oral, dual lymphoid and myeloid kinase inhibitor.

2.
Significant accounting policies
a.
Reverse stock split

On February 26, 2025, the Company effected a 1-for-30 reverse stock split of its shares of its Common Shares (the "Reverse Stock Split"). The par value and the authorized shares of the Common Shares were not adjusted as a result of the Reverse Stock Split. All of the Company’s issued and outstanding common shares (the “Common Shares”), stock options and warrants have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

b.
Basis of presentation - going concern

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP and the rules and regulations of the Securities and Exchange Commission, or SEC, related to quarterly reports filed on Form 10-Q, assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company's ability to continue as a going concern exists. The Company's current cash and cash equivalents are projected to support operations through May 2025.

Since the Company's inception, the Company has financed its operations and technology acquisitions primarily through equity financing, proceeds from the exercise of warrants and stock options, and interest income on funds held for future investment. Cash used for operating activities has primarily consisted of salaries and wages for management and employees, facility and facility-related costs for the Company's offices and laboratories, fees paid in connection with preclinical and clinical studies, licensing fees, drug manufacturing costs, laboratory supplies and materials, and professional fees. Due to the early stage of the Company's clinical trials, the Company does not expect to generate positive cash flow from operations for the foreseeable future. Negative cash flows are expected to continue until the Company receives regulatory approval to commercialize any of its products under development and/or when royalty or milestone revenue from such products exceeds expenses.

The Company incurred a net loss of $5.5 million for the three months ended March 31, 2025 and $9.6 million for the three months ended March 31, 2024. As of March 31, 2025, the Company had an accumulated deficit of $546.5 million (December 31, 2024, $541.0 million); cash, cash equivalents and restricted cash equivalents of $4.7 million (December 31, 2024, $6.7 million); current assets less current liabilities of $0.7 million (December 31, 2024, $5.1 million); and negative shareholder's equity of $7.4 million (December 31, 2024, negative shareholder's equity of $4.5 million). The Company's cash needs for the next twelve months include estimates of the number of patients and rate of enrollment in its clinical trials, the amount of drug product it will require to support its clinical trials and general corporate overhead costs to support its operations. The Company has based these estimates on assumptions and plans that may change and could impact the magnitude and/or timing of operating expenses and its cash runway.

Management recognizes that in order to meet the capital requirements and continue to operate, additional financing will be necessary. The Company plans to raise additional funds to fund its business operations through equity financing or other financing activities. Management continues considering other options for raising capital including debt, equity, through collaborations or reorganization to reduce operational expenses. However, given the decrease in the share price, the Company's delisting from Nasdaq for failure to gain compliance with the Nasdaq's minimum equity requirement of $2.5 million ("Stockholders' Equity Requirement") by March 31, 2025, as well as the difficulty for micro-cap market capitalization companies to raise significant capital, the Company may be unable to access financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The Company's ability to raise additional funds has been affected by adverse market conditions, the status of its product pipeline, possible delays in enrollment in its trial, and various other factors and the Company may be unable to raise capital when needed, or on terms favorable to the Company. The raising of additional capital to make bulk payments to repay accounts payable, if successful, would potentially alleviate any significant doubt on the Company’s ability to continue as a going concern. In the event that debt or equity financing is unable to be secured or contemplated, and trade sales fail to materialize, the Company may need to resolve to other means of protecting its assets in the best interests of its shareholders, including foreclosure or forced liquidation and/or seeking creditors’ protection.

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

c.
Basis of consolidation

These condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions, balances, revenue, and expenses are eliminated on consolidation.

d.
Significant accounting policies, estimates and judgments

No changes to the Company's significant accounting policies occurred during the three months ended March 31, 2025 as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 28, 2025.

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

e.
Foreign currency

The functional and presentation currency of the Company is the U.S. dollar.

f.
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

g.
Recent accounting pronouncements

The Company adopted no new accounting pronouncements during the three months ended March 31, 2025. Various accounting standards and interpretations were issued recently, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

3.
Cash and cash equivalents

Cash and cash equivalents as of March 31, 2025, consists of cash of $1.3 million (December 31, 2024 ‑ $1.5 million) and deposits in high interest savings accounts, money market funds and accounts with original maturities of less than 90 days totaling $3.4 million (December 31, 2024 ‑ $4.7 million).

4.
Restricted cash equivalents

Restricted cash equivalents consist of deposits in high interest savings accounts, money market funds and accounts with original maturities of less than 90 days. As of March 31, 2025, the restricted cash balance was nil (December 31, 2024 - $0.6 million).

On August 27, 2024, the Company and Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) entered into a loan agreement, pursuant to which Hanmi agreed to loan $10.0 million to the Company (the “Hanmi Loan Agreement”). Under the terms of the Hanmi Loan Agreement, the loan proceeds are restricted in their use and must be used for Tuspetinib-related business operation purposes, unless otherwise authorized by Hanmi. The use of the funds is also contingent upon the Company meeting specific manufacturing and clinical milestones. As of March 31, 2025, the restricted cash equivalents were fully utilized and no unspent proceeds associated with the Hanmi Loan Agreement remained. See Note 10: Related party transactions.

5.
Prepaid expenses

Prepaid expenses are comprised of the following:

	March 31,	December 31,
	2025	2024
Prepaid research and development expenses	$1,307	$1,648
Prepaid insurance	398	558
Other prepaid operating expenses	247	47
Total	$1,952	$2,253

6.
Right-of-use assets, operating leases

Right-of-use assets, operating leases are comprised of the following:

	March 31,	December 31,
	2025	2024
Right-of-use assets, beginning of period	$3,124	$3,124
Additions to right-of-use assets	—	—
Right-of-use assets, end of period	3,124	3,124
Accumulated amortization	(2,649)	(2,553)
Right-of use assets, net	$475	$571

7.
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

Level 3 ‑ inputs are unobservable (supported by little or no market activity).

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

The following table presents the fair value of Company's assets that are measured at fair value on a recurring basis for the periods presented:

	March 31, 2025	Level 1	Level 2	Level 3
Assets
High interest savings account	$3,447	—	$3,447	—
Total	$3,447	$—	$3,447	—

	December 31, 2024	Level 1	Level 2	Level 3
Assets
High interest savings accounts	$5,201	—	$5,201	—
Total	$5,201	—	$5,201	—

8.
Accrued liabilities

Accrued liabilities are comprised of the following:

	March 31,	December 31,
	2025	2024
Accrued personnel related costs	$965	$982
Accrued research and development expenses	2,058	1,647
Other accrued expenses	301	144
Total	$3,324	$2,773

9.
Lease liability

The Company leases office space in San Diego, California pursuant to a lease agreement that is scheduled to expire on May 31, 2026. The Company leased office space in Toronto, Ontario, Canada, which expired on June 30, 2024. The Company has not included any extension periods in calculating its right-of-use assets and lease liabilities. The Company also enters into leases for small office equipment.

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,	Amount
2025	$350
2026	197
Total minimum lease payments	547
Less: imputed interest	(26)
Present value of lease liabilities	521
Less: current portion of lease liability	(441)
Lease liability, non-current	$80

The following table presents the weighted average remaining term of the leases and the weighted average discount rate:

	March 31, 2025	December 31, 2024
Weighted-average remaining term – operating leases (years)	1.2	1.4
Weighted-average discount rate – operating leases	7.90%	7.90%

Lease liability, current portion	$441	$428
Lease liability, long-term portion	80	193
Total	$521	$621

Operating lease costs and operating cash flows from our operating leases are as follows:

	Three months ended March 31,
	2025	2024
Operating lease cost	$107	$112
Operating cash flows from operating leases	$113	$115

10.
Related party transactions

Hanmi Pharmaceutical Co. Ltd.

On November 4, 2021, Aptose entered a licensing agreement (the "Tuspetinib Licensing Agreement") with the South Korean company Hanmi for the clinical and commercial development of tuspetinib. Under the terms of the Tuspetinib Licensing Agreement, Hanmi granted Aptose exclusive worldwide rights to tuspetinib for all indications. Hanmi received an upfront payment of $12.5 million, including $5.0 million in cash and $7.5 million in Common Shares. Aptose issued Hanmi 7,190 Common Shares as part of the upfront licensing payment. Hanmi will also receive up to $407.5 million in future milestone payments contingent upon achieving certain clinical, regulatory and sales milestones across several potential indications, as well as tiered royalties on net sales. The term of the agreement will continue on a product-by-product and country-by-country basis until the expiration of the royalty period for such product in such country. The licenses to Aptose pursuant to the Tuspetinib Licensing Agreement will survive and become non-exclusive, perpetual, irrevocable and fully paid-up on a product-by-product and country-by-country basis, upon their natural expiration under the terms of the Tuspetinib Licensing Agreement.

In 2022, the Company and Hanmi also entered into a separate supply agreement for additional production of new drug substance and drug product to support further tuspetinib clinical development (the "Supply Agreement"), for which the Company pays Hanmi per batch of production. For the three months ended March 31, 2025 and 2024, expenses related to the Supply Agreement totaled nil for both periods. Since inception to March 31, 2025, $7.1 million had been expended under the Supply Agreement.

Under the Supply Agreement, the Company paid supply costs to Hanmi of nil and $2.6 million for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025 and December 31, 2024, the Company did not have either accounts payable or accrued liabilities related to the Supply Agreement.

On August 27, 2024, the Company and Hanmi entered into the Hanmi Loan Agreement, pursuant to which Hanmi loaned $10.0 million to the Company. Under the terms of the Hanmi Loan Agreement, the loan proceeds are restricted to use for Tuspetinib related business operation purposes, unless otherwise authorized by Hanmi. The use of the funds is also contingent upon the Company meeting specific manufacturing and clinical milestones as outlined in the agreement. The loan is repayable in full on January 31, 2027, with an initial interest period ending on September 30, 2024 and subsequent interest payments due at the end of each three-month period thereafter. Aptose may repay all or any portion of the outstanding principal at any time without penalty, provided that any accrued and unpaid interest on the principal amount being repaid is also settled. The accrued interest on the unpaid principal loan amount is payable at the periods specified in the Hanmi Loan Agreement at a rate of 6% per annum. During the three months ended March 31, 2025, Aptose recognized interest expense of $0.1 million and paid nil in interest pursuant to the Hanmi Loan Agreement.

On March 18, 2025, the Company entered into a debt conversion and interest payment agreement ("Debt Conversion Agreement") with Hanmi pursuant to which the Company and Hanmi agreed to convert $1.5 million of Hanmi's indebtedness under the Hanmi Loan Agreement into 409,063 Common Shares at $3.70 per share which was the average closing price of the Company's Common Shares on Nasdaq for the five trading days immediately prior to entering into the Debt Conversion Agreement. Additionally, pursuant to the Debt Conversion Agreement, the Company and Hanmi agreed that the interest payment associated with the period from December 21, 2024 through March 31, 2025 may be deferred and made on or before the final closing date of a financing, not including the amount being converted pursuant to the Debt Conversion Agreement, totaling $15.0 million ("Capital Raise"), but no later than June 27, 2025. Further, Hanmi, at its sole discretion, can opt to convert the remaining indebtedness amount, or a portion thereof, to Aptose common shares upon the successful completion of the Capital Raise, provided that the amount of Aptose common shares delivered to Hanmi pursuant to such subsequent conversion shall not cause Hanmi to own more than 19.99% of the Company.

Pursuant to FASB’s Accounting Standards Codification (“ASC”) Topic 470, Debt (“ASC 470”), the Company accounted for the debt conversion as a troubled debt restructuring as the Company was experiencing financial difficulties and a concession had been granted whereby by the effective interest rate of the modified debt was lower than the original interest rate pursuant to the Hanmi Loan Agreement. The carrying value of the loan was reduced by the fair value of the Common Shares issued in connection with the transaction. The Company determined that the future undiscounted cash flows of the loan exceeded their carrying value, and accordingly, no gain or loss was recognized in connection with the Debt Conversion Agreement.

In connection with the Hanmi Loan Agreement, on September 2, 2024, Aptose and Hanmi executed a letter of understanding, which outlines the steps associated with the negotiation of a co-development collaboration agreement for the advancement of tuspetinib (the "Future Collaboration Agreement"). Under the terms of the Future Collaboration Agreement, upon execution, the loan principal and any accrued and unpaid interest under the Hanmi Loan Agreement will automatically convert to Hanmi's prepayment of future milestone obligations under the Future Collaboration Agreement. Upon conversion, the Hanmi Loan Agreement, consisting of the $8.5 million loan principal with any accrued and unpaid interest, would be deemed fully paid and satisfied. Hanmi has a security interest over all inventory of drug substance and drug products related to the Tuspetinib License Agreement.

As of March 31, 2025, Hanmi held 508,710 Common Shares and 77,972 warrants to purchase Common Shares at at exercise price of $51.30 per Common Share of Aptose. Also see Note 11, Share capital.

11.
Share capital

The Company has authorized share capital of an unlimited number of Common Shares.

a.
Equity issuances:

(i) 2025 Committed Equity Facility

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

(ii) 2025 At-The-Market Facility

On February 3, 2025 the Company and A.G.P./Alliance Global Partners (“AGP”) entered into a sales agreement whereby the Company, may from time to time, sell Common Shares having an aggregate offering value of up to $1.0 million through AGP on Nasdaq (the “2025 ATM Facility”). Costs associated with the proceeds consist of 3% cash commission. Up to February 12, 2025, the Company issued 137,000 Common Shares under this 2025 ATM Facility at an average price of $7.31 per share for gross proceeds of $1.0 million ($0.8 million net of share issuance costs).

(iii) November 2024 Public Offering

On November 25, 2024, the Company completed a reasonable best efforts public offering (the “November 2024 Public Offering”) with participation from the Company's CEO and existing and new healthcare focused investors for the purchase and sale of 1,333,333 Common Shares at a price of $6.00 per share and warrants to purchase up to 666,599 Common Shares (the “November 2024 Investor Warrants”). The November 2024 Investor Warrants have an exercise price of $6.00 per share, were exercisable immediately and will expire five years from the issuance date. In connection with the November 2024 Public Offering, the Company received aggregate gross proceeds of $8.0 million, before deducting placement agent fees and other offering expenses of approximately $1.1 million, comprised of placement agent fees of $0.6 million and professional fees of $0.5 million. Additionally, AGP, the lead placement agent engaged by the Company, received 53,333 warrants, each with an exercise price of $8.25 (the “AGP Warrants”). The AGP Warrants were exercisable immediately and will expire five years from November 25, 2024.

(iv) September 2024 Common Share Issuance

On September 5, 2024, the Company held a Special Meeting of Shareholders pursuant to which, shareholders voted to authorize, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of Common Shares underlying certain warrants in an amount equal to or in excess of 20% of our Common Shares outstanding immediately prior the issuance of such warrants pursuant to the June 2024 Registered Direct Offering. On September 11, 2024, the Company issued 68,500 Common Shares upon the exercise of 68,500 Pre-Funded Warrants for cash proceeds of $2,000 at an exercise price of $0.03.

(v) June 2024 Registered Direct Offering and Concurrent Private Placement

On June 3, 2024, the Company completed the Registered Direct Offering for the purchase and sale of 60,000 Common Shares at a purchase price of $34.50 per Common Share and 68,500 pre-funded warrants (the “Pre-Funded Warrants”) with an exercise price of $0.03 per Pre-Funded Warrant. Each Pre-Funded Warrant was exercisable immediately and expires on June 25, 2029.

In a concurrent private placement, Aptose issued unregistered series A warrants to purchase up to 128,500 Common Shares (“Series A Warrants”) and series B warrants to purchase up to 128,500 Common Shares (“Series B Warrants”), each at an exercise price of $34.50 per share. The series A and series B unregistered warrants became exercisable beginning on the effective date of shareholder approval of the issuance of the shares issuable upon exercise of the warrants, which was obtained on September 5, 2024. The Series A Warrants expire five years from September 5, 2024 and the Series B Warrants expire March 5, 2026.

The gross proceeds to the Company from the Registered Direct Offering were approximately $4.4 million, less cash transaction costs of approximately $0.4 million, which include placement agent and other professional fees. In addition, H.C. Wainwright (“HCW”), the lead placement agent engaged by the Company for the Registered Direct Offering, received 6,423 warrants, each with an exercise price of $43.13 (the “HCW Warrants”). The HCW warrants were exercisable beginning on September 5, 2024 and will expire on June 3, 2029.

(vi) January 2024 Public Offering

On January 30, 2024, the Company completed a public offering (the “January 2024 Public Offering”) of 188,304 Common Shares (including 24,561 Common Shares issued pursuant to a full exercise by the underwriter, Newbridge Securities Corporation (“Newbridge”), of its over-allotment option at a purchase price of $51.30 per Common Share, for aggregate gross proceeds of $9.7 million, less cash transaction costs of $1.6 million. The Company also issued share purchase warrants underlying a total of 188,174 Common Shares to each investor who participated in the January 2024 Public Offering (the “January 2024 Investor Warrants”). Each January 2024 Investor Warrant has an exercise price of $51.30 per share and is exercisable immediately upon issuance. The January 2024 Investor Warrants will expire January 30, 2029.

Additionally, in connection with the January 2024 Public Offering, the Company issued share purchase warrants underlying a total of 18,084 Common Shares to Newbridge as compensation payable thereto, with each warrant having an exercise price of $64.13 per share and being exercisable beginning on July 30, 2025 and expiring on January 30, 2028. The issue-date fair value of all warrants issued to Newbridge in connection with the January 2024 Public Offering and the January 2024 Private Placements (the “Newbridge Warrants”) was recorded as additional transaction costs, with a reduction to Common Shares and a corresponding increase to additional paid-in capital.

(vii) Hanmi Private Placement

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

(viii) Hanmi 2023 Equity Investment

On August 10, 2023, the Company entered into a binding term sheet with Hanmi whereby Hanmi agreed at their sole discretion to invest up to a maximum of $7 million in Aptose, limited to a total ownership of 19.99% of Aptose by Hanmi.

On September 6, 2023, the Company entered into a subscription agreement with Hanmi, pursuant to which the Company agreed to sell 22,281 Common Shares to Hanmi for proceeds of $3 million.

(ix) 2023 Committed Equity Facility

On May 25, 2023, the Company and Keystone Capital Partners, LLC ("Keystone") entered into a committed equity facility, (the "2023 Committed Equity Facility"), which provides that subject to the terms and conditions set forth therein, the Company may sell to Keystone up to the lesser of (i) $25.0 million of the Common Shares and (ii) a number of Common Shares equal to 19.99% of the Common Shares outstanding immediately prior to the execution of the 2023 Committed Equity Facility Agreement. Additionally, on May 25, 2023, the Company entered into a Registration Rights Agreement with Keystone, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of Common Shares that are issued to Keystone under the 2023 Committed Equity Facility. This registration statement became effective on June 30, 2023 and the 2023 Committed Equity Facility commencement date was July 12, 2023 (the "Commencement Date").

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

For the three months ended March 31, 2024, the Company's issuance of Common Shares to Keystone consisted of the 336 Commitment Shares issued in January 2024. Since May 25, 2023 to April 2024, the time the Committed Equity Facility was terminated, the Company's issuance of Common Shares to Keystone comprised of an aggregate of 41,019 Common Shares at an average price of $68.10 per Common Share for aggregate gross cash proceeds of $2.8 million and 838 Commitment Shares.

From May 25, 2023 to the termination of the Committed Equity Facility, the Company recognized $168,000 of financing costs associated with professional fees. In April 2024, the Company's issuances of Common Shares to Keystone reached the Total Commitment of the Committed Equity Facility, i.e., 19.99% of the Common Shares outstanding immediately prior to the execution of the 2023 Committed Equity Facility Agreement.

(x) 2022 At-The-Market Facility ("ATM")

On December 9, 2022, the Company entered into an equity distribution agreement pursuant to which the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $50 million through Jones Trading Institutional Services LLC ("Jones Trading") on Nasdaq (the "2022 ATM Facility"). During the three months ended March 31, 2024, the Company did not issue shares under the 2022 ATM Facility. On May 30, 2024, the Company terminated the 2022 ATM Facility. Since inception to May 30, 2024, the date the Company terminated the 2022 ATM Facility, the Company raised a total of $2.0 million of gross proceeds ($2.0 million net of share issuance costs) under the 2022 ATM Facility. Costs associated with the proceeds consisted of a 3% cash commission.

b.
Loss per share:

Loss per share is calculated using the weighted average number of Common Shares outstanding and is presented in the table below:

	Three months ended March 31,
	2025	2024
Net loss	$(5,543)	$(9,640)
Weighted-average common shares – basic and diluted	2,126,287	437,750
Net loss per share – basic and diluted	$(2.61)	$(22.02)

The effects of any potential exercise of the Company’s stock options outstanding during the three months ended March 31, 2025 and 2024 have been excluded from the calculation of diluted loss per share, since such securities would be anti‑dilutive.

12.
Warrants

A summary of warrant activity during the three months ended March 31, 2025 is as follows:

		Three months ended March 31, 2025
	Common Shares Issuable upon Exercise	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding, beginning of period	1,267,585	$22.40	4.4
Issued	—	—	—
Exercised	—	—	—
Outstanding, end of period	1,267,585	$22.40	4.1
Exercisable, end of period	1,267,585	$22.40	4.1

The following table shows the number of outstanding warrants by exercise price and date of expiration as of March 31, 2025:

Shares Issuable Upon Exercise	Exercise Price	Expiration Date

128,500	$34.50	March 5, 2026
18,084	$64.13	January 30, 2028
188,174	$51.30	January 30, 2029
77,972	$51.30	January 31, 2029
6,423	$43.13	June 3, 2029
128,500	$34.50	September 5, 2029
666,599	$6.00	November 25, 2029
53,333	$8.25	November 25, 2029
1,267,585

Upon full exercise of all the warrants exercisable as of March 31, 2025, the Company would issue an additional 1,267,585 of its Common Shares, which could dilute existing shareholders.

13.
Stock‑based compensation

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

The Company currently maintains its existing share option plan ("Share Option Plan") and 2015 Stock Incentive Plan ("2015 SIP"). Effective June 1, 2021 no further grants will be made under the Share Option Plan or 2015 SIP, though existing grants under the Share Option Plan will remain in effect in accordance with their terms.

The aggregate number of the Company's Common Shares, no par value, that may be issued under all awards under the New Incentive Plan is (i) 23,046, plus (ii) any of the Company's Common Shares subject to any outstanding award under its prior plans that, after June 1, 2021, are not purchased or are forfeited or reacquired by the Company, or otherwise not delivered to the participant due to termination, cancellation or cash settlement of such award subject to the share counting provisions of the New Incentive Plan.

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

The ESPP, which is administered by the Board of Directors, allows eligible employees of the Company to purchase Common Shares through accumulated payroll deductions up to a maximum of 15% of eligible compensation. The ESPP is implemented in consecutive offering periods with a new offering period commencing on the first trading day on or after February 1 and August 1 each year, or on such other date as the Board of Directors will determine and continuing thereafter until terminated in accordance with the Plan. Unless the Board of Directors provides otherwise, the purchase price will equal eighty-five percent (85%) of the fair market value of a Common Share on the offering date or the exercise date, whichever is lower.

The maximum number of Common Shares which will be available for sale under the ESPP is 3,777 Common Shares. There were 338 and 363 Common Shares issued under the ESPP during the three months ended March 31, 2025 and 2024, respectively.

Stock option transactions for the three months ended March 31, 2025 and 2024 are summarized as follows:

		Three months ended March 31, 2025
	Options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding, beginning of period	39,489	$1,170.30	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(753)	1,400.00	—
Outstanding, end of the period	38,736	$1,166.33	6.3
Exercisable, end of the period	30,593	$1,415.22	5.8
Vested and expected to vest, end of period	36,728	$1,218.08	6.2

		Three months ended March 31, 2024
	Options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding, beginning of period	39,464	$1,343.40	—
Granted	13,605	60.00	—
Exercised	—	—	—
Forfeited	(2,915)	343.80	—
Outstanding, end of the period	50,154	$1,049.40	7.04
Exercisable, end of the period	29,862	$1,602.30	5.56
Vested and expected to vest, end of period	44,662	$1,102.80	7.03

As of March 31, 2025, there was $0.3 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.4 years. As of March 31, 2025, total compensation cost not yet recognized related to grants under the ESPP was nil.

The following table presents the weighted average assumptions that were used in the Black‑Scholes option pricing model to determine the fair value of stock options granted during the period and the resulting weighted-average fair values:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Risk-free interest rate	—%	4.07%
Expected dividend yield	—	—
Expected volatility	—%	83.1%
Expected life of options (years)	—	5 years
Grant date fair value	$—	$40.80

The Company uses historical data to estimate the expected dividend yield and expected volatility of its Common Shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

The following table presents the vesting terms of options granted in the period:

	Three months ended March 31, 2025	Three months ended March 31, 2024
	Number of options	Number of options
3-year vesting (50%-25%-25%)	—	666
4-year vesting (50%-16 2/3%-16 2/3%-16 2/3%)	—	12,939
Total stock options granted in the period	—	13,605

The Company has a stock incentive plan (SIP) pursuant to which the Board may grant stock-based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company. Each restricted stock unit ("RSU") is automatically redeemed for one Common Share of the Company upon vesting. During the three months ended March 31, 2025 and 2024, the Company granted nil RSUs.

b.
Share-based compensation expense

The Company recorded share-based compensation expense related to stock options is as follows:

	Three months ended March 31,
	2025	2024
Research and development	$141	$328
General and administrative	186	481
	$326	$809

14.
Subsequent events

Effective on April 2, 2025, Nasdaq delisted the Company's securities from the Nasdaq Stock Market as the Company had not yet been able to regain compliance with the Stockholders' Equity Requirement as of March 31, 2025. The Company's Common Shares remain listed on the Toronto Stock Exchange ("TSX") under the symbol "APS" and on the Over-the-Counter exchange ("OTC") under the symbol "APTOF".

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this management’s discussion and analysis, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes thereto contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and with our audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

All amounts are expressed in United States dollars unless otherwise stated.

OVERVIEW

Aptose Biosciences Inc. (“Aptose,” the “Company,” “we,” “us,” or “our”) is a science-driven clinical stage biotechnology company committed to the development and commercialization of precision medicines addressing unmet clinical needs in oncology, with an initial focus on hematology. The Company's small molecule cancer therapeutics pipeline includes products designed to provide single agent efficacy and to enhance the efficacy of anti-cancer therapies and regimens without overlapping toxicities. The Company’s executive offices are located in San Diego, California, and our head office is located in Toronto, Canada.

Aptose Programs

Tuspetinib, ("Tuspetinib" or "TUS"), Aptose’s lead program, is being developed for frontline combination therapy in newly diagnosed acute myeloid leukemia ("AML”) patients to unlock the most significant patient impact and greatest commercial opportunity. AML is a highly aggressive cancer of the bone marrow and blood, and there is a tremendous unmet need for a therapy that can extend the survival of newly diagnosed AML patients and improve their quality of life. Newly diagnosed older AML patients typically fail all frontline (1L) therapies, and responses to subsequent salvage therapies in the relapsed or refractory (R/R) setting are limited, highlighting the need for a more effective triple drug (“triplet”) combination therapy to increase survival in the frontline setting.

While AML can occur at any age, the majority of patients are over the age of 65 years and the median age of diagnosis is 68 years. Current standard of care treatment in the 1L setting for these "older" newly diagnosed AML patients includes a doublet combination of venetoclax and a hypomethylating agent ("VEN+HMA"). Exploratory triple drug therapies ("triplets") using currently available drugs as 3rd agents added to VEN+HMA have achieved notable response rates but are compromised because of toxicities and limited activity only in some subpopulations of AML patients. In contrast, tuspetinib is a convenient, orally administered, once-daily kinase inhibitor that targets select kinases operative in AML and exerts broad activity across AML populations including those with adverse genetics. However, tuspetinib avoids targeting kinases that typically cause toxicities associated with other kinase inhibitors and has demonstrated an excellent safety profile. These properties position tuspetinib as an ideal 3rd agent for addition to the VEN+HMA backbone therapy to create a superior, safer and mutation-agnostic frontline triplet (TUS+VEN+HMA) therapy to treat newly diagnosed AML.

Aptose is conducting a Phase 1/2 clinical trial (TUSCANY Study) to develop Tuspetinib in a TUS+VEN+HMA triplet drug combination in newly diagnosed AML patients. The tuspetinib-based TUS+VEN+AZA triplet frontline combination therapy in newly diagnosed AML patients at the 40 mg starting dose of TUS already has achieved complete remissions (“CRs” and often referred to as “complete responses”) and MRD-negativity (no measurable residual disease) in difficult-to-treat AML patients, and these patients have experienced no significant safety concerns or dose limiting toxicities to date. Following enrollment of the 40 mg TUS dose level, the dose was escalated for patients to receive the 80 mg dose level of TUS with the TUS+VEN+AZA triplet. Patients receive the 80 mg TUS dose level in the TUS+VEN+AZA triplet. As the study matures, we expect to continue to deliver additional important clinical data (CR and MRD negativity rates, safety, and survival) over the following 6 to 12 months.

Before advancing to the TUS+VEN+HMA triplet, it was essential to understand the safety, tolerability, and anti-leukemic activity of tuspetinib as a single agent (TUS alone) and as the TUS+VEN doublet combination. We therefore performed a clinical trial of TUS as a single agent in patients with relapsed or refractory (R/R) AML followed by a trial with the TUS+VEN doublet therapy in R/R AML patients. With experience gained from these studies, Aptose has now initiated the TUS+VEN+HMA frontline therapy to treat newly diagnosed AML patients ineligible for intensive chemotherapy.

To be precise, we have now completed a dose escalation and dose exploration international Phase 1/2 clinical trial to assess the safety, tolerability, pharmacokinetics, pharmacodynamic responses, and clinical activity of TUS as a single agent in patients with R/R AML. Significant bone marrow blast reductions and clinical responses without dose limiting toxicities were achieved at four dose levels across a broad diversity of mutationally-defined AML populations while maintaining a favorable safety profile. Tuspetinib has continued to demonstrate a favorable safety profile to date and has caused no drug-related QTc prolongations, significant liver or kidney toxicities, muscle damage, or differentiation syndrome, and no myelosuppression with continuous dosing of patients in remission. At a dose of 80 mg, tuspetinib demonstrated notable response rates in R/R AML patients that had never been treated with venetoclax (VEN-naive AML): CR/CRh=36% among all-comers, CR/CRh=50% among patients with mutated FLT3, and CR/CRh=25% in patients with unmutated FLT3.

After completing the single agent dose escalation and exploration trial, tuspetinib advanced to the APTIVATE expansion trial of the Phase 1/2 program to evaluate the TUS+VEN doublet in relapsed/refractory ("R/R") AML patient populations. The TUS+VEN doublet combination therapy maintained a favorable safety profile: no new or unexpected safety signals were observed, and there were no reported drug-related adverse events involving QTc prolongation, differentiation syndrome, or deaths. The TUS+VEN doublet combination also achieved significant bone marrow reductions and clinical responses in heavily pretreated R/R AML patients, including those with mutated TP53, mutated NKRAS, wildtype or mutated FLT3, and those who had failed prior therapy with venetoclax ("Prior-VEN") or FLT3 inhibitors ("Prior-FLT3i").

Collectively, the clinical safety and efficacy data with TUS single agent and TUS+VEN doublet in R/R AML patients positioned tuspetinib for development as the TUS+VEN+HMA triplet in newly diagnosed AML patients. Newly diagnosed AML patients are VEN-naïve, FLT3i-naïve, and HMA-naïve – this patient population is expected to be highly responsive to a tuspetinib-containing triplet therapy. Based on the safety and efficacy profile of tuspetinib, we believe that tuspetinib as part of the TUS+VEN+HMA triplet, if approved, could establish a new standard of care therapy for newly diagnosed patients with mutated or unmutated FLT3 and in patients with other adverse genetic abnormalities. These beliefs related to the potential patient treatment and commercial opportunities are based on management’s current assumptions and estimates, which are subject to change, and there can be no assurance that tuspetinib will ever be approved or successfully commercialized and, if approved and commercialized, that it will ever generate significant revenues. See our “Risk Factors – “We are an early-stage development company with no revenues from product sales.” and “We have a history of operating losses. We expect to incur net losses, and we may never achieve or maintain profitability.” in our Annual Report on Form 10-K filed with the SEC on March 28, 2025.

Luxeptinib ("LUX") is an orally administered, highly potent kinase inhibitor that selectively targets defined clusters of kinases that are operative in hematologic malignancies. LUX has demonstrated clinical activity in R/R AML and in R/R B-cell cancer patients but has not consistently achieved the necessary exposure levels to drive responses. Absorption of the original G1 formulation hindered the effectiveness of luxeptinib, so a new G3 formulation was developed. Clinical evaluation of the G3 formulation has been completed in a single dose bioavailability study across five dose levels and then with continuous dosing using two different dose levels. The G3 formulation achieved improved plasma exposure benchmark, with approximately 10-fold better absorption, and comparable to better tolerability than the original formulation. We are seeking alternative development paths and collaborations for LUX. Given current funding and our prioritization of tuspetinib, we have decided to pause funding the development of luxeptinib.

PROGRAM UPDATES

Tuspetinib

Indication and Clinical Trials:

Tuspetinib is an oral, highly potent, small molecule inhibitor of kinases operative in myeloid malignancies and known to be involved in tumor proliferation, resistance to therapy and differentiation. Preclinical in vitro and in vivo studies suggest that tuspetinib may be an effective monotherapy and combination therapy in patients with hematologic malignancies including AML. A U.S. based Phase 1/2 clinical trial with the TUS+VEN+HMA triplet drug combinations in newly diagnosed AML patients is currently being conducted. An international Phase 1/2 clinical trial has been completed in patients with relapsed or refractory AML, in which patients received either TUS single agent or the TUS+VEN doublet. That study delivered evidence of excellent safety and robust clinical activity, including multiple complete remissions (CRs) in R/R AML patients with various disease genotypes, and the resulting data enabled advancement of TUS into the TUS+VEN+AZA triplet TUSCANY clinical study.

The FDA granted orphan drug designation to tuspetinib for treating of patients with AML in October 2018. Orphan drug designation is granted by the FDA to encourage companies to develop therapies for treating diseases that affect fewer than 200,000 individuals in the United States. Orphan drug status provides research and development tax credits, an opportunity to obtain grant funding, exemption from FDA application fees and other benefits. The orphan drug designation also provides us with seven additional years of marketing exclusivity in this indication.

On December 3, 2024, the Company announced that the National Cancer Institute (“NCI”), part of the National Institutes of Health, and Aptose Biosciences Inc. have entered into a Cooperative Research and Development Agreement (“CRADA”). Under the CRADA, the NCI and Aptose will collaborate on the clinical development of Aptose’s proprietary lead clinical-stage compound tuspetinib, an inhibitor of key signaling kinases involved in myeloid malignancies, in the NCI Cancer Therapy Evaluation Program (“CTEP”) sponsored myeloMATCH trials employing combinations of targeted therapy for the treatment of molecularly defined acute AML and myelodysplastic syndromes (“MDS”) populations. These trials will be conducted by NCI’s National Clinical Trials Network (“NCTN”), with the participation of the NCI Community Oncology Research Program (“NCORP”) in the U.S. and Canada.

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

Program Updates at Recent Scientific Forums:

On February 20, 2025, Aptose announced that the Cohort Safety Review Committee (CSRC) monitoring Aptose’s Phase 1/2 TUSCANY trial of tuspetinib in combination with standard of care dosing of venetoclax and azacitidine (TUS+VEN+AZA triplet) has unanimously approved escalating from a 40 mg dose of TUS to a 80 mg dose of TUS based on its favorable review of data from the first four patients in the trial. No significant safety concerns or dose limiting toxicities (DLTs) have been reported, including no prolonged myelosuppression of subjects in remission. All four subjects treated in the 40 mg cohort remain on study while enrollment is open for the 80 mg dose cohort.

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

On February 12, 2025, Aptose reported promising early safety and response results from Aptose’s Phase 1/2 TUSCANY trial with a 40 mg dose of tuspetinib in combination with standard of care dosing of venetoclax and azacitidine (TUS+VEN+AZA triplet) in mutationally diverse populations of newly diagnosed AML patients who are ineligible to receive induction chemotherapy.

Key Findings and Messages included:

•
In January 2025, Aptose announced the initiation of the TUSCANY trial and dosing in the first cohort of newly-diagnosed AML patients with the lowest starting dose (40 mg) of TUS as part of the TUS+VEN+AZA triplet, and the early data reveal promising clinical safety and antileukemic activity.
•
Four newly diagnosed AML patients have received the lowest dose of TUS (40 mg) as part of the (TUS+VEN+AZA) combination.
•
Three patients with unmutated (wildtype) FLT3 (FLT3-WT) completed Cycle 1 of treatment with no dose-limiting toxicities (DLTs) and no dose adjustments.
o
Two FLT3-WT patients achieved complete remissions (CR and CRh) by the end of Cycle 1.
o
Notably, a patient with biallelic TP53 mutations and a complex karyotype obtained CR.
o
The third FLT3-WT patient experienced significant reductions in bone marrow leukemic blasts during Cycle 1 and remains on therapy in Cycle 2.
•
The fourth patient, harboring FLT3-ITD and NPM1 mutations, is currently dosing in Cycle 1 and is not yet eligible for response evaluation
•
Pharmacokinetic (PK) analyses for TUS show plasma levels unaffected by the addition of AZA, providing predictability and avoiding the need for dose alterations due to PK interactions.

In December 2024, Aptose initiated the triple drug combination TUSCANY study of tuspetinib + venetoclax + azacitidine (TUS+VEN+AZA) in newly diagnosed AML patients with a 40 mg dose of tuspetinib and then dose escalated the tuspetinib dose to 80 mg. The TUSCANY clinical study of the TUS+VEN+AZA triplet in newly diagnosed AML patients is ongoing. Safety and activity as a single agent were demonstrated with the 40 mg dose of tuspetinib in R/R AML patients demonstrated safety and activity as a single agent. This 40 mg dose represents one dose level below the 80 mg single agent recommended phase 2 dose ("RP2D") of tuspetinib in R/R AML patients. This dose escalation approach is the typical FDA-recommended starting dose for drug combination studies.

In December 2024, Aptose attended the 66th Annual American Society of Hematology ("ASH") Meeting and Exposition in San Diego, California, and presented a poster entitled “Phase 1 Safety and Efficacy of Tuspetinib Plus Venetoclax Combination Therapy in Study Participants with Relapsed or Refractory Acute Myeloid Leukemia (AML) Support Exploration of Triplet Combination Therapy of Tuspetinib Plus Venetoclax and Azacitidine for Newly Diagnosed AML”.

Key Finding and Messages included:

•
The TUS+VEN+AZA triplet trial is proceeding in newly diagnosed AML patients
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

TUS as Single Agent (n = 93 Patients)

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
•
Includes those who failed prior therapy with venetoclax
•
Includes those with mutated or unmutated FLT3, those who failed prior-HSCT, priorFLT3i, prior-chemotherapy, prior-HMA
•
TUS once daily orally as a single agent achieved CR/CRh responses at four different dose levels (40, 80, 120, and 160 mg) with no dose limiting toxicities (no DLTs)
•
TUS showed a favorable safety profile with no DLTs through 160 mg per day, and no drug related discontinuations, no QTc, no differentiation syndrome, and no deaths

TUS/VEN Combination Therapy (n = 79 Patients)

•
40% ORR with 80 mg TUS + 400 mg VEN in FLT3 mutated patients
•
83% (5/6) had failed prior-VEN treatment and 50% (3/6) had failed both prior-VEN and FLT3i treatment
•
TUS+VEN achieved responses among diverse R/R AML with adverse mutations in VEN-naïve, prior-VEN, FLT3WT, FLT3MUT, prior-FLT3
•
TUS+VEN showed favorable safety and tolerability with no new or unexpected safety

On June 14, 2024, Aptose presented tuspetinib clinical findings as a clinical poster presentation and preclinical findings as a e-poster at the European Hematology Association (EHA) 2024 Hybrid Congress in Madrid, Spain. Highlights of the findings include:

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

•
Progress has been made with VEN+HMA in 1L therapy, but 1/3 do not respond, and median OS is <15 months with <25% alive at 3 years.
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
•
We believe Tuspetinib is an ideal 3rd Agent for Addition to VEN+AZA to Treat Newly Diagnosed AML
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

In addition to the Tuspetinib clinical poster, a separate preclinical abstract was published as an e-poster publication at EHA, entitled “Tuspetinib Retains Nanomolar Potency Against AML Cells Engineered to Express the NRAS G12D Mutation or Selected for Resistance to Venetoclax". The study demonstrated that TUS targets known venetoclax (VEN) resistance mechanisms, retaining nanomolar potency against AML cells engineered to express the NRAS-G12D mutation or selected for resistance to VEN, and in combination with VEN, could prevent the emergence of resistance to both agents. TUS resistant cells showed hypersensitivity to VEN such that treatment with both drugs could also interfere with the emergence of TUS resistance. These results, and additional preclinical studies supporting the use of tuspetinib to treat AML, were published in the January 13, 2025, issue of Cancer Research Communications from the American Association of Cancer Research (https://pubmed.ncbi.nlm.nih.gov/39665627/).

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

On December 9, 2023, Aptose featured tuspetinib in an oral presentation at the 65th American Society of Hematology (ASH) Annual Meeting and Exposition. The Company announced that a growing body of clinical data for its lead compound, tuspetinib, demonstrates significant benefit both as a single agent and in combination with venetoclax for patients with relapsed/refractory acute myeloid leukemia ("R/R AML") in the ongoing APTIVATE Phase 1/2 study. The data were presented by lead investigator Naval G. Daver, M.D., Professor and Director of the Leukemia Research Alliance Program in the Department of Leukemia at The University of Texas MD Anderson Cancer Center, Houston, TX.

Dr. Daver reported data from more than 100 relapsed/refractory patients from multiple international clinical sites, who had failed prior therapy and then were treated with TUS as a single agent or TUS+VEN. Both TUS and TUS+VEN delivered multiple composite complete remissions (CRc) in this very ill AML population, while maintaining a favorable safety profile across all treated patients. The data demonstrated that tuspetinib is active and well tolerated in one of the most challenging and heterogeneous disease settings in oncology – relapsed and refractory AML. Tuspetinib demonstrated broad activity, including activity in patients with FLT3 wild-type AML (accounting for more than 70% of the AML population), FLT3 mutated AML, NPM1 mutated AML, as well as in patients with mutations historically associated with resistance to targeted therapy. Most notably, TUS targets VEN resistance mechanisms, enabling TUS+VEN uniquely to treat the very ill prior-VEN AML population, including both FLT3 mutant and FLT3 wildtype disease. From a broader perspective, the growing body of antileukemic activity, and continued favorable safety profile, support the advancement of tuspetinib in a TUS+VEN+HMA triplet for the treatment of frontline newly diagnosed AML patients.

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

On October 29, 2023, Aptose presented two posters related to the clinical and preclinical activity of tuspetinib at the European School of Haematology 6th International Conference: Acute Myeloid Leukemia "Molecular and Translational": Advances in Biology and Treatment, held October 29-31, 2023, in Estoril, Portugal. Clinical findings included 1) data from the APTO-TUS-HV01 clinical trial (the "Food Effect Study") evaluating the pharmacokinetic (PK) properties of tuspetinib in healthy human volunteers in which tuspetinib was administered with our without food, and 2) from an international Phase 1/2 study of tuspetinib as a single agent (TUS) and in combination with venetoclax in patients with R/R AML from across clinical centers in the United States, South Korea, Spain, Australia and other sites. Data from the Food Effect Study in healthy human volunteers demonstrated that tuspetinib can be administered with or without food and foresees no clinically meaningful difference in exposure. This is an important finding for patient convenience, as venetoclax is dosed with food and tuspetinib can now be co-administered with venetoclax rather than in staggered dosing. Findings from the Phase 1/2 clinical trial demonstrated that tuspetinib as a single agent was well-tolerated and highly active among R/R AML patients with a diversity of adverse genotypes and delivered a 42% CR/CRh cross-evaluable venetoclax (VEN) naive patients at the 80mg daily RP2D. The TUS+VEN doublet has been well tolerated in the APTIVATE international Phase 1/2 expansion trial in R/R AML patients and achieved multiple responses in patients who previously failed venetoclax ("Prior-VEN failure AML"), including prior-VEN failure patients who also previously failed FLT3 inhibitors, all of whom represent emerging populations of high unmet medical need. Notably, tuspetinib targets venetoclax resistance mechanisms that may re-sensitize Prior-VEN failure patients to venetoclax.

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

In conjunction with poster presentations at the ESH Conference, on October 30, 2023, Aptose held a “Clinical Update and KOL Data Review of AML Drug Tuspetinib” that was webcast and featured Dr. Naval Daver, MD, Professor, Director Leukemia Research Alliance Program, Department of Leukemia, The University of Texas MD Anderson Cancer Center, Houston, Texas. Dr. Daver is the lead investigator on Aptose’s APTIVATE trial and is recognized for significant achievements in the development of novel AML treatments, including several combination therapies. Aptose presented data in 49 patients who received the TUS+VEN doublet, showing an overall response rate ("ORR") of 48% among all patients that had achieved an evaluable stage, as well as a 44% ORR among Prior-VEN failure AML patients, including FLT3-unmutated ("wildtype") patients (43% ORR) and FLT3-mutated patients (60% ORR), some of whom also had failed prior therapy with FLT3 inhibitors. The TUS+VEN doublet was well tolerated with no unexpected safety signals. The TUS+VEN doublet may serve the prior-VEN failure R/R AML patients who represent a rapidly growing population that is highly refractory to any salvage therapy. The compelling data with the TUS+VEN doublet in R/R AML patients suggest that TUS+VEN+HMA triplet may also serve the needs of frontline (1L) newly diagnosed AML patients.

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

On March 23, 2023, Aptose announced the APTIVATE Phase 1/2 expansion trial with tuspetinib had been initiated and had already treated several R/R AML patients in the monotherapy arm, and that patient enrollment had been initiated in the doublet combination treatment arm of the APTIVATE trial with the TUS+VEN doublet. Since then, patients have continued to enroll and receive tuspetinib on the monotherapy arm. Plus, enrollment and dosing of patients on the TUS+VEN doublet arm have been brisk. Clinical investigator interest for tuspetinib is evident, and early signs of antileukemic activity during the APTIVATE trial have fueled the level of excitement for the trial.

Clinical responses to monotherapy with tuspetinib have been observed in a broad range of mutationally defined populations, including those with mutated forms of NPM1, MLL, TP53, DNMT3A, RUNX1, wild-type FLT3, ITD or TKD mutated FLT3, various splicing factors, and other genes. In the March 23, 2023, announcement, Aptose also highlighted an unexpected observation of a 29% CR/CRh response rate with tuspetinib monotherapy in R/R AML patients having mutations in the RAS gene or other genes in the RAS pathway. Responses in RAS-mutated patients are important because the RAS pathway is often mutated in response to therapy by other agents as the AML cells mutate toward resistance to those other agents. Collectively, these observations of broad clinical activity of tuspetinib, along with its favorable safety profile, position tuspetinib for potential accelerated development paths, as well as, for doublet, triplet and maintenance therapy indications.

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

Luxeptinib

Given current funding and our prioritization of tuspetinib, we have decided to pause funding the development of luxeptinib. For further information about the historical development of Luxeptinib, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Other corporate matters

Nasdaq private placement deficiency requirement

On February 29, 2024, the Company received a deficiency letter (the "2024 Deficiency Letter") from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company’s January 2024 private placement (the "Private Placement") of securities to Hanmi violated Nasdaq Listing Rule 5635(d) because the Company did not obtain shareholder approval prior to such issuance. Nasdaq stated that the Private Placement involved the issuance of greater than 20% of the issued and outstanding Common Shares of the Company at a discount to the Nasdaq official closing price on January 25, 2024, the date of the subscription agreement between the Company and Hanmi. The 2024 Deficiency Letter had no immediate effect on the listing of the Company’s Common Shares. In accordance with the Nasdaq Listing Rules, the Company was given forty-five (45) calendar days, or until April 14, 2024, to submit a plan to regain compliance.

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

Nasdaq Minimum Bid Price requirement

On July 16, 2024, the Company received a deficiency letter (the “Deficiency Letter”) from the Nasdaq, notifying the Company that, for the prior thirty consecutive business days, the closing bid price for the Company’s Common Shares was below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Deficiency Letter had no immediate effect on the listing of the Company’s Common Shares, and its Common Shares continued to trade on Nasdaq and the Toronto Stock Exchange (“TSX”) under the symbol “APS.” The Company’s listing on the TSX is independent and will not be affected by the Company’s Nasdaq listing status. The Company was given 180 calendar days, or until January 13, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 13, 2025, the bid price of the Company’s Common Shares closed at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq would have provided written confirmation that the Company regained compliance. If the Company did not regain compliance with the Minimum Bid Price Requirement by January 13, 2025, the Company may, at the discretion of Nasdaq, be afforded a second 180 calendar day period to regain compliance. To qualify for the extension, the Company was required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement.

On January 14, 2025, the Company received an additional letter from the Nasdaq Listing Qualifications Department notifying the Company that, for the last thirty (30) consecutive business days, the closing bid price for the Company’s Common Shares was below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Company presented its plan of compliance to the hearings panel and was given until March 31, 2025, to regain compliance with the Minimum Bid Price Requirement.

On January 27, 2025, the Company held a Special Meeting of the shareholders of the Corporation (the “Meeting”). At the Meeting, shareholders voted in favor of an amendment to the Corporation’s Articles to, at the discretion of the Company’s board of directors (the “Board”), to effect a Reverse Stock Split, with the ratio within such range to be determined at the discretion of the Board. The Board approved a ratio of 1-for-30 on February 18, 2025. Our Common Shares commenced trading on a post-Reverse Stock Split basis at market open on February 26, 2025. The par value and the authorized shares were not adjusted as a result of the Reverse Stock Split. All the Company’s issued and outstanding Common Shares, stock options and warrants have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

On March 14, 2025, Nasdaq confirmed that we had regained compliance with the Minimum Bid price Requirement.

Nasdaq Equity Rule requirement

On April 2, 2024, the Company received a letter (the “Notification Letter”) from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because the stockholders’ equity of the Company as of December 31, 2023, as reported in the Company’s Annual Report on Form 10-K, was below the minimum requirement of $2.5 million (the “Stockholders’ Equity Requirement”). The Notification Letter had no immediate effect on the Company's continued listing on Nasdaq, subject to the Company's compliance with the other continued listing requirements. Pursuant to the Notification Letter, the Company had 45 calendar days to submit a plan to evidence compliance with the Rule (a “Compliance Plan”). The Company submitted the Compliance Plan on May 17, 2024, and received an extension to September 30, 2024 to regain compliance. As of September 30, 2024, the Company had not gained compliance with the requirement. Accordingly, on October 1, 2024, the Company received a staff determination letter stating that the Company did not meet the terms of the extension because it did not complete its proposed financing initiatives to regain compliance. On October 8, 2024, the Company requested an appeal and hearing of the determination, which automatically stayed Nasdaq’s delisting of the Company’s Common Shares pending the appeal panel’s decision, such hearing was scheduled for November 21, 2024. The Company submitted a revised plan to regain compliance on November 11, 2024 and on December 19, 2024, the Company announced that the panel granted the Company’s request for an extension to evidence compliance with all applicable criteria for continued listing on Nasdaq. On or before March 31, 2025, the Company was required to demonstrate compliance with Nasdaq Listing Rule 5550(b)(1) requiring the Company to have a minimum of $2.5 million in shareholders’ equity (the “Equity Rule”) to continue its listing on Nasdaq.

As of March 31, 2025, the Company had not been able to regain compliance with the Equity Rule. On March 31, 2025, the Company received a letter from the Nasdaq stating that because the Company has not regained compliance with the Equity Rule, Nasdaq determined to delist the Company's Common Shares from the Nasdaq, effective on April 2, 2025. The Company's Common Shares remain listed on TSX under the symbol "APS" and OTC under the symbol "APTOF".

LIQUIDITY AND CAPITAL RESOURCES

Aptose is an early-stage development company, and we currently do not generate any revenues from our drug candidates. The continuation of our research and development activities and the commercialization of the targeted therapeutic products depend on our ability to successfully finance and complete our research and development programs through a combination of equity financing and payments from strategic partners. We have no current sources of significant payments from strategic partners. As of the filing date, we have sufficient liquidity to support our operations through May 2025.

Sources of liquidity:

The following table presents our cash, cash equivalents, restricted cash, working capital and stockholders' deficit as of March 31, 2025 and December 31, 2024.

(in thousands)	Balances at March 31, 2025	Balances at December 31, 2024
Cash and cash equivalents	$4,743	$6,152
Restricted cash equivalents, current	—	555
Total	$4,743	$6,707

Working capital	$651	$5,053
Stockholders' equity	$(7,393)	$(4,543)

Working capital is a non-GAAP measure and represents primarily cash, cash equivalents, restricted cash, prepaid expenses and other current assets less current liabilities. This financial measure provides a fuller understanding of the Company’s capital available to fund future operations.

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

Since our inception, we have financed our operations and technology acquisitions primarily through equity financing, proceeds from the exercise of warrants and stock options, and interest income on funds held for future investment. Cash used for operating activities has primarily consisted of salaries and wages for management and employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, licensing fees, drug manufacturing costs, laboratory supplies and materials, and professional fees. Due to the early stage of our clinical trials, we do not expect to generate positive cash flow from operations for the foreseeable future. Negative cash flows are expected to continue until we receive regulatory approval to commercialize any of our products under development and/or when royalty or milestone revenue from such products exceeds expenses.

We incurred a net loss of $5.5 million for the three months ended March 31, 2025 and $9.6 million for the three months ended March 31, 2024. As of March 31, 2025, we had an accumulated deficit of $546.5 million (December 31, 2024, $541.0 million); cash, cash equivalents and restricted cash equivalents of $4.7 million (December 31, 2024, $6.7 million); current assets less current liabilities of $0.7 million (December 31, 2024, $5.1 million); and negative shareholder's equity of $7.4 million (December 31, 2024, negative shareholder's equity of $4.5 million). Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment in our clinical trials, the amount of drug product we will require to support our clinical trials and general corporate overhead costs to support our operations. We have based these estimates on assumptions and plans that may change and could impact the magnitude and/or timing of operating expenses and our cash runway.

Management recognizes that in order to meet the capital requirements and continue to operate, additional financing will be necessary. We plan to raise additional funds to fund our business operations through equity financing or other financing activities. Management continues considering other options for raising capital including debt, equity, through collaborations or reorganization to reduce operational expenses. However, given the decrease in the share price, the Company's delisting from Nasdaq, as well as the difficulty for micro-cap market capitalization companies to raise significant capital, we may be unable to access financing when needed. As such, there can be no assurance that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

Our ability to raise additional funds has been affected by adverse market conditions, the status of our product pipeline, possible delays in enrollment in our trial, and various other factors and we may be unable to raise capital when needed, or on terms favorable to us. The raising of additional capital to make bulk payments to repay accounts payable, if successful, would potentially alleviate any significant doubt on our ability to continue as a going concern. In the event that debt or equity financing is unable to be secured or contemplated, and trade sales fail to materialize, we may need to resolve to other means of protecting its assets in the best interests of its shareholders, including foreclosure or forced liquidation and/or seeking creditors’ protection.

The conditions mentioned above raise substantial doubt about our ability to continue as a going concern. See “Going Concern Risk” in Item II, Part IA below. The accompanying consolidated financial statements do not reflect any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we are unable to continue as a going concern; these types of adjustments could be material.

2025 Committed Equity Facility

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

2025 At-The Market Facility

On February 3, 2025 the Company and A.G.P./Alliance Global Partners (“AGP”) entered into a sales agreement whereby the Company may from time to time, sell Common Shares having an aggregate offering value of up to $1.0 million through AGP on Nasdaq (the “2025 ATM Facility”). Costs associated with the proceeds consist of 3% cash commission. Up to February 12, 2025, the Company issued 137,000 Common Shares under this 2025 ATM Facility at an average price of $7.31 per share for gross proceeds of $1.0 million ($0.8 million net of share issuance costs).

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

September 2024 Common Share issuance

On September 5, 2024, the Company held a Special Meeting of Shareholders pursuant to which, shareholders voted to authorize, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of Common Shares underlying certain warrants in an amount equal to or in excess of 20% of our Common Shares outstanding immediately prior the issuance of such warrants pursuant to the June 2024 Registered Direct Offering. On September 11, 2024, the Company issued 68,500 Common Shares upon the exercise of 68,500 Pre-Funded Warrants for cash proceeds of $2,000 at an exercise price of $0.03.

June 2024 Registered Direct Offering and Concurrent Private Placement

On June 3, 2024, the Company completed the Registered Direct Offering for the purchase and sale of 60,000 Common Shares at a purchase price of $34.50 per Common Share and 68,500 pre-funded warrants (the “Pre-Funded Warrants”) with an exercise price of $0.03 per Pre-Funded Warrant. Each Pre-Funded Warrant was exercisable immediately and expires on June 25, 2029.

In a concurrent private placement, Aptose issued unregistered series A warrants to purchase up to 128,500 Common Shares (“Series A Warrants”) and series B warrants to purchase up to 128,500 Common Shares (“Series B Warrants”), each at an exercise price of $34.50 per share. The series A and series B unregistered warrants became exercisable beginning on the effective date of shareholder approval of the issuance of the Common Shares issuable upon exercise of the Series A and Series B Warrants which was obtained on September 5, 2024. The Series A Warrants expire five years from September 5, 2024 and the Series B Warrants expire March 5, 2026.

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

Additionally, in connection with the January 2024 Public Offering, the Company issued share purchase warrants underlying a total 18,084 Common Shares to Newbridge as compensation payable thereto, with each warrant having an exercise price of $64.13 per share and being exercisable beginning on July 30, 2025 and expiring on January 30, 2028. The issue-date fair value of all warrants issued to Newbridge in connection with the January 2024 Public Offering and the January 2024 Private Placements (the “Newbridge Warrants”) were recorded as additional transaction costs, with a reduction to Common Shares and a corresponding increase to additional paid-in capital.

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

2023 Committed Equity Facility

On May 25, 2023, the Company and Keystone Capital Partners, LLC ("Keystone") entered into a committed equity facility, (the "2023 Committed Equity Facility"), which provides that subject to the terms and conditions set forth therein, the Company may sell to Keystone up to the lesser of (i) $25.0 million of the Common Shares and (ii) a number of Common Shares equal to 19.99% of the Common Shares outstanding immediately prior to the execution of the 2023 Committed Equity Facility Agreement. Additionally, on May 25, 2023, the Company entered into a Registration Rights Agreement with Keystone, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of Common Shares that are issued to Keystone under the 2023 Committed Equity Facility. This registration statement became effective on June 30, 2023 and the 2023 Committed Equity Facility commencement date was July 12, 2023 (the "Commencement Date").

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

For the three months ended March 31, 2024, the Company's issuance of Common Shares to Keystone consisted of the 336 Commitment Shares issued in January 2024. Since May 25, 2023 to April 2024, the time the Committed Equity Facility was terminated, the Company's issuance of Common Shares to Keystone comprised of an aggregate of 41,019 Common Shares at an average price of $68.10 per Common Share for aggregate gross cash proceeds of $2.8 million and 838 Commitment Shares.

From May 25, 2023 to the termination of the Committed Equity Facility, the Company recognized $168,000 of financing costs associated with professional fees. In April 2024, the Company's issuances of Common Shares to Keystone reached the Total Commitment of the Committed Equity Facility, i.e. 19.99% of the Common Shares outstanding immediately prior to the execution of the 2023 Committed Equity Facility Agreement.

2022 At-The-Market Facility

On December 9, 2022, the Company entered into an equity distribution agreement pursuant to which the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $50 million through Jones Trading Institutional Services LLC ("Jones Trading") on Nasdaq (the "2022 ATM Facility"). During the three months ended March 31, 2024, the Company did not issue shares under the 2022 ATM Facility. On May 30, 2024, the Company terminated the 2022 ATM Facility. Since inception to May 30, 2024, the date the Company terminated the 2022 ATM Facility, the Company raised a total of $2.0 million of gross proceeds ($2.0 million net of share issuance costs) under the 2022 ATM Facility. Costs associated with the proceeds consisted of a 3% cash commission.

Cash flows:

The following table presents a summary of our cash flows for the three months ended March 31, 2025 and 2024:

(in thousands)	Three months ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(2,795)	$(11,763)
Investing activities	—	(1,991)
Financing activities	829	11,847
Effect of exchange rates changes on cash and cash equivalents	2	1
Net decrease in cash and cash equivalents	$(1,964)	$(1,906)

Cash flows from operating activities

Our cash used in operating activities for the three months ended March 31, 2025 and 2024 was approximately $2.8 million and $11.8 million, respectively.

Net cash used in operating activities decreased during the three months ended March 31, 2025, compared to the same period in 2024. This was primarily due to reduced operating expenses, as well as an increase in accounts payable during the current period compared to a decrease in accounts payable in the prior period. Our uses of cash for operating activities for both periods consisted primarily of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid to contract research organizations and pass-through expenses paid in connection with preclinical and clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees.

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

Cash flows from investing activities

Our cash used in investing activities for the three months ended March 31, 2025 and 2024 was nil and $2.0 million, respectively, and consisted of net acquisitions of investments during the three months ended March 31, 2024.

Cash flows from financing activities

Our cash flow provided by financing activities for the three months ended March 31, 2025 was $0.8 million, consisting primarily of $0.8 million from the issuance of shares under the 2025 ATM.

Our cash flow provided by financing activities for the three months ended March 31, 2024 was $11.8 million, consisting primarily of $8.1 million from the issuance of shares under the January 2024 Public Offering and $3.7 million from the issuance of shares under the Hanmi Private Placement.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS DESCRIBED UNDER ITEM 7

There were no material changes to our contractual obligations and commitments described under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which can be found on EDGAR at www.sec.gov/edgar.shtml and on SEDAR+ at www.sedarplus.ca.

RESULTS OF OPERATIONS

A summary of the results of operations for the three months ended March 31, 2025 and 2024 is presented below:

	Three months ended March 31,
(in thousands)	2025	2024
Revenue	$—	$—
Research and development expenses	2,364	6,445
General and administrative expenses	3,097	3,315
Other (loss) income, net	(82)	120
Net loss	$(5,543)	$(9,640)
Other comprehensive loss	—	(1)
Comprehensive loss	$(5,543)	$(9,641)
Basic and diluted loss per common share	$(2.61)	$(22.02)

Net loss for the three months ended March 31, 2025 decreased by $4.1 million to $5.5 million, as compared to $9.6 million for the comparable period in 2024. Components of net loss are presented below:

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

Subject to successful new financing activities, we expect our research and development expenses to be lower during 2025 than in 2024. For the foreseeable future, as we advance tuspetinib into more extensive clinical trials, costs will increase unless the program is partnered.

The research and development expenses for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,

(in thousands)	2025	2024
Program costs – Tuspetinib	$1,479	$3,923
Program costs – Luxeptinib	98	208
Program costs – APTO-253	—	22
Personnel-related expenses	646	1,954
Stock-based compensation	141	328
Depreciation of equipment	—	10
Total	$2,364	$6,445

Research and development expenses decreased by $4.1 million to $2.3 million for the three months ended March 31, 2025, as compared to $6.4 million for the comparative period in 2024. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

•
Program costs for tuspetinib were $1.5 million for the three months ended March 31, 2025, compared with $3.9 million for the comparative period in 2024. The lower program costs for tuspetinib in the current period are attributable to reduced activity in our APTIVATE clinical trial, reduced manufacturing activity, and related expenses.
•
Program costs for luxeptinib decreased by approximately $0.1 million, primarily due to lower clinical trial and manufacturing activities.
•
Program costs for APTO-253 decreased by $22,000. The Company discontinued further clinical development of APTO-253.
•
Personnel-related expenses decreased by $1.3 million, primarily due to lower headcount for research and development personnel in the current three-month period.
•
Stock-based compensation decreased by approximately $0.2 million in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to stock options forfeited and/or vested in prior periods that are no longer being expensed resulting in lower expense in the current period.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and travel, including stock-based compensation for our executive, finance, business development, human resources, and support functions. Other general and administrative expenses include professional fees for auditing and legal services, investor relations and other consultants, insurance and facility-related expenses.

We expect our general and administrative expenses to increase slightly in the near term, primarily due to ongoing personnel costs, legal fees, and insurance expenses associated with operating as a public company.

The general and administrative expenses for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
(in thousands)	2025	2024
General and administrative, excluding items below	$2,908	$2,828
Stock-based compensation	186	481
Depreciation of equipment	3	6
Total	$3,097	$3,315

General and administrative expenses for the three months ended March 31, 2025 were $3.1 million, as compared to $3.3 million for the comparative period in 2024, a decrease of $0.2 million. The decrease was primarily due to the following:

•
General and administrative expenses, other than stock-based compensation and depreciation of equipment, increased by approximately $0.1 million in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to increased legal and consulting expenses in the current period.

•
Stock-based compensation decreased by approximately $0.3 million in the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due to stock options forfeited and/or vested in prior periods that are no longer being expensed resulting in lower expense in the current period.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies and Estimates

We periodically review our financial reporting, disclosure practices, and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. As part of this process, we have reviewed our selection, application and communication of critical accounting policies and financial disclosures. Management has discussed the development and selection of the critical accounting policies with the Audit Committee of the Board of Directors. The Audit Committee has reviewed the disclosure relating to critical accounting policies in this Management’s Discussion and Analysis.

Significant Accounting Judgments and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 28, 2025. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025

The Company records expenses for research and development activities based on management’s estimates of services received and efforts expended pursuant to contracts with vendors that conduct research and development on the Company’s behalf. The financial terms vary from contract to contract and may result in uneven payment flows as compared to services performed or products delivered. As a result, the Company is required to estimate research and development expenses incurred during the period, which impacts the amount of accrued expenses and prepaid balances related to such costs as of each balance sheet date. Management estimates the amount of work completed through discussions with internal personnel and the contract research and contract manufacturing organizations as to the progress or stage of completion of the services. The Company’s estimates are based on a number of factors, including the Company’s knowledge of the status of each of the research and development project milestones, and contract terms together with related executed change orders. Management makes significant judgments and estimates in determining the accrued balance at the end of each reporting period.

Although management does not expect our estimates to be materially different from amounts actually incurred, if the estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in the Company reporting amounts that are too high or too low in any particular period. As of March 31, 2025, the Company has recorded $1.3 million in prepaid expenses and $2.1 million in accrued liabilities related to its research and development activities. If the estimates are too high or too low by a factor of 10% this would mean that prepaid expenses would be over or understated by approximately $0.1 million, and accrued liabilities would be over or understated by approximately $0.2 million. On a combined basis, this could mean an increase or decrease in research and development expenses by approximately $0.3 million. To date, there have been no material differences between the estimates of such expenses and the amounts actually incurred.

Other important accounting policies and estimates made by management are the valuation of contingent liabilities, the valuation of tax accounts and the assumptions used in determining the valuation of share-based compensation, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Management’s assessment of our ability to continue as a going concern involves making a judgment, at a particular point in time, about inherently uncertain future outcomes and events or conditions. Please see the “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q for a discussion of the factors considered by management in arriving at its assessment.

Updated share information

As of May 1, 2025, we had 2,552,429 Common Shares issued and outstanding. In addition, there were 38,736 Common Shares issuable upon the exercise of outstanding stock options and there were 1,267,585 Common Shares issuable upon the exercise of the outstanding warrants.

ITEM 3 – QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide this information.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of our fiscal quarter ended March 31, 2025, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of our fiscal quarter ended March 31, 2025, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments, specifically with regard to warrants.

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

As of March 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of March 31, 2024, our internal control over financial reporting were not effective based on those criteria. We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Securities Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies.

Ongoing Remediation Plan

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than with respect to the remediation efforts in connection with the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

FOR INFORMATION REGARDING FACTORS THAT COULD AFFECT THE COMPANY’S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY, SEE THE RISK FACTORS DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024, UNDER ITEM 1A – RISK FACTORS. ADDITIONS TO THE RISK FACTORS DISCLOSED UNDER ITEM 1A – RISK FACTORS OF THE ANNUAL REPORT INCLUDE:

•
our risk of imminent bankruptcy;
•
we need to obtain substantial funding immediately in order to continue operations and our exploration of strategic alternatives;
•
our suppliers may choose to stop working on programs, change the terms of contracts or terminate contracts for key programs;
•
our ability to maintain an adequate supply of clinical drug product to complete our ongoing and planned clinical trials;
•
our suppliers may face challenges due to increased tariffs, geopolitical tensions, regulatory changes, and dependencies in the global supply chain, which could lead to higher costs for imported goods, delays in supply, or interruptions in deliveries;
•
our suppliers may change the terms of contracts with the company;
•
our risk of not being able to meet the continued listing requirements of the TSX and the risk of not being able to meet the listing requirements of Nasdaq as part of the Company's plan to relist on Nasdaq; and
•
one of our contract research organizations represented 43% of our accounts payable as of March 31, 2025. Subsequent to March 31, 2025, we paid $0.9 million and the amount owed as of the date of this filing is $0.8 million.

GOING CONCERN RISK

The Company's financial statements have been prepared on a going concern basis under which the Company is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. However, as of the date of this filing, management does not believe that the Company’s cash and cash equivalents balance is sufficient to meet its general working capital requirements and contractual obligations for the next 12 months. The Company's current cash and cash equivalents are projected to support operations through May 2025. The Company's future operations are dependent upon the identification and successful completion of equity or debt financing and the achievement of profitable operations at an indeterminate time in the future. There can be no assurances that the Company will be successful in completing additional equity or debt financing or in achieving profitability, or that such additional equity or debt financing will be completed on terms satisfactory to the Company and would be sufficient to satisfy any liquidity concerns related to the Company’s ability to continue as a going concern. Certain adverse conditions and material uncertainties cast doubt upon the ability of the Company to continue as a going concern without a significant restructuring and/or financing. These include:

•
the Company has cash-on-hand of approximately $2.2 million as at the date of this filing;
•
the Company has a working capital deficiency (excess current liabilities over current assets);
•
the Company currently has had no material sales of marketed products and no material sources of cash other than financings, and there can be no assurance as to the Company’s ability to maintain or obtain sufficient financing sources for operations or to meet future obligations.
•
uncertainty regarding the Company's ability to raise additional capital, which raises significant doubt about its ability to continue as a going concern without substantial financing.

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
101**

The following consolidated financial statements from the Aptose Biosciences Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) statements of operations and comprehensive loss, (ii) balance sheets, (iii) statements of changes of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of May, 2025.

APTOSE BIOSCIENCES INC.

By:	/s/ William G. Rice, Ph.D.
William G. Rice, Ph.D. President and Chief Executive Officer