Form 10-Q
period 2025-06-30
Aptose Biosciences Inc.
filed 2025-08-13
CIK 882361

on

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 8, 2025, the registrant had 2,552,429 common shares outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Interim Financial Statements

(Unaudited)

APTOSE BIOSCIENCES INC.

For the three and six months ended June 30, 2025 and 2024

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Financial Position

(Expressed in thousands of US dollars, except for common share data)

(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$553	$6,152
Restricted cash equivalents, current	745	555
Prepaid expenses	1,857	2,253
Other current assets	116	570
Total current assets	3,271	9,530

Non-current assets:
Property and equipment	19	26
Right-of-use assets, operating leases	377	571
Other long-term assets	1,924	—
Total non-current assets	2,320	597
Total assets	$5,591	$10,127
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$2,879	$1,258
Accrued liabilities	5,414	2,773
Current portion of lease liability, operating leases	413	428
Interest on related party loan payable	294	18
Total current liabilities	9,000	4,477

Non-current liabilities:
Lease liability, operating leases	—	193
Loan payable to related party	10,962	10,000
Total non-current liabilities	10,962	10,193
Total liabilities	19,962	14,670

Shareholders’ deficit:
Share capital:
Common shares, no par value, unlimited authorized shares, 2,552,429 and 2,006,028 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	459,771	457,404
Additional paid-in capital	83,727	83,336
Accumulated other comprehensive loss	(4,316)	(4,316)
Accumulated deficit	(553,553)	(540,967)
Total shareholders’ deficit	(14,371)	(4,543)
Total liabilities and shareholders’ deficit	$5,591	$10,127

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

Going concern, see Note 2b.

Commitments, see Note 9.

Related party transactions, see Note 10.

Subsequent events, see Note 14.

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for common share and per common share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$—

Expenses:
Research and development	3,298	4,413	5,662	10,858
General and administrative	3,623	2,932	6,720	6,247
Operating expenses	6,921	7,345	12,382	17,105

Other income/(expense):
Interest (expense) income	(110)	93	(194)	214
Foreign exchange loss	(12)	—	(10)	(1)
Total other (loss) income	(122)	93	(204)	213
Net loss	$(7,043)	$(7,252)	$(12,586)	$(16,892)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	—	1	—	—
Total comprehensive loss	$(7,043)	$(7,251)	$(12,586)	$(16,892)

Basic and diluted loss per common share	$(2.76)	$(12.99)	$(5.38)	$(33.91)

Weighted average number of common shares outstanding used in the calculation of Basic and diluted loss per common share	2,552,429	558,476	2,340,535	498,113

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Deficit

(Expressed in thousands of US dollars, except for common share data)

(unaudited)

	Common Shares		Additional	Accumulated other
	Shares	Amount	paid-in capital	comprehensive loss	Deficit	Total
Balance, December 31, 2024	2,006,028	$457,404	$83,336	$(4,316)	$(540,967)	$(4,543)
Common shares issued under the ESPP	338	1	—	—	—	1
Common shares issued under 2025 ATM	137,000	828	—	—	—	828
Common shares issued pursuant to Hanmi debt conversion	409,063	1,538	—	—	—	1,538
Stock-based compensation	—	—	391	—	—	391
Net loss	—	—	—	—	(12,586)	(12,586)
Balance, June 30, 2025	2,552,429	$459,771	$83,727	$(4,316)	$(553,553)	$(14,371)
Balance, December 31, 2023	264,745	$444,806	$72,146	$(4,316)	$(515,537)	$(2,901)
Shares and warrants issued under the Registered Direct Offering	60,000	1,018	3,122	—	—	4,140
Common shares and warrants issued pursuant to the Hanmi Private Placement	70,175	2,043	1,659	—	—	3,702
Common shares and warrants issued pursuant to the January 2024 Public Offering	188,304	3,595	4,532	—	—	8,127
Common shares issued under the 2023 Committed Equity Facility	17,332	717	(82)	—	—	635
Common shares issued under the 2022 ATM	2,717	97	(118)	—	—	(21)
Stock-based compensation	—	—	1,016	—	—	1,016
Common shares issued under the ESPP	363	18	—	—	—	18
Net loss	—	—	—	—	(16,892)	(16,892)
Balance, June 30, 2024	603,636	$452,294	$82,275	$(4,316)	$(532,429)	$(2,176)

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in thousands of US dollars)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows used in operating activities:
Net loss for the period	$(12,586)	$(16,892)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	391	1,016
Depreciation of property and equipment	7	24
Loss on disposal of property and equipment	—	76
Amortization of right-of-use assets	194	187
Interest on lease liabilities	21	37
Interest on loan payable to related parties	276	—
Change in non-cash operating assets and liabilities:
Prepaid expenses	396	806
Other assets	(1,470)	7
Operating lease payments	(229)	(234)
Accounts payable, related party	—	(2,554)
Accounts payable	1,621	3,619
Accrued liabilities	2,641	(3,633)
Cash used in operating activities	(8,738)	(17,541)

Cash flows from financing activities:
Proceeds from loans payable with related parties	2,600	—
Repayment of loan with related party	(100)
Issuance of common shares and warrants under the Registered Direct Offering	—	4,140
Issuance of common shares and warrants pursuant to the January 2024 Public Offering	—	8,127
Issuance of common shares and warrants pursuant to the Hanmi Private Placement	—	3,702
Issuance of common shares under 2023 Committed Equity Facility	—	694
Issuance of common shares under 2022 ATM	—	97
Cost of offering		(177)
Issuance of common shares under 2025 ATM	828	-
Issuance of common shares under the ESPP	1	18
Cash provided by financing activities	3,329	16,601

Cash flows provided by investing activities:
Disposal of property and equipment	—	18
Cash provided by investing activities	—	18

Decrease in cash, cash equivalents and restricted cash equivalents	$(5,409)	$(922)
Cash, cash equivalents, and restricted cash, beginning of period	$6,707	$9,252
Cash, cash equivalents, and restricted cash, end of period	$1,298	$8,330

Supplemental disclosures of non-cash financing activities:
Conversion of loan payable with related party to common shares	$1,538	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and six months ended June 30, 2025 and 2024

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

We are advancing targeted agents to treat life-threatening hematologic cancers that require immediate treatment. We have two clinical-stage investigational products for hematological malignancies: our lead agent, tuspetinib, an oral, potent myeloid kinase inhibitor, and luxeptinib, an oral, dual lymphoid and myeloid kinase inhibitor.

2.
Significant accounting policies
a.
Reverse stock split

On February 26, 2025, the Company effected a 1-for-30 reverse stock split of its Common Shares (the "Reverse Stock Split"). The par value and the authorized shares of the Common Shares were not adjusted as a result of the Reverse Stock Split. All of the Company’s issued and outstanding common shares (the “Common Shares”), stock options and warrants have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

b.
Basis of presentation - going concern

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP and the rules and regulations of the Securities and Exchange Commission, or SEC, related to quarterly reports filed on Form 10-Q, assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company's ability to continue as a going concern exists. The Company does not have sufficient cash to fund operations and relies on advances made by Hanmi therefor.

Since the Company's inception, the Company has financed its operations and technology acquisitions primarily through equity financing, proceeds from the exercise of warrants and stock options, and interest income on funds held for future investment. Cash used for operating activities primarily consists of salaries and wages for management and employees, facility and facility-related costs for the Company's offices, fees paid in connection with preclinical and clinical studies, licensing fees, drug manufacturing costs, laboratory supplies and materials, and professional fees. Due to the early stage of the Company's clinical trials, the Company does not expect to generate positive cash flow from operations for the foreseeable future. Negative cash flows are expected to continue until the Company receives regulatory approval to commercialize any of its products under development and/or when royalty or milestone revenue from such products exceeds expenses.

The Company incurred a net loss of $12.6 million for the six months ended June 30, 2025 and $16.9 million for the six months ended June 30, 2024. As of June 30, 2025, the Company had an accumulated deficit of $553.6 million (December 31, 2024, $541.0 million); cash, cash equivalents and restricted cash equivalents of $1.3 million (December 31, 2024, $6.7 million); current assets less current liabilities of negative $5.7 million (December 31, 2024, $5.1 million); and negative shareholder's equity of $14.4 million (December 31, 2024, negative shareholder's equity of $4.5 million). The Company's cash needs for the next twelve months include estimates of the number of patients and rate of enrollment in its clinical trials, the amount of drug product it will require to support its clinical trials and general corporate overhead costs to support its operations. The Company has based these estimates on assumptions and plans that may change and could impact the magnitude and/or timing of operating expenses and its cash runway.

Management recognizes that to meet the capital requirements and continue to operate, additional financing will be necessary. The Company plans to raise additional funds to fund its business operations through debt or other financing activities. Management continues considering options for raising capital including debt, through collaborations or reorganization to reduce operational expenses. However, given the decrease in the share price, the Company's delisting from Nasdaq for failure to gain compliance with the Nasdaq's minimum equity requirement of $2.5 million ("Stockholders' Equity Requirement") by March 31, 2025, as well as the difficulty for micro-cap market capitalization companies to raise significant capital, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

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
Significant accounting policies, estimates and judgments

No changes to the Company's significant accounting policies occurred during the six months ended June 30, 2025 as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 28, 2025.

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

g.
Recent accounting pronouncements

The Company adopted no new accounting pronouncements during the three and six months ended June 30, 2025. Various accounting standards and interpretations were issued recently, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

3.
Cash and cash equivalents

Cash and cash equivalents as of June 30, 2025, consists of cash of $0.6 million (December 31, 2024 ‑ $1.5 million) and deposits in high interest savings accounts, money market funds and accounts with original maturities of less than 90 days totaling nil (December 31, 2024 ‑ $4.7 million).

4.
Restricted cash equivalents

Restricted cash equivalents consist of deposits in high interest savings accounts, money market funds and accounts with original maturities of less than 90 days. As of June 30, 2025, the restricted cash balance was $0.7 million (December 31, 2024 - $0.6 million).

On August 27, 2024, the Company and Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) entered into a loan agreement, pursuant to which Hanmi agreed to loan $10.0 million to the Company (the “Hanmi Loan Agreement”). Under the terms of the Hanmi Loan Agreement, the loan proceeds are restricted in their use and must be used for Tuspetinib-related business operation purposes, unless otherwise authorized by Hanmi. The use of the funds is also contingent upon the Company meeting specific manufacturing and clinical milestones. As of June 30, 2025, the restricted cash equivalents were fully utilized and no unspent proceeds associated with the Hanmi Loan Agreement remained. See Note 10: Related party transactions.

On June 18, 2025, the Company and Hanmi entered into a facility agreement (the "Hanmi Facility Agreement"), pursuant to which Hanmi provided an uncommitted facility for up to $8.5 million, administered through multiple advances for the purpose of the continued clinical development of Tuspetinib and to fund operations of the Company. Advances under the Hanmi Facility Agreement may be provided in one or more (but no more than five advances) until December 31, 2025. No single advance shall be for an amount in excess of $2.5 million. The restricted cash balance noted above reflects the balance, as of June 30, 2025, of the unspent proceeds associated with the Hanmi Facility Agreement. See Note 10: Related party transactions. Also see Note 14: Subsequent events.

5.
Prepaid expenses

Prepaid expenses are comprised of the following:

	June 30,	December 31,
	2025	2024
Prepaid research and development expenses	$651	$1,648
Prepaid insurance	218	558
Other prepaid operating expenses	988	47
Total	$1,857	$2,253

6.
Right-of-use assets, operating leases

Right-of-use assets, operating leases are comprised of the following:

	June 30,	December 31,
	2025	2024
Right-of-use assets, beginning of period	$3,124	$3,124
Additions to right-of-use assets	—	—
Right-of-use assets, end of period	3,124	3,124
Accumulated amortization	(2,747)	(2,553)
Right-of use assets, net	$377	$571

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

Level 3 ‑ inputs are unobservable (supported by little or no market activity).

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

The following table presents the fair value of Company's assets that are measured at fair value on a recurring basis for the periods presented:

	June 30, 2025	Level 1	Level 2	Level 3
Assets
High interest savings account	$—	$—	$—	$—
Total	$—	$—	$—	$—

	December 31, 2024	Level 1	Level 2	Level 3
Assets
High interest savings accounts	$5,201	$—	$5,201	$—
Total	$5,201	$—	$5,201	$—

8.
Accrued liabilities

Accrued liabilities are comprised of the following:

	June 30,	December 31,
	2025	2024
Accrued personnel related costs	$2,197	$982
Accrued research and development expenses	3,067	1,647
Other accrued expenses	150	144
Total	$5,414	$2,773

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

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,	Amount
2025	$233
2026	197
Total minimum lease payments	430
Less: imputed interest	(17)
Present value of lease liabilities	413
Less: current portion of lease liability	(413)
Lease liability, non-current	$—

The following table presents the weighted average remaining term of the leases and the weighted average discount rate:

	June 30, 2025	December 31, 2024
Weighted-average remaining term – operating leases (years)	0.9	1.4
Weighted-average discount rate – operating leases	7.90%	7.90%

Lease liability, current portion	$413	$428
Lease liability, long-term portion	—	193
Total	$413	$621

Operating lease costs and operating cash flows from our operating leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$107	$112	$214	$224
Operating cash flows from operating leases	$116	$119	$229	$234

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

In 2022, the Company and Hanmi also entered into a separate supply agreement for additional production of new drug substance and drug product to support further tuspetinib clinical development (the "Supply Agreement"), for which the Company pays Hanmi per batch of production. For the six months ended June 30, 2025 and 2024, expenses related to the Supply Agreement totaled nil for both periods. Since inception to June 30, 2025, $7.1 million had been expended under the Supply Agreement.

Under the Supply Agreement, the Company paid supply costs to Hanmi of nil and $2.6 million for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025 and December 31, 2024, the Company did not have either accounts payable or accrued liabilities related to the Supply Agreement.

On August 27, 2024, the Company and Hanmi entered into the Hanmi Loan Agreement, pursuant to which Hanmi loaned $10.0 million to the Company. Under the terms of the Hanmi Loan Agreement, the loan proceeds are restricted to use for Tuspetinib related business operation purposes, unless otherwise authorized by Hanmi. The use of the funds is also contingent upon the Company meeting specific manufacturing and clinical milestones as outlined in the agreement. The loan is repayable in full on January 31, 2027, with an initial interest period ending on September 30, 2024 and subsequent interest payments due at the end of each three-month period thereafter. Aptose may repay all or any portion of the outstanding principal at any time without penalty, provided that any accrued and unpaid interest on the principal amount being repaid is also settled. The accrued interest on the unpaid principal loan amount is payable at the periods specified in the Hanmi Loan Agreement at a rate of 6% per annum. During the six months ended June 30, 2025, Aptose recognized interest expense of 0.3 million and paid nil in interest pursuant to the Hanmi Loan Agreement.

On March 18, 2025, the Company entered into a debt conversion and interest payment agreement ("Debt Conversion Agreement") with Hanmi pursuant to which the Company and Hanmi agreed to convert $1.5 million of Hanmi's indebtedness under the Hanmi Loan Agreement into 409,063 Common Shares at $3.70 per share which was the average closing price of the Company's Common Shares on Nasdaq for the five trading days immediately prior to entering into the Debt Conversion Agreement. Additionally, pursuant to the Debt Conversion Agreement, the Company and Hanmi agreed that the interest payment associated with the period from December 21, 2024 through March 31, 2025 (the "First Deferred Interest Period") may be deferred and made on or before the final closing date of a financing, not including the amount being converted pursuant to the Debt Conversion Agreement, totaling $15.0 million ("Capital Raise"), but no later than June 27, 2025. On June 24, 2025, the Company and Hanmi entered into an Interest Payment Agreement whereby the interest due for the First Deferred Interest Period and interest associated with the period from March 31, 2025 through June 30, 2025 (the "Second Deferred Interest Period") may be deferred and made no later than December 31, 2025. Further, pursuant to the Debt Conversion Agreement, Hanmi, at its sole discretion, can opt to convert the remaining indebtedness amount, or a portion thereof, to Aptose common shares upon the successful completion of the Capital Raise, provided that the amount of Aptose common shares delivered to Hanmi pursuant to such subsequent conversion shall not cause Hanmi to own more than 19.99% of the Company.

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

On June 18, 2025, the Company and Hanmi entered into the Hanmi Facility Agreement, pursuant to which Hanmi provided an uncommitted facility for up to $8.5 million, administered through multiple advances for the purpose of the continued clinical development of Tuspetinib and to fund operations of the Company. Advances under the Hanmi Facility Agreement may be provided in one or more (but no more than five advances) until December 31, 2025. No single advance shall be for an amount in excess of $2.5 million. Any amounts repaid under the Hanmi Facility Agreement may not be re-borrowed. Aptose has received a total of $5.6 million; the initial advance of $2.5 million was received on June 20, 2025 and additional advances of $2.0 million on July 15, 2025 and $1.1 million on August 4, 2025. Amounts outstanding pursuant to the Hanmi Facility Agreement are repayable in full on August 31, 2028, with an initial interest period ending commencing on June 20, 2025 and ending on December 31, 2025 and subsequent interest payments due at the end of each three-month period thereafter. Unpaid principal with respect to each advance shall accrue interest at a rate of 6% per annum. During the six months ended June 30, 2025, Aptose recognized interest expense of $4,000 and paid nil in interest pursuant to the Hanmi Facility Agreement.

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

As of June 30, 2025, Hanmi held 508,710 Common Shares and 77,972 warrants to purchase Common Shares at an exercise price of $51.30 per Common Share of Aptose. Also see Note 11, Share capital.

Short-Term Advance from CEO

On June 17, 2025, the Company's CEO provided an interest-free short-term advance of $100,000 to support operations. The amount was repaid in full on June 26, 2025. The loan balance was not outstanding at June 30, 2025.

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

In a concurrent private placement, Aptose issued unregistered series A warrants to purchase up to 128,500 Common Shares (“Series A Warrants”) and series B warrants to purchase up to 128,500 Common Shares (“Series B Warrants”), each at an exercise price of $34.50 per share. The series A and series B unregistered warrants became exercisable beginning on the effective date of shareholder approval of the issuance of the Common Shares issuable upon exercise of the Series A and Series B Warrants, which was obtained on September 5, 2024. The Series A Warrants expire five years from September 5, 2024 and the Series B Warrants expire March 5, 2026.

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

During the six months ended June 30, 2024, the Company issued 17,003 Common Shares to Keystone at an average price of $40.80 per Common Share for cash proceeds of $0.7 million and 329 Commitment Shares valued at $23,000.

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

(x) 2022 At-The-Market Facility ("ATM")

On December 9, 2022, the Company entered into an equity distribution agreement pursuant to which the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $50 million through Jones Trading Institutional Services LLC ("Jones Trading") on Nasdaq (the "2022 ATM Facility"). During the three and six months ended June 30, 2024, the Company issued 2,717 Common Shares under this 2022 ATM Facility at an average price of $36.60 per share for gross proceeds of $100,000 (net of $97,000 of share issuance costs). On May 30, 2024, the Company terminated the 2022 ATM Facility. Since inception to May 30, 2024, the date the Company terminated the 2022 ATM Facility, the

Company raised a total of $2.1 million of gross proceeds ($2.0 million net of share issuance costs) under the 2022 ATM Facility. Costs associated with the proceeds consisted of a 3% cash commission.

b.
Loss per share:

Loss per share is calculated using the weighted average number of Common Shares outstanding and is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(7,043)	$(7,252)	$(12,586)	$(16,892)
Weighted-average common shares – basic and diluted	2,552,429	558,476	2,340,535	498,113
Net loss per share – basic and diluted	$(2.76)	$(12.99)	$(5.38)	$(33.91)

The effects of any potential exercise of the Company’s stock options outstanding during the three and six months ended June 30, 2025 and 2024 have been excluded from the calculation of diluted loss per share, since such securities would be anti‑dilutive.

12.
Warrants

A summary of warrant activity during the six months ended June 30, 2025 is as follows:

		Six Months Ended
		June 30, 2025
	Common Shares Issuable upon Exercise	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding, beginning of period	1,267,585	$22.40	4.4
Issued	—	—	—
Exercised	—	—	—
Outstanding, end of period	1,267,585	$22.40	3.8
Exercisable, end of period	1,267,585	$22.40	3.8

The following table shows the number of outstanding warrants by exercise price and date of expiration as of June 30, 2025:

Shares Issuable Upon Exercise	Exercise Price	Expiration Date

128,500	$34.50	March 5, 2026
18,084	$64.13	January 30, 2028
188,174	$51.30	January 30, 2029
77,972	$51.30	January 31, 2029
6,423	$43.13	June 3, 2029
128,500	$34.50	September 5, 2029
666,599	$6.00	November 25, 2029
53,333	$8.25	November 25, 2029
1,267,585

Upon full exercise of all the warrants exercisable as of June 30, 2025, the Company would issue an additional 1,267,585 of its Common Shares, which could dilute existing shareholders.

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

The maximum number of Common Shares which will be available for sale under the ESPP is 3,777 Common Shares. There were 338 and 363 Common Shares issued under the ESPP during the six months ended June 30, 2025 and 2024, respectively.

Stock option transactions for the six months ended June 30, 2025 are summarized as follows:

		Six Months Ended
		June 30, 2025
	Options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding, beginning of period	39,489	$1,170.30	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(1,278)	1,462.70	—
Outstanding, end of the period	38,211	$1,168.43	6.0
Exercisable, end of the period	30,565	$1,404.63	5.5
Vested and expected to vest, end of period	36,327	$1,218.03	5.8

As of June 30, 2025, there was $0.2 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.2 years. As of June 30, 2025, total compensation cost not yet recognized related to grants under the ESPP was nil.

The following table presents the weighted average assumptions that were used in the Black‑Scholes option pricing model to determine the fair value of stock options granted during the period and the resulting weighted-average fair values:

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Risk-free interest rate	—%	4.07%
Expected dividend yield	—	—
Expected volatility	—%	83.1%
Expected life of options (years)	—	5 years
Grant date fair value	$—	$40.80

The Company uses historical data to estimate the expected dividend yield and expected volatility of its Common Shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding.

The following table presents the vesting terms of options granted in the period:

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
	Number of options	Number of options
3-year vesting (50%-25%-25%)	—	666
4-year vesting (50%-16 2/3%-16 2/3%-16 2/3%)	—	12,939
Total stock options granted in the period	—	13,605

The Company has a stock incentive plan (SIP) pursuant to which the Board may grant stock-based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company. Each restricted stock unit ("RSU") is automatically redeemed for one Common Share of the Company upon vesting. During the six months ended June 30, 2025 and 2024, the Company granted nil RSUs.

b.
Share-based compensation expense

The Company recorded share-based compensation expense related to stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$13	$70	$154	$398
General and administrative	51	137	237	618
	$64	$207	$391	$1,016

14.
Subsequent events

On July 15, 2025 and August 4, 2025, the Company received advances of $2.0 million and $1.1 million, respectively, from Hanmi under the Hanmi Facility Agreement resulting in a total of $5.6 million of advances to date.

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

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes thereto contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and with our audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Aptose Programs

Tuspetinib, ("Tuspetinib" or "TUS"), Aptose’s lead program, is being developed for frontline combination therapy in newly diagnosed acute myeloid leukemia ("AML”) patients to unlock the most significant patient impact and greatest commercial opportunity. AML is a highly aggressive cancer of the bone marrow and blood, and there is a tremendous unmet need for an improved therapy that can extend the survival of newly diagnosed AML patients and improve their quality of life. Newly diagnosed older AML patients typically fail all frontline (1L) therapies, and responses to subsequent salvage therapies in the relapsed or refractory (R/R) setting are limited, highlighting the need for a more effective triple drug (“triplet”) combination therapy to increase survival in the frontline setting.

While AML can occur at any age, the majority of patients are over 65 years and the median age of diagnosis is 68 years. The current standard of care treatment in the 1L setting for these "older" newly diagnosed AML patients includes a doublet combination of venetoclax and a hypomethylating agent ("VEN+HMA"). Exploratory triple drug therapies ("triplets") using currently available drugs as 3rd agents added to VEN+HMA have achieved notable response rates but are compromised because of toxicities and limited activity only in certain subpopulations of AML patients. In contrast, tuspetinib is a convenient, orally administered, once-daily kinase inhibitor that targets select kinases operative in AML and exerts broad activity across AML populations including those with adverse genetics. However, tuspetinib avoids targeting kinases that typically cause toxicities associated with other kinase inhibitors and has demonstrated an excellent safety profile. These properties position tuspetinib as an ideal 3rd agent for addition to the VEN+HMA backbone therapy to create a superior, safer and mutation-agnostic frontline triplet (TUS+VEN+HMA) therapy to treat newly diagnosed AML.

Aptose is conducting a Phase 1/2 clinical trial (TUSCANY Study) to develop tuspetinib in a TUS+VEN+HMA triplet drug combination in newly diagnosed AML patients currently in the United States only. The tuspetinib-based TUS+VEN+AZA triplet frontline combination therapy in newly diagnosed AML patients at the 40 mg initial dose of TUS already has achieved complete remissions (“CRs” and often referred to as “complete responses”) and MRD-negativity (no measurable residual disease) in difficult-to-treat AML patients, and these patients have experienced no significant safety concerns or dose limiting toxicities to date. Following enrollment of the 40 mg TUS dose level, the dose was escalated to 80 mg TUS with the TUS+VEN+AZA triplet in a separate set of patients. The 80 mg dose level completed enrollment and demonstrated continued safety and CRs. Following the 80 mg dose level, the dose was escalated in a new set of patients to the 120 mg TUS dose level in the TUS+VEN+AZA triplet. As of June 30, 2025, 10 patients have been enrolled across the three dose levels. On August 6, 2025, Aptose announced escalation from the 120 mg TUS dose to 160 mg TUS dose based on its favorable review of safety and efficacy data from patients in the first three cohorts (40 mg, 80 mg, and 120 mg

TUS dose levels) of the trial. As the study matures, we expect to continue to deliver additional important clinical data (CR and MRD negativity rates, safety, and survival) over the following 6 to 12 months.

Before advancing to the TUS+VEN+HMA triplet, it was essential to understand the safety, tolerability, and anti-leukemic activity of tuspetinib as a single agent (TUS alone) and as the TUS+VEN doublet combination. Therefore, we conducted a global clinical trial of TUS as a single agent in patients with relapsed or refractory (R/R) AML followed by a trial with the TUS+VEN doublet therapy in R/R AML patients. With experience gained from these studies, Aptose has now initiated the TUS+VEN+HMA frontline therapy to treat newly diagnosed AML patients who are ineligible for intensive chemotherapy.

To be precise, we have now completed a dose escalation and dose exploration international Phase 1/2 clinical trial to assess the safety, tolerability, pharmacokinetics, pharmacodynamic responses, and clinical activity of TUS as a single agent in patients with R/R AML. Significant reductions in bone marrow blasts and clinical responses without dose-limiting toxicities were achieved at four dose levels (40, 80, 120, and 160 mg) across a broad diversity of mutationally defined AML populations while maintaining a favorable safety profile. Tuspetinib has continued to demonstrate a favorable safety profile to date and has caused no drug-related QTc prolongations, significant liver or kidney toxicities, muscle damage, or differentiation syndrome, and no myelosuppression with continuous dosing of patients in remission. At a dose of 80 mg, tuspetinib demonstrated notable response rates in R/R AML patients that had never been treated with venetoclax (VEN-naive AML): CR/CRh=36% among all-comers, CR/CRh=50% among patients with mutated FLT3, and CR/CRh=25% in patients with unmutated FLT3.

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

Luxeptinib ("LUX") is an orally administered, highly potent kinase inhibitor that selectively targets defined clusters of kinases that are operative in hematologic malignancies. LUX has demonstrated clinical activity in R/R AML and in R/R B-cell cancer patients but has not consistently achieved the necessary exposure levels to drive responses. Absorption of the original G1 formulation hindered the effectiveness of luxeptinib, so a new G3 formulation was developed. Clinical evaluation of the G3 formulation has been completed in a single dose bioavailability study across five dose levels and then with continuous dosing using two different dose levels. The G3 formulation achieved improved plasma exposure benchmark, with approximately 10-fold better absorption, and comparable to better tolerability than the original formulation. We are not exploring alternative development paths or collaborations for LUX. Given current funding and our prioritization of tuspetinib, we have paused funding the development of luxeptinib. For further information about the historical development of Luxeptinib, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

The FDA granted orphan drug designation to tuspetinib for treating patients with AML in October 2018. Orphan drug designation is granted by the FDA to encourage companies to develop therapies for treating diseases that affect fewer than 200,000 individuals in the United States. Orphan drug status provides research and development tax credits, an opportunity to obtain grant funding, exemption from FDA application fees and other benefits. The orphan drug designation also provides us with seven additional years of marketing exclusivity in this indication.

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

Program Updates at Recent Scientific Forums:

On August 6, 2025, Aptose announced that the Cohort Safety Review Committee (CSRC) monitoring Aptose’s Phase 1/2 TUSCANY trial of TUS in combination with standard of care dosing of venetoclax and azacitidine (TUS+VEN+AZA triplet) has approved escalating from 120 mg TUS dose to 160 mg TUS dose based on its favorable review of safety and efficacy data from patients in the first three cohorts (40 mg, 80 mg, and 120 mg TUS dose levels) of the trial. Enrollment is open for dosing subjects at the 160 mg TUS dose level.

Key Messages included:

•
Safety Review Committee endorses escalation to 160 mg TUS dosing
•
Cohorts with 120 mg, 80 mg, 40 mg TUS dosing completed with no dose-limiting toxicities
•
Excellent safety and complete remissions (CRs) in some of the most difficult-to-treat AML populations
•
No dose reductions required to the standard-of-care VEN/AZA with TUS dose cohorts
•
TUS+VEN+AZA triplet continues to achieve CRs and minimal residual disease (MRD)-negativity with favorable safety in newly diagnosed AML patients

On June 12, 2025, Aptose presented clinical data on safety, response, and MRD-negativity from the TUSCANY Phase 1/2 clinical trial of Tuspetinib triplet therapy in newly diagnosed AML patients during an oral presentation at the European Hematology Association Congress (EHA 2025), held June 12-15, 2025, in Milan, Italy. The title of the presentation was “TUSCANY Study of Safety and Efficacy of Tuspetinib Plus Standard of Care Venetoclax and Azacitidine in Study Participants with Newly Diagnosed AML Ineligible for Induction Chemotherapy”. Dr. Gabriel Mannis, Associate Professor of Medicine, Stanford University School of Medicine, key opinion leader (KOL) in the treatment of AML, and an investigator in the TUSCANY study, delivered the oral presentation and reported safety and efficacy data from the first two dose cohorts at 40 mg of TUS or 80 mg of TUS in the TUS+VEN+AZA triplet. Dr. Mannis also noted three patients were rapidly enrolled on the third dose cohort of 120 mg TUS in the TUS+VEN+AZA triplet, and that no DLTs have been observed to date. The oral presentation also included minimal residual disease (MRD-negativity) assessments, and longer duration of follow-up.

The TUS+VEN+AZA triplet is being developed as a mutation agnostic frontline therapy to treat large, mutationally diverse populations of newly diagnosed AML patients who are ineligible to receive induction chemotherapy. The data presented reveal complete responses across patients with diverse mutations, including TP53- mutated/CK AML and FLT3-wildtype AML patients. TUS could have a significant commercial opportunity in the largest markets and the most challenging of AML cases, following regulatory clearance.

Key Messages included:

•
Addition of TUS to standard of care VEN+AZA creates a well-tolerated and mutation agnostic frontline triple drug therapy for newly diagnosed AML patients
•
AML patients with diverse mutations, including TP53-mutated/CK and FLT3-wildtype, safely achieved complete remissions and MRD negativity
•
Ten AML patients dosed across 40 mg, 80mg, and 120 mg TUS with TUS+VEN+AZA triplet

Key Findings included:

•
As of June 30, 2025, ten newly diagnosed AML patients have received the TUS+VEN+AZA combination:
o
Four received the 40 mg dose of TUS, three received the 80 mg dose of TUS, and three received the 120 mg dose of TUS
•
At the initial dose of 40 mg TUS (n=4), with patients on longest duration of drug:
o
Three subjects achieved CRs and were MRD-negative, including
▪
Patient with FLT3-ITD
▪
Patient with FLT3-WT
▪
Patient with TP53/CK
•
At the 80 mg TUS dose level (n=3):
o
All three patients (100%) achieved composite complete remissions (CR and CRi)
o
A TP53-mutated/CK AML patient achieved an CRh
o
Too early in treatment for final MRD assessment
•
At the 120 mg TUS dose level (n=3):
o
All three patients at the 120 mg TUS dose level remain on therapy
o
All three patients (100%) already achieved composite complete remissions (CR and CRi)
o
Too early in treatment for formal MRD assessments
•
Regardless of mutation status, TUS is active in newly diagnosed AML patients
o
MRD-negative responses achieved across diverse genetic populations, including adverse TP53 mutations and CK
o
Responses continue to evolve, and the triplet continues to be well tolerated with no DLTs
•
TUS can be administered safely with standard-of-care dosing of VEN/AZA
o
TUS PK properties not altered by VEN, AZA, antifungals or food
o
No prolonged myelosuppression in Cycle 1 in the absence of AML
o
No treatment-related deaths; 9 out of 10 enrolled subjects remain on study
o
No treatment-related QTc prolongation, CPK elevations, or differentiation syndrome

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

On February 12, 2025, Aptose reported early safety and response results from Aptose’s Phase 1/2 TUSCANY trial with a 40 mg dose of tuspetinib in combination with standard of care dosing of venetoclax and azacitidine (TUS+VEN+AZA triplet) in mutationally diverse populations of newly diagnosed AML patients who are ineligible to receive induction chemotherapy.

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

As of March 31, 2025, the Company had not been able to regain compliance with the Equity Rule. On March 31, 2025, the Company received a letter from the Nasdaq stating that because the Company has not regained compliance with the Equity Rule, Nasdaq determined to delist the Company's Common Shares from the Nasdaq, effective on April 2, 2025. The Company's Common Shares remain listed on TSX under the symbol "APS" and OTC under the symbol "APTOF". On July 1, 2025, Aptose announced we had been upgraded to list for trading on the OTCQB Market under the ticker “APTOF”. Trading on OTCQB began July 1, 2025

LIQUIDITY AND CAPITAL RESOURCES

Aptose is an early-stage development company, and we currently do not generate any revenues from our drug candidates. The continuation of our research and development activities and the commercialization of the targeted therapeutic products depend on our ability to successfully finance and complete our research and development programs through a combination of equity financing and payments from strategic partners. We currently have no significant sources of payments from strategic partners. However, on June 18, 2025, the Company and Hanmi entered into the Hanmi Facility Agreement, pursuant to which Hanmi provided an uncommitted facility of up to $8.5 million, administered through multiple advances, for the continued clinical development of Tuspetinib and to fund the Company's operations. Advances under the Hanmi Facility Agreement may be provided in one or more (but no more than five advances) until December 31, 2025. No single advance shall be for an amount in excess of $2.5 million. Any amounts repaid under the Hanmi Facility Agreement may not be re-borrowed. Amounts outstanding pursuant to the Hanmi Facility Agreement are repayable in full on August 31, 2028. Aptose has received a total of $5.6 million from all advances as of the date of this filing. It should be noted that the facility is uncommitted, and Hanmi may cancel availability under the Facility Agreement at any time without notice, acting solely at its sole discretion. As of the filing date, the Company does not have sufficient cash to fund operations and relies on advances made by Hanmi therefor.

Sources of liquidity:

The following table presents our cash, cash equivalents, restricted cash, working capital and stockholders' deficit as of June 30, 2025 and December 31, 2024.

(in thousands)	Balances at June 30, 2025	Balances at December 31, 2024
Cash and cash equivalents	$553	$6,152
Restricted cash equivalents, current	745	555
Total	$1,298	$6,707

Working capital	$(5,729)	$5,053
Stockholders' deficit	$(14,371)	$(4,543)

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

Since our inception, we have financed our operations and technology acquisitions primarily through equity financing, proceeds from the exercise of warrants and stock options, and interest income on funds held for future investment. Cash used for operating activities has primarily consisted of salaries and wages for management and employees, facility and facility-related costs for our offices, fees paid in connection with preclinical and clinical studies, licensing fees, drug manufacturing costs, laboratory supplies and materials, and professional fees. Due to the early stage of our clinical trials, we do not expect to generate positive cash flow from operations for the foreseeable future. Negative cash flows are expected to continue until we receive regulatory approval to commercialize any of our products under development and/or when royalty or milestone revenue from such products exceeds expenses.

We incurred a net loss of $12.6 million for the six months ended June 30, 2025 and $16.9 million for the six months ended June 30, 2024. As of June 30, 2025, we had an accumulated deficit of $553.6 million (December 31, 2024, $541.0 million); cash, cash equivalents and restricted cash equivalents of $1.3 million (December 31, 2024, $6.7 million); current assets less current liabilities of negative $5.7 million (December 31, 2024, $5.1 million); and negative shareholder's equity of $14.4 million (December 31, 2024, negative shareholder's equity of $4.5 million). Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment in our clinical trials, the amount of drug product we will require to support our clinical trials and general corporate overhead costs to support our operations. We have based these estimates on assumptions and plans that may change and could impact the magnitude and/or timing of operating expenses and our cash runway.

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

Our ability to raise additional funds has been affected by adverse market conditions, the status of our product pipeline, possible delays in enrollment in our trial, and various other factors and we may be unable to raise capital when needed, or on terms favorable to us. The raising of additional capital to make bulk payments to repay accounts payable, if successful, would potentially alleviate any significant doubt on our ability to continue as a going concern. If debt or equity financing is unable to be secured or contemplated, and trade sales fail to materialize, we may need to resolve to other means of protecting our assets in the best interests of our shareholders, including foreclosure or forced liquidation and/or seeking creditors’ protection.

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

Hanmi 2023 Equity Investment

On August 10, 2023, the Company entered into a binding term sheet with Hanmi whereby Hanmi agreed at their sole discretion to invest, up to a maximum of $7 million in Aptose, limited to a total ownership of 19.99% of Aptose by Hanmi. On September 6, 2023, the Company entered into a subscription agreement with Hanmi, pursuant to which the Company agreed to sell 22,281 Common Shares to Hanmi for proceeds of $3 million.

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

During the six months ended June 30, 2024, the Company issued 17,003 Common Shares to Keystone at an average price of $40.80 per Common Share for cash proceeds of $0.7 million and 329 Commitment Shares valued at $23,000.

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

2022 At-The-Market Facility ("ATM")

On December 9, 2022, the Company entered into an equity distribution agreement pursuant to which the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $50 million through Jones Trading Institutional Services LLC ("Jones Trading") on Nasdaq (the "2022 ATM Facility"). During the three and six months ended June 30, 2024, the Company issued 2,717 Common Shares under this 2022 ATM Facility at an average price of $36.60 per share for gross proceeds of $100,000 (net of $97,000 of share issuance costs). On May 30, 2024, the Company terminated the 2022 ATM Facility. Since inception to May 30, 2024, the date the Company terminated the 2022 ATM Facility, the Company raised a total of $2.1 million of gross proceeds ($2.0 million net of share issuance costs) under the 2022 ATM Facility. Costs associated with the proceeds consisted of a 3% cash commission.

Cash flows:

The following table presents a summary of our cash flows for the six months ended June 30, 2025 and 2024:

(in thousands)	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(8,738)	$(17,541)
Financing activities	3,329	16,601
Investing activities	—	18
Net decrease in cash and cash equivalents	$(5,409)	$(922)

Cash flows from operating activities

Our cash used in operating activities for the six months ended June 30, 2025 and 2024 was approximately $8.7 million and $17.5 million, respectively.

Net cash used in operating activities decreased during the six months ended June 30, 2025, compared to the same period in 2024. This was primarily due to reduced operating expenses, as well as an increase in accrued liabilities during the current period compared to a decrease in accrued liabilities in the prior period. Our uses of cash for operating activities for both periods consisted primarily of salaries and wages for our employees, facility and facility-related costs for our offices, fees paid to contract research organizations and pass-through expenses paid in connection with preclinical and clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees.

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

Cash flows from financing activities

Our cash flow provided by financing activities for the six months ended June 30, 2025 was $3.3 million, consisting primarily of $2.5 million related to the initial advance under the Hanmi Facility Agreement and $0.8 million from the issuance of shares under the 2025 ATM.

Our cash flow provided by financing activities for the six months ended June 30, 2024 was $16.6 million, consisting primarily of $4.1 million from the issuance of Common Shares under the Registered Direct Offering, $8.1 million from the issuance of Common Shares under the January 2024 Public Offering, $3.7 million from the issuance of Common Shares under the Hanmi Private Placement and $0.7 million from the issuance of Common Shares under the 2023 Committed Equity Facility.

Cash flows from investing activities

Our cash used in investing activities for the six months ended June 30, 2025 and 2024 was nil and $18,000, respectively, and consisted of the net disposal of property and equipment during the six months ended June 30, 2024.

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

RESULTS OF OPERATIONS

A summary of the results of operations for the three and six months ended June 30, 2025 and 2024 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$—	$—	$-	$-
Research and development expenses	3,298	4,413	5,662	10,858
General and administrative expenses	3,623	2,932	6,720	6,247
Other (loss) income, net	(122)	93	(204)	213
Net loss	$(7,043)	$(7,252)	$(12,586)	$(16,892)
Unrealized gain on available-for-sale securities	—	1	—	—
Total comprehensive loss	$(7,043)	$(7,251)	$(12,586)	$(16,892)
Basic and diluted loss per common share	$(2.76)	$(12.99)	$(5.38)	$(33.91)

Net loss for the three months ended June 30, 2025 decreased by $0.2 million to $7.0 million, as compared to $7.3 million for the comparable period in 2024. Net loss for the six months ended June 30, 2025 decreased by $4.3 million to $12.6 million, as compared to $16.9 million for the comparable period in 2024. Components of net loss are presented below:

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

The research and development expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Program costs – Tuspetinib	$2,233	$2,666	$3,712	$6,589
Program costs – Luxeptinib	100	304	198	512
Program costs – APTO-253	—	(9)	—	13
Personnel-related expenses	952	1,379	1,598	3,333
Stock-based compensation	13	70	154	398
Depreciation of equipment	—	3	—	13
Total	$3,298	$4,413	$5,662	$10,858

Research and development expenses decreased by $1.1 million to $3.3 million for the three months ended June 30, 2025, as compared to $4.4 million for the comparative period in 2024. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

•
Program costs for tuspetinib were $2.2 million for the three months ended June 30, 2025, compared with $2.7 million for the comparative period in 2024. The lower program costs for tuspetinib in the current period are attributable to reduced activity in our APTIVATE clinical trial, reduced manufacturing activity, and related expenses.
•
Program costs for luxeptinib decreased by approximately $0.2 million, primarily due to lower clinical trial and manufacturing activities.
•
The Company discontinued further clinical development of APTO-253.
•
Personnel-related expenses decreased by $0.4 million, primarily due to lower headcount for research and development personnel in the current three-month period.
•
Stock-based compensation decreased by $57,000 in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to stock options forfeited and/or vested in prior periods that are no longer being expensed resulting in lower expense in the current period.

Research and development expenses decreased by $5.2 million to $5.7 million for the six months ended June 30, 2025, as compared to $10.9 million for the comparative period in 2024. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

•
Program costs for tuspetinib were $3.7 million for the six months ending June 30, 2025, compared to $6.6 million for the same period in 2024. The increased costs associated with the TUSCANY study were offset by a decrease in tuspetinib development expenses during the current period. This reduction is due to the conclusion of activities in our APTIVATE clinical trial during the current period, compared to higher APTIVATE activities during the six months ended June 30, 2024, as well as lower manufacturing and related development costs.
•
Program costs for luxeptinib decreased by approximately $0.3 million, primarily due to lower clinical trial and manufacturing activities.
•
The Company discontinued further clinical development of APTO-253.
•
Personnel-related expenses decreased by $1.7 million, primarily due to lower headcount for research and development personnel in the current three-month period.
•
Stock-based compensation decreased by approximately $0.2 million in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to stock options forfeited and/or vested in prior periods that are no longer being expensed resulting in lower expense in the current period.

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

The general and administrative expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
General and administrative, excluding items below	$3,568	$2,790	$6,476	$5,618
Stock-based compensation	51	137	237	618
Depreciation of equipment	4	5	7	11
Total	$3,623	$2,932	$6,720	$6,247

General and administrative expenses for the three months ended June 30, 2025 were $3.6 million, as compared to $2.9 million for the comparative period in 2024, an increase of $0.7 million. The increase was primarily due to the following:

•
General and administrative expenses, other than stock-based compensation and depreciation of equipment, increased by approximately $0.8 million in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to increased legal expenses and bonuses recognized in the current period.
•
Stock-based compensation decreased by approximately $0.1 million in the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, due to stock options forfeited and/or vested in prior periods that are no longer being expensed resulting in lower expense in the current period.

General and administrative expenses for the six months ended June 30, 2025 were $6.7 million, as compared to $6.2 million for the comparative period in 2024, an increase of $0.5 million. The increase was primarily due to the following:

•
General and administrative expenses, other than stock-based compensation and depreciation of equipment, increased by approximately $0.9 million in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to increased legal expenses and bonuses recognized in the current period.
•
Stock-based compensation decreased by approximately $0.4 million in the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due to stock options forfeited and/or vested in prior periods that are no longer being expensed resulting in lower expense in the current period.

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

Significant Accounting Judgments and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of inherently uncertain matters. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 28, 2025. There were no material changes to our critical accounting policies and estimates during the three months ended June 30, 2025

The Company records expenses for research and development activities based on management’s estimates of services received and efforts expended pursuant to contracts with vendors that conduct research and development on the Company’s behalf. The financial terms vary from contract to contract and may result in uneven payment flows as compared to services performed or products delivered. As a result, the Company is required to estimate research and development expenses incurred during the period, which impacts the amount of accrued expenses and prepaid balances related to such costs as of each balance sheet date. Management estimates the amount of work completed through discussions with internal personnel and the contract research and contract manufacturing organizations as to the progress or stage of completion of the services. The Company’s estimates are based on a number of factors, including the Company’s knowledge of the status of each of the research and development project milestones, and contract terms together with related executed change orders. Management makes significant judgments and estimates in determining the accrued balance at the end of each reporting period.

Although management does not expect our estimates to be materially different from amounts actually incurred, if the estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in the Company reporting amounts that are too high or too low in any particular period. As of June 30, 2025, the Company has recorded $0.7 million in prepaid expenses and $3.1 million in accrued liabilities related to its research and development activities. If the estimates are too high or too low by a factor of 10% this would mean that prepaid expenses would be over or understated by approximately $0.1 million, and accrued liabilities would be over or understated by approximately $0.3 million. On a combined basis, this could mean an increase or decrease in research and development expenses by approximately $0.4 million. To date, there have been no material differences between the estimates of such expenses and the amounts actually incurred.

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

Updated share information

As of August 8, 2025, we had 2,552,429 Common Shares issued and outstanding. In addition, there were 38,211 Common Shares issuable upon the exercise of outstanding stock options and there were 1,267,585 Common Shares issuable upon the exercise of the outstanding warrants.

ITEM 3 – QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide this information.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of our fiscal quarter ended June 30, 2025, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of our fiscal quarter ended June 30, 2025, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments, specifically with regard to warrants.

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

As of June 30, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of June 30, 2025, our internal control over financial reporting were not effective based on those criteria. We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Securities Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies.

Ongoing Remediation Plan

We have implemented certain actions to remediate this deficiency and strengthen our internal control over financial reporting by enhancing existing controls and establishing additional review and procedure controls over the process of reviewing significant and complex contracts and agreements, which include the following:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than with respect to the remediation efforts in connection with the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
our risk of not being able to meet the continued listing requirements of the TSX and the risk of not being able to meet the listing requirements of Nasdaq as part of the Company's plan to relist on Nasdaq; and
•
one of our contract research organizations represented 37% of our accounts payable as of June 30, 2025. Subsequent to June 30, 2025, we paid $1.9 million and the amount owed as of the date of this filing is $1.6 million.

GOING CONCERN RISK

The Company's financial statements have been prepared on a going concern basis under which the Company is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. However, as of the date of this filing, management does not believe that the Company’s cash and cash equivalents balance is sufficient to meet its general working capital requirements and contractual obligations for the next 12 months. The Company does not have sufficient cash to fund operations and relies on advances made by Hanmi therefor. The Company's future operations are dependent upon the identification and successful completion of equity or debt financing and the achievement of profitable operations at an indeterminate time in the future. There can be no assurances that the Company will be successful in completing additional equity or debt financing or in achieving profitability, or that such additional equity or debt financing will be completed on terms satisfactory to the Company and would be sufficient to satisfy any liquidity concerns related to the Company’s ability to continue as a going concern. Certain adverse conditions and material uncertainties cast doubt upon the ability of the Company to continue as a going concern without a significant restructuring and/or financing. These include:

•
the Company has cash-on-hand of approximately $1.6 million as at the date of this filing;
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
101**

The following consolidated financial statements from the Aptose Biosciences Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) statements of operations and comprehensive loss, (ii) balance sheets, (iii) statements of changes of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 2025.

APTOSE BIOSCIENCES INC.

By:	/s/ William G. Rice, Ph.D.
William G. Rice, Ph.D. President and Chief Executive Officer