Form 10-Q
period 2025-09-30
Aptose Biosciences Inc.
filed 2025-11-13
CIK 882361

on

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 7, 2025, the registrant had 2,552,429 common shares outstanding.

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
•
if a financing is completed, it may not be a large enough financing to fully fund the company's operations;
•
our suppliers or clinical sites may choose to implement work stoppage on key programs, change the terms of contracts or terminate contracts for key programs;
•
our conversations with partners to renegotiate existing product license agreements may not be successful;
•
our lack of product revenues and net losses and a history of operating losses;
•
our ability to meet the continued listing requirements of the TSX and the listing requirements to relist on The Nasdaq Stock Market (the "Nasdaq");
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
•
clinical studies are long, expensive, may have uncertain outcomes, and the U.S. Food and Drug Administration ("FDA"), or other similar foreign regulatory agencies that we are required to report to, may ultimately not approve any of our product candidates;
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

PART I—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Interim Financial Statements

(Unaudited)

APTOSE BIOSCIENCES INC.

For the three and nine months ended September 30, 2025 and 2024

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Financial Position

(Expressed in thousands of US dollars, except for common share data)

(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$613	$6,152
Restricted cash and restricted cash equivalents	1,024	555
Prepaid expenses	2,013	2,253
Other current assets	127	570
Total current assets	3,777	9,530

Non-current assets:
Property and equipment, net	8	26
Right-of-use assets, operating leases	277	571
Other long-term assets	2,279	—
Total non-current assets	2,564	597
Total assets	$6,341	$10,127
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,456	$1,258
Accrued liabilities	4,804	2,773
Current portion of lease liability, operating leases	305	428
Interest on related party loan payable	514	18
Total current liabilities	7,079	4,477

Non-current liabilities:
Lease liability, operating leases	—	193
Loan payable to related party	18,712	10,000
Total non-current liabilities	18,712	10,193
Total liabilities	25,791	14,670

Shareholders’ deficit:
Share capital:
Common shares, no par value, unlimited authorized shares, 2,552,429 and 2,006,028 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	459,771	457,404
Additional paid-in capital	83,771	83,336
Accumulated other comprehensive loss	(4,316)	(4,316)
Accumulated deficit	(558,676)	(540,967)
Total shareholders’ deficit	(19,450)	(4,543)
Total liabilities and shareholders’ deficit	$6,341	$10,127

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

Going concern, see Note 2b.

Commitments and Contingencies, see Note 10.

Related party transactions, see Note 11.

Subsequent events, see Note 15.

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for common share and per common share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	2,205	4,702	7,867	15,560
General and administrative	2,708	2,263	9,428	8,510
Total operating expenses	4,913	6,965	17,295	24,070

Other income/(expense):
Interest (expense) income	(212)	12	(406)	226
Foreign exchange loss	2	—	(8)	(1)
Total other (expense) income	(210)	12	(414)	225
Net loss and comprehensive loss	$(5,123)	$(6,953)	$(17,709)	$(23,845)

Basic and diluted loss per common share	$(2.01)	$(11.33)	$(7.34)	$(44.41)

Weighted average number of common shares outstanding used in the calculation of Basic and diluted loss per common share	2,552,429	613,604	2,411,943	536,891

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Deficit

(Expressed in thousands of US dollars, except for common share data)

(unaudited)

	Common Shares		Additional	Accumulated other
	Shares	Amount	paid-in capital	comprehensive loss	Deficit	Total
Balance, December 31, 2024	2,006,028	$457,404	$83,336	$(4,316)	$(540,967)	$(4,543)
Common shares issued under the ESPP	338	1	—	—	—	1
Common shares issued under 2025 ATM	137,000	828	—	—	—	828
Common shares issued pursuant to Hanmi debt conversion	409,063	1,538	—	—	—	1,538
Stock-based compensation	—	—	435	—	—	435
Net loss and comprehensive loss	—	—	—	—	(17,709)	(17,709)
Balance, September 30, 2025	2,552,429	$459,771	$83,771	$(4,316)	$(558,676)	$(19,450)
Balance, December 31, 2023	264,745	$444,806	$72,146	$(4,316)	$(515,537)	$(2,901)
Shares and warrants issued under the Registered Direct Offering	106,500	1,018	3,122	—	—	4,140
Common shares and warrants issued pursuant to the Hanmi Private Placement	70,175	2,043	1,659	—	—	3,702
Common shares and warrants issued pursuant to the January 2024 Public Offering	188,304	3,595	4,532	—	—	8,127
Common shares issued under the 2023 Committed Equity Facility	17,332	717	(82)	—	—	635
Common shares issued under the 2022 ATM	2,717	97	(118)	—	—	(21)
Stock-based compensation	—	—	1,003	—	—	1,003
Common shares issued under the ESPP	922	26	—	—	—	26
Net loss and comprehensive loss	—	—	—	—	(23,845)	(23,845)
Balance, September 30, 2024	650,695	$452,302	$82,262	$(4,316)	$(539,382)	$(9,134)

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in thousands of US dollars)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows used in operating activities:
Net loss for the period	$(17,709)	$(23,845)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	435	1,003
Depreciation of property and equipment	18	28
Loss on disposal of property and equipment	—	76
Amortization of right-of-use assets	294	279
Interest on lease liabilities	29	52
Interest on loan payable to related parties	496	—
Change in non-cash operating assets and liabilities:
Prepaid expenses	240	1,130
Other assets	(1,836)	(761)
Operating lease payments	(345)	(346)
Related party payable	—	(2,554)
Accounts payable	198	(1,662)
Accrued liabilities	2,031	(1,317)
Cash used in operating activities	(16,149)	(27,917)

Cash flows provided by financing activities:
Proceeds from loans payable with related parties	10,350	10,000
Repayment of loan with related party	(100)
Issuance of common shares and warrants under the Registered Direct Offering	—	4,140
Issuance of common shares and warrants pursuant to the January 2024 Public Offering	—	8,127
Issuance of common shares and warrants pursuant to the Hanmi Private Placement	—	3,702
Issuance of common shares under 2023 Committed Equity Facility	—	694
Issuance of common shares under 2022 ATM	—	97
Cost of offering		(177)
Issuance of common shares under 2025 ATM	828	-
Issuance of common shares under the ESPP	1	26
Cash provided by financing activities	11,079	26,609

Cash flows provided by investing activities:
Disposal of property and equipment	—	18
Cash provided by investing activities	—	18

Decrease in cash, cash equivalents and restricted cash and restricted cash equivalents	$(5,070)	$(1,290)
Cash, cash equivalents, and restricted cash and restricted cash equivalents, beginning of period	$6,707	$9,252
Cash, cash equivalents, and restricted cash and restricted cash equivalents, end of period	$1,637	$7,962

Supplemental disclosures of non-cash financing activities:
Conversion of loan payable with related party to common shares	$1,538	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three and nine months ended September 30, 2025 and 2024

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

2.
Significant accounting policies
a.
Reverse stock split

On February 26, 2025, the Company effected a 1-for-30 reverse stock split (the "Reserve Stock Split") of its issued and outstanding common shares (the "Common Shares"). The par value and the authorized shares of the Common Shares were not adjusted as a result of the Reverse Stock Split. All of the Company’s Common Shares, stock options and warrants have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

b.
Basis of presentation - going concern

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP and the rules and regulations of the Securities and Exchange Commission, or SEC, related to quarterly reports filed on Form 10-Q, assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company's ability to continue as a going concern exists within one year after the date that the financial statements are issued. The Company does not have sufficient cash to fund operations and therefore relies on advances made by Hanmi (as defined below).

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

The Company incurred a net loss of $17.7 million for the nine months ended September 30, 2025 and $23.8 million for the nine months ended September 30, 2024. As of September 30, 2025, the Company had an accumulated deficit of $558.7 million (December 31, 2024, $541.0 million); cash, cash equivalents and restricted cash and restricted cash equivalents of $1.6 million (December 31, 2024, $6.7 million); current assets less current liabilities of negative $3.3 million (December 31, 2024, $5.1 million); and negative shareholder's equity of $19.5 million (December 31, 2024, negative shareholder's equity of $4.5 million). The Company's cash needs for the next twelve months include estimates of the number of patients and rate of enrollment in its clinical trials, the amount of drug product it will require to support its clinical trials and general corporate overhead costs to support its operations. The Company has based these estimates on assumptions and plans that may change and could impact the magnitude and/or timing of operating expenses and its cash runway.

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

The Company's ability to raise additional funds has been affected by adverse market conditions, the status of its product pipeline, delays in enrollment in its trial, and various other factors and the Company may be unable to raise capital when needed, or on terms favorable to the Company. The raising of additional capital to make bulk payments to repay accounts payable, if successful, would potentially alleviate the substantial doubt on the Company’s ability to continue as a going concern. In the event that debt or equity financing is unable to be secured or contemplated, and trade sales fail to materialize, the Company may need to resolve to other means of protecting its assets in the best interests of its shareholders, including foreclosure or forced liquidation and/or seeking creditors’ protection.

The aforementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated interim financial statements do not reflect any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company is unable to continue as a going concern; these types of adjustments could be material.

c.
Basis of consolidation

These condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions, balances, revenue, and expenses are eliminated on consolidation.

d.
Significant accounting policies, estimates and judgments

No changes to the Company's significant accounting policies occurred during the nine months ended September 30, 2025 as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 28, 2025.

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

f.
Concentration of risk

The Company is subject to credit risk from its cash, cash equivalents and restricted cash and restricted cash equivalents. The carrying amount of the financial assets represents the maximum credit exposure. The Company manages credit risk associated with its cash, cash equivalents and restricted cash and restricted cash equivalents by maintaining minimum standards of R1‑low or A‑low investments. The Company invests only in highly rated corporations and treasury bills, which are capable of prompt liquidation.

g.
Recent accounting pronouncements

The Company adopted no new accounting pronouncements during the three and nine months ended September 30, 2025. Various accounting standards and interpretations were issued recently, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

3.
Cash and cash equivalents

Cash and cash equivalents as of September 30, 2025, consists of cash of $0.6 million (December 31, 2024 ‑ $1.5 million) and deposits in high interest savings accounts, money market funds and accounts with original maturities of less than 90 days totaling nil (December 31, 2024 ‑ $4.7 million).

4.
Restricted cash and restricted cash equivalents

Restricted cash consist of deposits in operating accounts, and restricted cash equivalents consist of deposits in high interest savings accounts, money market funds and accounts with original maturities of less than 90 days. As of September 30, 2025, the restricted cash balance was $1.0 million (December 31, 2024 - nil). As of September 30, 2025, the restricted cash equivalents balance was nil (December 31, 2024 - $0.6 million).

On August 27, 2024, the Company and Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) entered into a loan agreement, pursuant to which Hanmi agreed to loan $10.0 million to the Company (the “Hanmi Loan Agreement”). Under the terms of the Hanmi Loan Agreement, the loan proceeds are restricted in their use and must be used for Tuspetinib-related business operation purposes, unless otherwise authorized by Hanmi. The use of the funds is also contingent upon the Company meeting specific manufacturing and clinical milestones. As of September 30, 2025, the restricted cash and restricted cash equivalents pursuant to the Hanmi Loan Agreement were fully utilized and no unspent proceeds associated with the Hanmi Loan Agreement remained. See Note 11: Related party transactions.

On June 18, 2025, the Company and Hanmi entered into a facility agreement (the "Hanmi Facility Agreement"), pursuant to which Hanmi provided an uncommitted facility for up to $8.5 million, administered through multiple advances for the purpose of the continued clinical development of Tuspetinib and to fund operations of the Company. Advances under the Hanmi Facility Agreement may be provided in one or more (but no more than five advances) until December 31, 2025. No single advance shall be for an amount in excess of $2.5 million. As of September 30, 2025, the restricted cash and restricted cash equivalents pursuant to the Hanmi Facility Agreement were fully utilized and no unspent proceeds associated with the Hanmi Facility Agreement remained. See Note 11: Related party transactions.

On September 22, 2025, the Company and Hanmi entered into an amended facility agreement (the "Amended Facility Agreement"), which amended and restated the Hanmi Facility Agreement entered into on June 18, 2025, pursuant to which Hanmi provided an additional uncommitted facility for up to $11.9 million, administered through multiple advances for the purpose of the continued clinical development of Tuspetinib and to fund operations of the Company. Advances under the Amended Facility Agreement may be provided in one or more (but no more than eight advances) until December 31, 2025. No single advance shall be for an amount in excess of $2.0 million or for an amount that is less than $0.5 million. Additionally, Hanmi may cancel availability under the Amended Facility Agreement at any time without notice, acting solely at its discretion. The restricted cash and restricted cash equivalents balance noted above reflects the balance, as of September 30, 2025, of the unspent proceeds associated with the Amended Facility Agreement. See Note 11: Related party transactions. Also see Note 15: Subsequent events.

5.
Prepaid expenses

Prepaid expenses are comprised of the following:

	September 30,	December 31,
	2025	2024
Prepaid research and development expenses	$995	$1,648
Prepaid insurance	956	558
Other prepaid operating expenses	62	47
Total	$2,013	$2,253

6.
Right-of-use assets, operating leases

Right-of-use assets, operating leases are comprised of the following:

	September 30,	December 31,
	2025	2024
Right-of-use assets, beginning of period	$3,124	$3,124
Additions to right-of-use assets	—	—
Right-of-use assets, end of period	3,124	3,124
Accumulated amortization	(2,847)	(2,553)
Right-of use assets, net	$277	$571

7.
Other Long-Term Assets

Other long-term assets consist of upfront payments provided in advance of services being rendered in connection with clinical trial programs. Since the Company will not receive such services within one year of the balance sheet date, these assets are considered long-term.

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

Level 3 ‑ inputs are unobservable (supported by little or no market activity).

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

The following table presents the fair value of Company's assets that are measured at fair value on a recurring basis for the periods presented:

	September 30, 2025	Level 1	Level 2	Level 3
Assets
High interest savings account	$—	$—	$—	$—
Total	$—	$—	$—	$—

	December 31, 2024	Level 1	Level 2	Level 3
Assets
High interest savings accounts	$5,201	$—	$5,201	$—
Total	$5,201	$—	$5,201	$—

9.
Accrued liabilities

Accrued liabilities are comprised of the following:

	September 30,	December 31,
	2025	2024
Accrued personnel related costs	$2,602	$982
Accrued research and development expenses	1,904	1,647
Other accrued expenses	298	144
Total	$4,804	$2,773

10.
Commitments and Contingencies

Operating Leases

The Company leases office space in San Diego, California, pursuant to a lease agreement that is scheduled to expire on May 31, 2026. The Company leased office space in Toronto, Ontario, Canada, which expired on June 30, 2024. The Company has not included any extension periods in calculating its right-of-use assets and lease liabilities. The Company also enters into leases for small office equipment.

Minimum payments, undiscounted, under our operating leases are as follows:

Years ending December 31,	Amount
2025	$117
2026	197
Total minimum lease payments	314
Less: imputed interest	(9)
Present value of lease liabilities	305
Less: current portion of lease liability	(305)
Lease liability, non-current	$—

The following table presents the weighted average remaining term of the leases and the weighted average discount rate:

	September 30, 2025	December 31, 2024
Weighted-average remaining term – operating leases (years)	0.7	1.4
Weighted-average discount rate – operating leases	7.90%	7.90%

Lease liability, current portion	$305	$428
Lease liability, long-term portion	—	193
Total	$305	$621

Operating lease costs and operating cash flows from our operating leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$107	$107	$321	$331
Operating cash flows from operating leases	$116	$112	$345	$346

As of September 30, 2025 and December 31, 2024, the Company did not have any significant leases that have not yet commenced that would create significant rights and obligations for the Company.

Retention Bonuses

The Company has entered into retention award agreements with its senior leadership team and certain other key employees. In the event of a change in control, subject to the terms of these agreements, retention bonuses will be payable in an aggregate amount of $1.0 million. As the events triggering the retention bonuses are outside the control of the Company and given the level of uncertainty surrounding such a transaction, the expense related to these payments would not be recognized until the event occurs.

11.
Related party transactions

Hanmi Pharmaceutical Co. Ltd.

On November 4, 2021, Aptose entered a licensing agreement (the "Tuspetinib Licensing Agreement") with the South Korean company Hanmi for the clinical and commercial development of tuspetinib. Under the terms of the Tuspetinib Licensing Agreement, Hanmi granted Aptose exclusive worldwide rights to tuspetinib for all indications. Hanmi received an upfront payment of $12.5 million, including $5.0 million in cash and $7.5 million in Common Shares. Aptose issued Hanmi 7,190 Common Shares as part of the upfront licensing payment. Hanmi will also receive up to $407.5 million in future milestone payments contingent upon achieving certain clinical, regulatory and sales milestones across several potential indications, as well as tiered royalties on net sales. The term of the Tuspetinib Licensing Agreement will continue on a product-by-product and country-by-country basis until the expiration of the royalty period for such product in such country. The licenses to Aptose pursuant to the Tuspetinib Licensing Agreement will survive and become non-exclusive, perpetual, irrevocable and fully paid-up on a product-by-product and country-by-country basis, upon their natural expiration under the terms of the Tuspetinib Licensing Agreement.

In 2022, the Company and Hanmi also entered into a separate supply agreement for additional production of new drug substance and drug product to support further tuspetinib clinical development (the "Supply Agreement"), for which the Company pays Hanmi per batch of production. For the nine months ended September 30, 2025 and 2024, expenses related to the Supply Agreement totaled nil for both periods. Since inception to September 30, 2025, $7.1 million has been expended under the Supply Agreement.

Under the Supply Agreement, the Company paid supply costs to Hanmi of nil and $2.6 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company did not have either accounts payable or accrued liabilities related to the Supply Agreement.

On August 27, 2024, the Company and Hanmi entered into the Hanmi Loan Agreement, pursuant to which Hanmi loaned $10.0 million to the Company. Under the terms of the Hanmi Loan Agreement, the loan proceeds are restricted to use for Tuspetinib-related business operation purposes, unless otherwise authorized by Hanmi. The use of the funds is also contingent upon the Company meeting specific manufacturing and clinical milestones as outlined in the agreement. The loan is repayable in full on January 31, 2027, with an initial interest period ending on September 30, 2024 and subsequent interest payments due at the end of each three-month period thereafter. Aptose may repay all or any portion of the outstanding principal at any time without penalty, provided that any accrued and unpaid interest on the principal amount being repaid is also settled. The accrued interest on the unpaid principal loan amount is payable at the periods specified in the Hanmi Loan Agreement at a rate of 6% per annum. During the nine months ended September 30, 2025 and 2024, Aptose recognized interest expense of $0.4 million and $0.1 million, respectively, and paid nil and $0.1 million, respectively, in interest pursuant to the Hanmi Loan Agreement.

On March 18, 2025, the Company entered into a debt conversion and interest payment agreement ("Debt Conversion Agreement") with Hanmi pursuant to which the Company and Hanmi agreed to convert $1.5 million of Hanmi's indebtedness under the Hanmi Loan Agreement into 409,063 Common Shares at $3.70 per share which was the average closing price of the Company's Common Shares on Nasdaq for the five trading days immediately prior to entering into the Debt Conversion Agreement. Additionally, pursuant to the Debt Conversion Agreement, the Company and Hanmi agreed that the interest payment associated with the period from December 21, 2024 through March 31, 2025 (the "First Deferred Interest Period") may be deferred and made on or before the final closing date of a financing, not including the amount being converted pursuant to the Debt Conversion Agreement, totaling $15.0 million ("Capital Raise"), but no later than June 27, 2025. On June 24, 2025, the Company and Hanmi entered into an Interest Payment Agreement whereby the interest due for the First Deferred Interest Period and interest associated with the period from March 31, 2025 through June 30, 2025 (the "Second Deferred Interest Period") may be deferred and made no later than December 31, 2025. Further, pursuant to the Debt Conversion Agreement, Hanmi, at its sole discretion, can opt to convert the remaining indebtedness amount, or a portion thereof, to Aptose Common Shares upon the successful completion of the Capital Raise, provided that the amount of Aptose Common Shares delivered to Hanmi pursuant to such subsequent conversion shall not cause Hanmi to own more than 19.99% of the Company. Subsequently, pursuant to the Hanmi Facility Agreement, the maturity date for the Hanmi Loan Agreement was modified such that the outstanding principal amount and accrued and unpaid interest under the Hanmi Loan Agreement would be repayable on August 31, 2028 as discussed below.

Pursuant to FASB’s Accounting Standards Codification (“ASC”) Topic 470, Debt (“ASC 470”), the Company accounted for the debt conversion as a troubled debt restructuring as the Company was experiencing financial difficulties and a concession had been granted whereby by the effective interest rate of the modified debt was lower than the original interest rate pursuant to the Hanmi Loan Agreement. The carrying value of the loan was reduced by the fair value of the Common Shares issued in connection with the transaction. The Company determined that the future undiscounted cash flows of the loan exceeded its carrying value, and accordingly, no gain or loss was recognized in connection with the Debt Conversion Agreement.

On June 18, 2025, the Company and Hanmi entered into the Hanmi Facility Agreement, pursuant to which Hanmi provided an uncommitted facility ("Facility #1") for up to $8.5 million, administered through multiple advances for the purpose of the continued clinical development of Tuspetinib and to fund operations of the Company. Advances under the Hanmi Facility Agreement may be provided in one or more (but no more than five advances) until December 31, 2025. No single advance shall be for an amount in excess of $2.5 million. Any amounts repaid under the Hanmi Facility Agreement may not be re-borrowed. As of September 30, 2025, the Company fully utilized this facility and received a total of $8.5 million under the Hanmi Facility Agreement. Amounts outstanding pursuant to the Hanmi Facility Agreement are repayable in full on August 31, 2028, with an initial interest period commencing on June 20, 2025 and ending on December 31, 2025 and subsequent interest payments due at the end of each three-month period thereafter. Unpaid principal with respect to each advance shall accrue interest at a rate of 6% per annum. During the nine months ended September 30, 2025, Aptose recognized interest expense of $0.1 million and paid nil in interest pursuant to the Hanmi Facility Agreement.

Pursuant to the Hanmi Facility Agreement, the maturity date for the Hanmi Loan Agreement was modified such that the outstanding principal amount and accrued and unpaid interest under the Hanmi Loan Agreement would be repayable on August 31, 2028. The Company evaluated whether the amended maturity date represented a debt modification or extinguishment in accordance with ASC 470-50, Debt – Modifications and Extinguishments. The amendment to the Hanmi Loan Agreement was accounted for as a debt modification since the amendment did not result in substantially different terms as the present value of the cash flows pursuant to the revised terms is less than 10% different from the remaining cash flows under the terms of the original agreement.

On September 22, 2025, the Company and Hanmi entered into the Amended Facility Agreement, pursuant to which Hanmi provided an additional uncommitted facility ("Facility #2") for up to $11.9 million, administered through multiple advances for the purpose of the continued clinical development of Tuspetinib and to fund operations of the Company. Advances under the Amended Facility Agreement may be provided in one or more (but no more than eight advances) until December 31, 2025. No single advance shall be for an amount in excess of $2.0 million or for an amount that is less than $0.5 million. Additionally, Hanmi may cancel availability under the Amended Facility Agreement at any time without notice, acting solely at its discretion. Any amounts repaid under the Amended Facility Agreement may not be re-borrowed. Aptose has received a total of $4.2 million; the initial advance of $1.8 million was received on September 25, 2025 and additional advances of $1.2 million on October 17, 2025 and $1.2 million on October 27, 2025. Amounts outstanding pursuant to the Amended Facility Agreement are repayable in full on August 31, 2028, with an initial interest period commencing on September 22, 2025 and ending on December 31, 2025 and subsequent interest payments due at the end of each three-month period thereafter. Unpaid principal with respect to each advance shall accrue interest at a rate of 6% per annum. During the nine months ended September 30, 2025, Aptose recognized minimal interest expense and paid nil in interest pursuant to the Amended Facility Agreement.

Pursuant to the Amended Facility Agreement, the Amended Facility Agreement effectively replaced the Hanmi Facility Agreement. The Company evaluated whether the Facility #2 transaction resulted in a debt modification or extinguishment in accordance with ASC 470-50, Debt – Modifications and Extinguishments. The amendment to Facility #1 was accounted for as a debt modification since the amendment did not result in substantially different terms as the present value of the cash flows pursuant to the revised terms is less than 10% different from the remaining cash flows under the terms of the original agreement given that, as of the effective date of the Amended Facility Agreement, no amounts had been advanced to the Company pursuant to Facility #2.

Pursuant to the Hanmi Facility Agreement and Amended Facility Agreement, the Company granted a first ranking general security interest to Hanmi over all present and after acquired personal property, including over all inventory of drug substances and drug products that the Company has purchased or manufactured or will purchase or manufacture, and the Tuspetinib Licensing Agreement and all Tuspetinib clinical trial data.

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

As of September 30, 2025, Hanmi held 508,710 Common Shares and 77,972 warrants to purchase Common Shares at an exercise price of $51.30 per Common Share of Aptose. Also see Note 12, Share capital.

Short-Term Advance from CEO

On June 17, 2025, the Company's CEO provided an interest-free short-term advance of $100,000 to support operations. The amount was repaid in full on June 26, 2025. The loan balance was not outstanding at September 30, 2025.

12.
Share capital

The Company has authorized an unlimited number of Common Shares.

a.
Equity issuances:

(i) 2025 Committed Equity Facility

On February 7, 2025, the Company and Keystone Capital Partners, LLC ("Keystone") entered into the Purchase Agreement, which provides that subject to the terms and conditions set forth therein, the Company may sell to Keystone up to the lesser of (i) $25 million of the Common Shares and (ii) 19.99% of the Common Shares outstanding as of the date of the Purchase Agreement (subject to certain exceptions provided in the Purchase Agreement) (the “Total Commitment”), from time to time during the two year term of the Purchase Agreement. Additionally, on February 7, 2025, the Company and Keystone entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of Common Shares that are issued to Keystone under the Purchase Agreement. Upon entering into the Purchase Agreement, the Company agreed to issue to Keystone an aggregate of 8,020 Common Shares (the “Commitment Shares”) as consideration for Keystone’s commitment to purchase Common Shares upon the Company’s direction under the Purchase Agreement. As the registration statement has not been declared effective by the SEC, the Commitment Shares have not been issued. The Company also agreed to pay Keystone up to $25,000 for its reasonable expenses under the Purchase Agreement.

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

(iv) September 2024 Common Share Issuance

On September 5, 2024, the Company held a Special Meeting of Shareholders pursuant to which, shareholders voted to authorize, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of Common Shares underlying certain warrants in an amount equal to or in excess of 20% of our Common Shares outstanding immediately prior the issuance of such warrants pursuant to the June 2024 Registered Direct Offering. On September 11, 2024, the Company issued 46,500 Common Shares upon the exercise of 46,500 Pre-Funded Warrants for cash proceeds of $1,000 at an exercise price of $0.03 per Common Share.

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

(viii) Hanmi 2023 Equity Investment

On August 10, 2023, the Company entered into a binding term sheet with Hanmi, under which Hanmi agreed, in its sole discretion, to invest up to $7 million in Aptose, subject to a maximum total ownership of 19.99% by Hanmi. On September 6, 2023, the Company entered into a subscription agreement with Hanmi, pursuant to which the Company agreed to sell 22,281 Common Shares to Hanmi for proceeds of $3 million.

(ix) 2023 Committed Equity Facility

On May 25, 2023, the Company and Keystone entered into a committed equity facility, (the "2023 Committed Equity Facility"), which provides that subject to the terms and conditions set forth therein, the Company may sell to Keystone up to the lesser of (i) $25.0 million of the Common Shares and (ii) a number of Common Shares equal to 19.99% of the Common Shares outstanding immediately prior to the execution of the 2023 Committed Equity Facility Agreement. Additionally, on May 25, 2023, the Company entered into a Registration Rights Agreement with Keystone, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of Common Shares that are issued to Keystone under the 2023 Committed Equity Facility. This registration statement became effective on June 30, 2023 and the 2023 Committed Equity Facility commencement date was July 12, 2023 (the "Commencement Date").

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

During the nine months ended September 30, 2024, the Company issued 17,003 Common Shares to Keystone at an average price of $40.80 per Common Share for cash proceeds of $0.7 million and 329 Commitment Shares valued at $23,000.

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

(x) 2022 At-The-Market Facility ("ATM")

On December 9, 2022, the Company entered into an equity distribution agreement pursuant to which the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $50 million through Jones Trading Institutional Services LLC ("Jones Trading") on Nasdaq (the "2022 ATM Facility"). During the prior year up to May 30, 2024, the date on which the Company terminated the 2022 ATM Facility, the Company issued 2,717 Common Shares under this 2022 ATM Facility at an average price of $36.60 per share for gross proceeds of $100,000 ($97,000 net of share issuance costs). Since inception to May 30, 2024, the Company raised a total of $2.1 million of gross proceeds ($2.0 million net of share issuance costs) under the 2022 ATM Facility. Costs associated with the proceeds consisted of a 3% cash commission.

b.
Loss per share:

Loss per share is calculated using the weighted average number of Common Shares outstanding and is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(5,123)	$(6,953)	$(17,709)	$(23,845)
Weighted-average common shares – basic and diluted	2,552,429	613,604	2,411,943	536,891
Net loss per share – basic and diluted	$(2.01)	$(11.33)	$(7.34)	$(44.41)

The effects of any potential exercise of the Company’s stock options outstanding during the three and nine months ended September 30, 2025 and 2024 have been excluded from the calculation of diluted loss per share, since such securities would be anti‑dilutive.

13.
Warrants

A summary of warrant activity during the nine months ended September 30, 2025 is as follows:

		Nine Months Ended
		September 30, 2025
	Common Shares Issuable upon Exercise	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding, beginning of period	1,267,585	$22.40	4.4
Issued	—	—	—
Exercised	—	—	—
Outstanding, end of period	1,267,585	$22.40	3.6
Exercisable, end of period	1,267,585	$22.40	3.6

The following table shows the number of outstanding warrants by exercise price and date of expiration as of September 30, 2025:

Shares Issuable Upon Exercise	Exercise Price	Expiration Date

128,500	$34.50	March 5, 2026
18,084	$64.13	January 30, 2028
188,174	$51.30	January 30, 2029
77,972	$51.30	January 31, 2029
6,423	$43.13	June 3, 2029
128,500	$34.50	September 5, 2029
666,599	$6.00	November 25, 2029
53,333	$8.25	November 25, 2029
1,267,585

Upon full exercise of all the warrants exercisable as of September 30, 2025, the Company would issue an additional 1,267,585 of its Common Shares, which could dilute existing shareholders.

14.
Stock‑based compensation

All references in this report to historical Common Share prices, numbers of Common Shares, stock options, warrants and earnings per share calculations have been presented to reflect the effect of the Reverse Stock Split.

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

The Company uses the fair value-based method of accounting for employee awards granted under both plans. The Company calculates the fair value of each stock option grant using the Black-Scholes option pricing model at the grant date. The stock based compensation expense is recognized over the vesting period of the stock options, using an estimate of the number of options that will ultimately vest.

The ESPP, administered by the Board of Directors, allows eligible employees of the Company to purchase Common Shares with accumulated payroll deductions up to a maximum of 15% of eligible compensation. The ESPP is implemented in consecutive offering periods with a new offering period commencing on the first trading day on or after February 1 and August 1 each year, or on such other date as the Board of Directors determines, and continuing thereafter until terminated in accordance with the Plan. Unless the Board of Directors provides otherwise, the purchase price will equal eighty-five percent (85%) of the fair market value of a Common Share on the offering date or the exercise date, whichever is lower.

The maximum number of Common Shares available for sale under the ESPP is 3,777. There were 338 and 922 Common Shares issued under the ESPP during the nine months ended September 30, 2025 and 2024, respectively.

Stock option transactions for the nine months ended September 30, 2025 are summarized as follows:

		Nine Months Ended
		September 30, 2025
	Options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding, beginning of period	39,489	$1,170.30	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(2,119)	1,500.95	—
Outstanding, end of the period	37,370	$1,157.39	5.8
Exercisable, end of the period	29,763	$1,396.22	5.4
Vested and expected to vest, end of period	35,496	$1,207.38	5.7

As of September 30, 2025, there was $0.2 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.0 years. As of September 30, 2025, total compensation cost not yet recognized related to grants under the ESPP was nil.

The following table presents the weighted average assumptions that were used in the Black‑Scholes option pricing model to determine the fair value of stock options granted during the period and the resulting weighted-average fair values:

Nine Months Ended
September 30, 2024
Risk-free interest rate	4.07%
Expected dividend yield	—
Expected volatility	83.1%
Expected life of options (years)	5 years
Grant date fair value	$40.80

The Company uses historical data to estimate the expected dividend yield and expected volatility of its Common Shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding. No stock options were granted during the nine months ended September 30, 2025.

The following table presents the vesting terms of options granted in the period:

Nine Months Ended
September 30, 2024
Number of options
3-year vesting (50%-25%-25%)	666
4-year vesting (50%-16 2/3%-16 2/3%-16 2/3%)	12,939
Total stock options granted in the period	13,605

The Company has a stock incentive plan (SIP) pursuant to which the Board may grant stock-based awards comprised of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company. Each restricted stock unit ("RSU") is automatically redeemed for one Common Share of the Company upon vesting. During the nine months ended September 30, 2025 and 2024, the Company granted nil RSUs.

b.
Share-based compensation expense

The Company recorded share-based compensation expense related to stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$30	$(81)	$184	$317
General and administrative	14	68	251	686
	$44	$(13)	$435	$1,003

15.
Subsequent events

On October 17, 2025 and October 27, 2025, the Company received advances of $1.2 million and $1.2 million, respectively, from Hanmi under the Amended Facility Agreement resulting in a total of $4.2 million of advances to date.

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

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes thereto contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, and with our audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

While AML can occur at any age, the majority of patients are over 65 years and the median age of diagnosis is 68 years. The current standard of care treatment in the 1L setting for these "older" newly diagnosed AML patients includes a doublet combination of venetoclax and a hypomethylating agent ("VEN+HMA"). Exploratory triple drug therapies ("triplets") using currently available drugs as 3rd agents added to VEN+HMA have achieved notable response rates but are compromised because of toxicities and limited activity only in certain subpopulations of AML patients. In contrast, tuspetinib is a convenient, orally administered, once-daily kinase inhibitor that targets select kinases operative in AML and exerts broad activity across AML populations including those with adverse genetics. However, tuspetinib avoids targeting kinases that typically cause toxicities associated with other kinase inhibitors and has demonstrated an excellent safety profile. These properties position tuspetinib as an ideal 3rd agent to add to the VEN+HMA backbone therapy, creating a superior, safer, and mutation-agnostic frontline triplet (TUS+VEN+HMA) to treat newly diagnosed AML.

Aptose is conducting a Phase 1/2 clinical trial (TUSCANY Study) to develop tuspetinib in a TUS+VEN+HMA triplet drug combination to treat newly diagnosed AML patients currently in the United States only. The tuspetinib-based TUS+VEN+AZA triplet frontline combination therapy in newly diagnosed AML patients at the 40 mg initial dose of TUS already has achieved complete remissions (“CRs” and often referred to as “complete responses”) and MRD-negativity (no measurable residual disease) in difficult-to-treat AML patients, and these patients have experienced no significant safety concerns or dose-limiting toxicities to date. Following enrollment of the 40 mg TUS dose level, the dose was escalated to 80 mg TUS with the TUS+VEN+AZA triplet in a separate set of patients. The 80 mg dose level completed enrollment and demonstrated continued safety and CRs. Following the 80 mg dose level, the dose was escalated to 120 mg in a new set of patients in the TUS+VEN+AZA triplet. As of June 30, 2025, 10 patients have been enrolled across the three dose levels. On August 6, 2025, Aptose announced an escalation from the 120 mg TUS dose to the 160 mg TUS dose, based on its favorable review of safety and efficacy data from patients in the first three cohorts (40 mg, 80 mg, and 120 mg TUS dose levels) of the trial. As of October 30, 2025, 4 patients have been administered 160 mg TUS as part of the TUS+VEN+AZA triplet.

Following completion of the 160 mg dose level, we expect to select two dose levels for expansion and to dose up to 10 patients total on each of those dose levels. This expansion effort is designed to select the optimal doses for advancement into Phase 2/3 clinical trials. As the ongoing TUSCANY study matures, we expect to continue delivering additional important clinical data (CR and MRD negativity rates, safety, and survival) over the next 6 to 12 months.

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

To be precise, we have now completed a dose-escalation and dose-exploration international Phase 1/2 clinical trial to assess the safety, tolerability, pharmacokinetics, pharmacodynamic responses, and clinical activity of TUS as a single agent in patients with R/R AML. Significant reductions in bone marrow blasts and clinical responses without dose-limiting toxicities were achieved at four dose levels (40, 80, 120, and 160 mg) across a broad diversity of mutationally defined AML populations while maintaining a favorable safety profile. Tuspetinib has continued to demonstrate a favorable safety profile to date and has caused no drug-related QTc prolongations, significant liver or kidney toxicities, muscle damage, or differentiation syndrome, and no myelosuppression with continuous dosing of patients in remission. At a dose of 80 mg, tuspetinib demonstrated notable response rates in R/R AML patients that had never been treated with venetoclax (VEN-naive AML): CR/CRh=36% among all-comers, CR/CRh=50% among patients with mutated FLT3, and CR/CRh=25% in patients with unmutated FLT3.

After completing the single-agent dose escalation and exploration trial, tuspetinib advanced to the APTIVATE expansion trial of the Phase 1/2 program to evaluate the TUS+VEN doublet in relapsed/refractory ("R/R") AML patient populations. The TUS+VEN doublet combination therapy maintained a favorable safety profile: no new or unexpected safety signals were observed, and no drug-related adverse events involving QTc prolongation, differentiation syndrome, or deaths were reported. The TUS+VEN doublet combination also achieved significant bone marrow reductions and clinical responses in heavily pretreated R/R AML patients, including those with mutated TP53, mutated NKRAS, wildtype or mutated FLT3, and those who had failed prior therapy with venetoclax ("Prior-VEN") or FLT3 inhibitors ("Prior-FLT3i").

Collectively, the clinical safety and efficacy data with TUS single agent and TUS+VEN doublet in R/R AML patients positioned tuspetinib for development as the TUS+VEN+HMA triplet in newly diagnosed AML patients. Newly diagnosed AML patients are VEN-naïve, FLT3i-naïve, and HMA-naïve – this patient population is expected to be highly responsive to a tuspetinib-containing triplet therapy. Based on the safety and efficacy profile of tuspetinib, we believe that tuspetinib as part of the TUS+VEN+HMA triplet, if approved, could establish a new standard of care therapy for newly diagnosed patients with mutated or unmutated FLT3 and in patients with other adverse genetic abnormalities. These beliefs regarding potential patient treatment and commercial opportunities are based on management’s current assumptions and estimates, which are subject to change, and there can be no assurance that tuspetinib will ever be approved or successfully commercialized, or that, if approved and commercialized, it will ever generate significant revenues. See our “Risk Factors – “We are an early-stage development company with no revenues from product sales” and “We have a history of operating losses. We expect to incur net losses, and we may never achieve or maintain profitability” in our Annual Report on Form 10-K filed with the SEC on March 28, 2025.

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

The FDA granted orphan drug designation to tuspetinib for treating patients with AML in October 2018. The FDA grants orphan drug designation to encourage companies to develop therapies for treating diseases that affect fewer than 200,000 individuals in the United States. Orphan drug status provides research and development tax credits, an opportunity to obtain grant funding, exemption from FDA application fees and other benefits. The orphan drug designation also provides us with seven additional years of marketing exclusivity in this indication.

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

Program Updates at Recent Scientific Forums:

On October 16, 2025, Aptose announced that Tuspetinib exceeds expectations when combined with standard of care treatment across diverse populations of newly diagnosed AML. Aptose announced that data from the ongoing TUSCANY trial of tuspetinib in combination with venetoclax and azacitidine (TUS+VEN+AZA) were presented in a poster presentation, entitled “TUSCANY Study of Safety and Efficacy of Tuspetinib plus Standard of Care Venetoclax and Azacitidine in Study Participants with Newly Diagnosed AML Ineligible for Induction Chemotherapy,” at the European School of Haematology (ESH) 7th International Conference on Acute Myeloid Leukemia “Molecular and Translational”: Advances in Biology and Treatment, being held from October 16-18, 2025 in Estoril, Portugal. Data to date from 10 patients in the TUSCANY trial across all three cohorts, 40 mg, 80 mg or 120 mg TUS dose in TUS+VEN+AZA, reveal promising clinical safety and antileukemic activity and support the use of TUS with standard of care treatment across a broad range of AML populations, including those carrying adverse mutations regardless of FLT3 mutation status.

Key Messages included:

•
TUS in combination with standard dosing of VEN+AZA has been well tolerated with no DLT, no treatment-related deaths, no differentiation syndrome, no QTc prolongation, no prolonged myelosuppression after remission in Cycle 1, and no CPK elevations reported at any dose levels to date in these newly diagnosed AML patients.
•
Addition of TUS to VEN+AZA achieved CR/CRh responses in 6/6 (100%) patients treated at the higher dose levels of 80 mg and 120 mg TUS, exceeding the 66% rate expected from VEN+AZA alone.

•
Oveall, TUS+VEN+AZA CR/CRh responses were observed in 9/10 (90%) patients.
•
7 of 8 (88%) CR/CRh responses in FLT3 wildtype AML, representing 70% of AML population.
•
TUS+VEN+AZA MRD-negativity noted in 7/9 (78%) responding patients by central flow cytometry.
•
CR/CRh responses achieved across diverse mutational subtypes including: unmutated FLT3, FLT3-ITD, NPM1c, biallelic TP53 with complex karyotype, RAS, and myelodysplasia related mutations.
•
Dosing at the TUS 160 mg level is now ongoing.

On August 6, 2025, Aptose announced that the Cohort Safety Review Committee (the "CSRC") monitoring Aptose’s Phase 1/2 TUSCANY trial of TUS in combination with standard of care dosing of venetoclax and azacitidine (TUS+VEN+AZA triplet) has approved escalating from 120 mg TUS dose to 160 mg TUS dose based on its favorable review of safety and efficacy data from patients in the first three cohorts (40 mg, 80 mg, and 120 mg TUS dose levels) of the trial. Enrollment is open for dosing subjects at the 160 mg TUS dose level.

Key Messages included:

•
Safety Review Committee endorses escalation to 160 mg TUS dosing.
•
Cohorts with 120 mg, 80 mg, 40 mg TUS dosing completed with no dose-limiting toxicities.
•
Excellent safety and complete remissions (CRs) in some of the most difficult-to-treat AML populations.
•
No dose reductions required to the standard-of-care VEN/AZA with TUS dose cohorts.
•
TUS+VEN+AZA triplet continues to achieve CRs and minimal residual disease (MRD)-negativity with favorable safety in newly diagnosed AML patients.

On June 12, 2025, Aptose presented clinical data on safety, response, and MRD-negativity from the TUSCANY Phase 1/2 clinical trial of Tuspetinib triplet therapy in newly diagnosed AML patients during an oral presentation at the European Hematology Association Congress (EHA 2025), held from June 12-15, 2025, in Milan, Italy. The title of the presentation was “TUSCANY Study of Safety and Efficacy of Tuspetinib Plus Standard of Care Venetoclax and Azacitidine in Study Participants with Newly Diagnosed AML Ineligible for Induction Chemotherapy”. Dr. Gabriel Mannis, Associate Professor of Medicine, Stanford University School of Medicine, key opinion leader (KOL) in the treatment of AML, and an investigator in the TUSCANY study, delivered the oral presentation and reported safety and efficacy data from the first two dose cohorts at 40 mg of TUS or 80 mg of TUS in the TUS+VEN+AZA triplet. Dr. Mannis also noted that three patients were rapidly enrolled on the third dose cohort of 120 mg TUS in the TUS+VEN+AZA triplet, and that no DLTs have been observed to date. The oral presentation also included minimal residual disease (MRD-negativity) assessments and a longer duration of follow-up.

The TUS+VEN+AZA triplet is being developed as a mutation-agnostic frontline therapy to treat large, mutationally diverse populations of newly diagnosed AML patients who are ineligible to receive induction chemotherapy. The data presented reveal complete responses across patients with diverse mutations, including TP53-mutated/CK AML and FLT3-wildtype AML patients. TUS could have a significant commercial opportunity in the largest markets and the most challenging of AML cases, following regulatory clearance.

Key Messages included:

•
Addition of TUS to the standard of care VEN+AZA creates a well-tolerated and mutation-agnostic frontline triple drug therapy for newly diagnosed AML patients.
•
AML patients with diverse mutations, including TP53-mutated/CK and FLT3-wildtype, safely achieved complete remissions and MRD negativity.
•
Ten AML patients dosed across 40 mg, 80mg, and 120 mg TUS with TUS+VEN+AZA triplet.

Key Findings included:

•
As of June 30, 2025, ten newly diagnosed AML patients received the TUS+VEN+AZA combination:
o
Four received the 40 mg dose of TUS, three received the 80 mg dose of TUS, and three received the 120 mg dose of TUS

•
At the initial dose of 40 mg TUS (n=4), with patients on the longest duration of drug:
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
No treatment-related QTc prolongation, CPK elevations, or differentiation syndrome

On February 20, 2025, Aptose announced that the CSRC monitoring Aptose’s Phase 1/2 TUSCANY trial of tuspetinib in combination with standard of care dosing of venetoclax and azacitidine (TUS+VEN+AZA triplet) has unanimously approved escalating from a 40 mg dose of TUS to an 80 mg dose of TUS based on its favorable review of data from the first four patients in the trial. No significant safety concerns or dose-limiting toxicities (DLTs) have been reported, including no prolonged myelosuppression of subjects in remission. All four subjects treated in the 40 mg cohort remain on study, while enrollment is open for the 80 mg dose cohort.

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
•
Pharmacokinetic (PK) analyses of TUS show that plasma levels are unaffected by the addition of AZA, providing predictability and avoiding the need for dose alterations due to PK interactions.

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

Key Finding and Messages included:

•
The TUS+VEN+AZA triplet trial is proceeding in newly diagnosed AML patients.
•
TUS+VEN retains activity in the difficult-to-treat prior-VEN AML population.
•
TUS+VEN is active in FLT3 wildtype, representing ~70% of AML patients.
•
TUS+VEN is well tolerated and can be safely co-administered.
•
TUS+VEN is active across broad populations of R/R AML.
•
Combination of TUS with VEN may avoid VEN resistance.
•
TUS+VEN+AZA triplet may establish a more effective, mutation agnostic standard of care for chemotherapy ineligible AML patients.

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
TUS+VEN achieved responses among diverse R/R AML with adverse mutations in VEN-naïve, prior-VEN, FLT3WT, FLT3MUT, prior-FLT3
•
TUS+VEN showed favorable safety and tolerability with no new or unexpected safety

On June 14, 2024, Aptose presented tuspetinib clinical findings as a clinical poster presentation and preclinical findings as a e-poster at the European Hematology Association (EHA) 2024 Hybrid Congress in Madrid, Spain. Highlights of the findings include:

•
Tuspetinib Monotherapy (TUS) and Tuspetinib + Venetoclax (TUS+VEN) Doublet Therapy Show Broad Clinical Activity and Strong Safety Data in relapsed or refractory (R/R) AML and Differentiate TUS from other Investigational Drugs in AML
•
TUS Monotherapy and TUS+VEN Doublet Therapy Active in Difficult-to-treat Genetic Subgroups, FLT3 Wildtype AML
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

On March 26, 2024, Aptose announced that more than 170 patients received TUS alone or in combination with the BCL-2 inhibitor venetoclax (VEN) during the Phase 1/2 clinical program in the very ill relapsed or refractory (R/R) AML patient population. At the single agent 80 mg dose, TUS achieved a favorable safety profile and an impressive response rate among patients who were naive to VEN. The safety profile of TUS remained favorable when TUS was combined with VEN in R/R AML patients, and responses were achieved in both patients naive to VEN and those who failed prior therapy with VEN. TUS avoids many typical toxicities observed with other agents and achieves broad activity across AML patients with a diversity of adverse genetic abnormalities.

On December 9, 2023, Aptose featured tuspetinib in an oral presentation at the 65th American Society of Hematology (ASH) Annual Meeting and Exposition. The Company announced that a growing body of clinical data for its lead compound, tuspetinib, demonstrates significant benefit both as a single agent and in combination with venetoclax for patients with relapsed/refractory AML ("R/R AML") in the ongoing APTIVATE Phase 1/2 study. The data were presented by lead investigator Naval G. Daver, M.D., Professor and Director of the Leukemia Research Alliance Program in the Department of Leukemia at The University of Texas MD Anderson Cancer Center, Houston, TX.

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

Other corporate matters

Nasdaq private placement deficiency requirement

On February 29, 2024, the Company received a deficiency letter (the "February 2024 Deficiency Letter") from the Nasdaq Listing Qualifications Department of the Nasdaq notifying the Company that the Company’s January 2024 private placement (the "Private Placement") of securities to Hanmi violated Nasdaq Listing Rule 5635(d) because the Company did not obtain shareholder approval prior to such issuance. Nasdaq stated that the Private Placement involved the issuance of greater than 20% of the issued and outstanding Common Shares of the Company at a discount to the Nasdaq official closing price on January 25, 2024, the date of the subscription agreement between the Company and Hanmi. The February 2024 Deficiency Letter had no immediate effect on the listing of the Company’s Common Shares. In accordance with the Nasdaq Listing Rules, the Company was given forty-five (45) calendar days, or until April 14, 2024, to submit a plan to regain compliance.

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

Nasdaq Minimum Bid Price requirement

On July 16, 2024, the Company received a deficiency letter (the “July 2024 Deficiency Letter”) from the Nasdaq, notifying the Company that, for the prior thirty consecutive business days, the closing bid price for the Company’s Common Shares was below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The July 2024 Deficiency Letter had no immediate effect on the listing of the Company’s Common Shares, and its Common Shares continued to trade on Nasdaq and the Toronto Stock Exchange (“TSX”) under the symbol “APS.” The Company’s listing on the TSX is independent and will not be affected by the Company’s Nasdaq listing status. The Company was given 180 calendar days, or until January 13, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 13, 2025, the bid price of the Company’s Common Shares closed at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq would have provided written confirmation that the Company regained compliance. If the Company did not regain compliance with the Minimum Bid Price Requirement by January 13, 2025, the Company may, at the discretion of Nasdaq, be afforded a second 180 calendar day period to regain compliance. To qualify for the extension, the Company was required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement.

On January 14, 2025, the Company received an additional letter from the Nasdaq Listing Qualifications Department notifying the Company that, for the last thirty (30) consecutive business days, the closing bid price for the Company’s Common Shares was below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to the Minimum Bid Price Requirement. The Company presented its plan of compliance to the hearings panel and was given until March 31, 2025, to regain compliance with the Minimum Bid Price Requirement.

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

Nasdaq Equity Rule requirement

On April 2, 2024, the Company received a letter (the “Notification Letter”) from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because the stockholders’ equity of the Company as of December 31, 2023, as reported in the Company’s Annual Report on Form 10-K, was below the minimum requirement of $2.5 million (the “Stockholders’ Equity Requirement”). The Notification Letter had no immediate effect on the Company's continued listing on Nasdaq, subject to the Company's compliance with the other continued listing requirements. Pursuant to the Notification Letter, the Company had 45 calendar days to submit a plan to evidence compliance with the Rule (a “Compliance Plan”). The Company submitted the Compliance Plan on May 17, 2024, and received an extension to September 30, 2024 to regain compliance. As of September 30, 2024, the Company had not gained compliance with the requirement. Accordingly, on October 1, 2024, the Company received a staff determination letter stating that the Company did not meet the terms of the extension because it did not complete its proposed financing initiatives to regain compliance. On October 8, 2024, the Company requested an appeal and hearing of the determination, which automatically stayed Nasdaq’s delisting of the Company’s Common Shares pending the appeal panel’s decision, such hearing was scheduled for November 21, 2024. The Company submitted a revised plan to regain compliance on November 11, 2024 and on December 19, 2024, the Company announced that the panel granted the Company’s request for an extension to evidence compliance with all applicable criteria for continued listing on Nasdaq. On or before March 31, 2025, the Company was required to demonstrate compliance with the Rule requiring the Company to have met the Stockholders’ Equity Requirement to continue its listing on Nasdaq.

As of March 31, 2025, the Company had not regained compliance with the Equity Rule. On March 31, 2025, the Company received a letter from the Nasdaq stating that because the Company did not regain compliance with the Equity Rule, Nasdaq determined to delist the Company's Common Shares from the Nasdaq, effective on April 2, 2025. The Company's Common Shares remain listed on TSX under the symbol "APS" and OTC under the symbol "APTOF". On July 1, 2025, Aptose announced it had been upgraded to list for trading on the OTCQB Market under the ticker “APTOF” and trading on OTCQB began July 1, 2025

LIQUIDITY AND CAPITAL RESOURCES

Aptose is an early-stage development company, and we currently do not generate any revenues from our drug candidates. The continuation of our research and development activities and the commercialization of the targeted therapeutic products depend on our ability to successfully finance and complete our research and development programs through a combination of equity financing and payments from strategic partners. We currently have no significant sources of payments from strategic partners. As of September 30, 2025, the Company fully utilized its advances in the amount of $8.5 million available under the Hanmi Facility Agreement. However, on September 18, 2025, the Company and Hanmi entered into the Amended Facility Agreement, pursuant to which Hanmi provided an additional uncommitted facility of up to $11.9 million, administered through multiple advances, for the continued clinical development of Tuspetinib and to fund the Company's operations. Advances under the Amended Facility Agreement may be provided in one or more (but no more than eight advances) until December 31, 2025. No single advance shall be for an amount in excess of $2.0 million or for an amount that is less than $0.5 million. Any amounts repaid under the Amended Facility Agreement may not be re-borrowed. Amounts outstanding pursuant to the Hanmi Facility Agreement are repayable in full on August 31, 2028. Aptose has received a total of $4.2 million from all advances under the Amended Facility Agreement as of the date of this filing. It should be noted that the facility is uncommitted, and Hanmi may cancel availability under the Amended Facility Agreement at any time without notice, acting solely at its sole discretion. As of the filing date, the Company does not have sufficient cash to fund operations and relies on advances made by Hanmi therefor.

Sources of liquidity:

The following table presents our cash, cash equivalents, restricted cash and restricted cash equivalents, working capital and stockholders' deficit as of September 30, 2025 and December 31, 2024.

(in thousands)	Balances at September 30, 2025	Balances at December 31, 2024
Cash and cash equivalents	$613	$6,152
Restricted cash and restricted cash equivalents	1,024	555
Total	$1,637	$6,707

Working capital	$(3,302)	$5,053
Stockholders' deficit	$(19,450)	$(4,543)

Working capital is a non-GAAP measure and represents primarily cash, cash equivalents, restricted cash and restricted cash equivalents, prepaid expenses and other current assets less current liabilities. This financial measure provides a fuller understanding of the Company’s capital available to fund future operations.

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

We incurred a net loss of $17.7 million for the nine months ended September 30, 2025 and $23.8 million for the nine months ended September 30, 2024. As of September 30, 2025, we had an accumulated deficit of $558.7 million (December 31, 2024, $541.0 million); cash, cash equivalents and restricted cash and restricted cash equivalents of $1.6 million (December 31, 2024, $6.7 million);

current assets less current liabilities of negative $3.3 million (December 31, 2024, $5.1 million); and negative shareholder's equity of $19.5 million (December 31, 2024, negative shareholder's equity of $4.5 million). Our cash needs for the next twelve months include estimates of the number of patients and rate of enrollment in our clinical trials, the amount of drug product we will require to support our clinical trials and general corporate overhead costs to support our operations. We have based these estimates on assumptions and plans that may change and could impact the magnitude and/or timing of operating expenses and our cash runway.

Management recognizes that in order to meet the capital requirements and continue to operate, additional financing will be necessary. We plan to raise additional funds to fund our business operations through debt or other financing activities. Management continues considering other options for raising capital including debt, through collaborations or reorganization to reduce operational expenses. However, given the decrease in the share price, the Company's delisting from Nasdaq, as well as the difficulty for micro-cap market capitalization companies to raise significant capital, we may be unable to access financing when needed. As such, there can be no assurance that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

Our ability to raise additional funds has been affected by adverse market conditions, the status of our product pipeline, possible delays in enrollment in our trial, and various other factors and we may be unable to raise capital when needed, or on terms favorable to us. The raising of additional capital to make bulk payments to repay accounts payable, if successful, would potentially alleviate any substantial doubt on our ability to continue as a going concern. If debt or equity financing is unable to be secured or contemplated, and trade sales fail to materialize, we may need to resolve to other means of protecting our assets in the best interests of our shareholders, including foreclosure or forced liquidation and/or seeking creditors’ protection.

The conditions mentioned above raise substantial doubt about our ability to continue as a going concern. See “Going Concern Risk” in Item II, Part IA below. The accompanying condensed consolidated interim financial statements do not reflect any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we are unable to continue as a going concern; these types of adjustments could be material.

2025 Committed Equity Facility

On February 7, 2025, the Company and Keystone entered into the Purchase Agreement, which provides that subject to the terms and conditions set forth therein, the Company may sell to Keystone up to the lesser of (i) $25 million of the Common Shares and (ii) 19.99% of the Common Shares outstanding as of the date of the Purchase Agreement (subject to certain exceptions provided in the Purchase Agreement) (the “Total Commitment”), from time to time during the two year term of the Purchase Agreement. Additionally, on February 7, 2025, the Company and Keystone entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of Common Shares that are issued to Keystone under the Purchase Agreement. Upon entering into the Purchase Agreement, the Company agreed to issue to Keystone an aggregate of 8,020 Common Shares (the “Commitment Shares”) as consideration for Keystone’s commitment to purchase Common Shares upon the Company’s direction under the Purchase Agreement. As the registration statement has not been declared effective by the SEC, the Commitment Shares have not been issued. The Company also agreed to pay Keystone up to $25,000 for its reasonable expenses under the Purchase Agreement.

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

September 2024 Common Share Issuance

On September 5, 2024, the Company held a Special Meeting of Shareholders pursuant to which, shareholders voted to authorize, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of Common Shares underlying certain warrants in an amount equal to or in excess of 20% of our Common Shares outstanding immediately prior the issuance of such warrants pursuant to the June 2024 Registered Direct Offering. On September 11, 2024, the Company issued 46,500 Common Shares upon the exercise of 46,500 Pre-Funded Warrants for cash proceeds of $1,000 at an exercise price of $0.03 per Common Share.

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

2022 At-The-Market Facility ("ATM")

On December 9, 2022, the Company entered into an equity distribution agreement pursuant to which the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $50 million through Jones Trading Institutional Services LLC ("Jones Trading") on Nasdaq (the "2022 ATM Facility"). During the prior year up to May 30, 2024, the date on which the Company terminated the 2022 ATM Facility, the Company issued 2,717 Common Shares under this 2022 ATM Facility at an average price of $36.60 per share for gross proceeds of $100,000 ($97,000 net of share issuance costs). Since inception to May 30, 2024, the Company raised a total of $2.1 million of gross proceeds ($2.0 million net of share issuance costs) under the 2022 ATM Facility. Costs associated with the proceeds consisted of a 3% cash commission.

Cash flows:

The following table presents a summary of our cash flows for the nine months ended September 30, 2025 and 2024:

(in thousands)	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(16,149)	$(27,917)
Financing activities	11,079	26,609
Investing activities	—	18
Net decrease in cash, cash equivalents and restricted cash and restricted cash equivalents	$(5,070)	$(1,290)

Cash flows from operating activities

Our cash used in operating activities for the nine months ended September 30, 2025 and 2024 was approximately $16.1 million and $27.9 million, respectively.

Net cash used in operating activities decreased during the nine months ended September 30, 2025, compared to the same period in 2024. This was primarily due to reduced operating expenses, as well as increases in accounts payable and accrued liabilities during the current period compared to decreases in accounts payable and accrued liabilities in the prior period. Our uses of cash for operating activities for both periods consisted primarily of salaries and wages for our employees, facility and facility-related costs for our offices, fees paid to contract research organizations and pass-through expenses paid in connection with preclinical and clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees.

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

Cash flows from financing activities

Our cash flow provided by financing activities for the nine months ended September 30, 2025 was $11.1 million, consisting primarily of $10.3 million related to advances under the Hanmi Facility Agreement and $0.8 million from the issuance of shares under the 2025 ATM.

Our cash flow provided by financing activities for the nine months ended September 30, 2024 was $26.6 million, consisting primarily of $10.0 million from the proceeds of the loan payable to a related party, $4.1 million from the issuance of Common Shares under the Registered Direct Offering, $8.1 million from the issuance of Common Shares under the January 2024 Public Offering, $3.7 million from the issuance of Common Shares under the Hanmi Private Placement and $0.7 million from the issuance of Common Shares under the 2023 Committed Equity Facility.

Cash flows from investing activities

Our cash used in investing activities for the nine months ended September 30, 2025 and 2024 was nil and $18,000, respectively, and consisted of the net disposal of property and equipment during the nine months ended September 30, 2024.

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

RESULTS OF OPERATIONS

A summary of the results of operations for the three and nine months ended September 30, 2025 and 2024 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$—	$—	$-	$-
Research and development expenses	2,205	4,702	7,867	15,560
General and administrative expenses	2,708	2,263	9,428	8,510
Other (expense) income, net	(210)	12	(414)	225
Net loss and comprehensive loss	$(5,123)	$(6,953)	$(17,709)	$(23,845)
Basic and diluted loss per common share	$(2.01)	$(11.33)	$(7.34)	$(44.41)

Net loss for the three months ended September 30, 2025 decreased by $1.8 million to $5.1 million, as compared to $7.0 million for the comparable period in 2024. Net loss for the nine months ended September 30, 2025 decreased by $6.1 million to $17.7 million, as compared to $23.8 million for the comparable period in 2024. Components of net loss are presented below:

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

The research and development expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Program costs – Tuspetinib	$1,423	$4,067	$5,135	$10,656
Program costs – Luxeptinib	91	(225)	290	287
Program costs – APTO-253	—	—	—	13
Personnel-related expenses	661	941	2,258	4,274
Stock-based compensation	30	(81)	184	317
Depreciation of equipment	—	—	—	13
Total	$2,205	$4,702	$7,867	$15,560

Research and development expenses decreased by $2.5 million to $2.2 million for the three months ended September 30, 2025, as compared to $4.7 million for the comparative period in 2024. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

•
Program costs for tuspetinib were $1.4 million for the three months ended September 30, 2025, compared with $4.1 million for the comparative period in 2024. The lower program costs for tuspetinib in the current period are attributable to reduced activity in our APTIVATE clinical trial, reduced manufacturing activity, and related expenses.
•
Program costs for luxeptinib increased by approximately $0.3 million during the three months ended September 30, 2025 compared to the comparative period in 2024 due to a refund provided by one of our clinical vendors during the three months ended September 30, 2024.
•
The Company discontinued further clinical development of APTO-253.
•
Personnel-related expenses decreased by $0.3 million, primarily due to lower headcount for research and development personnel in the current three-month period.
•
Stock-based compensation increased by $0.1 million in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to forfeitures recognized during the three months ended September 30, 2024 in connection with employee terminations during the period.

Research and development expenses decreased by $7.7 million to $7.9 million for the nine months ended September 30, 2025, as compared to $15.6 million for the comparative period in 2024. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

•
Program costs for tuspetinib were $5.1 million for the nine months ending September 30, 2025, compared to $10.7 million for the same period in 2024. The increased costs associated with the TUSCANY study were offset by a decrease in tuspetinib development expenses during the current period. This reduction is due to the conclusion of activities in our APTIVATE clinical trial during the current period, compared to higher APTIVATE activities during the nine months ended September 30, 2024, as well as lower manufacturing and related development costs.
•
Program costs for luxeptinib remained consistent during the nine months ended September 30, 2025 compared to the comparative period in 2024.
•
The Company discontinued further clinical development of APTO-253.
•
Personnel-related expenses decreased by $2.0 million, primarily due to lower headcount for research and development personnel in the current three-month period.
•
Stock-based compensation decreased by approximately $0.1 million in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to stock options forfeited and/or vested in prior periods that are no longer being expensed resulting in lower expense in the current period.

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

The general and administrative expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
General and administrative, excluding items below	$2,682	$2,191	$9,159	$7,809
Stock-based compensation	14	68	251	686
Depreciation of equipment	12	4	18	15
Total	$2,708	$2,263	$9,428	$8,510

General and administrative expenses for the three months ended September 30, 2025 were $2.7 million, as compared to $2.3 million for the comparative period in 2024, an increase of $0.4 million. The increase was primarily due to the following:

•
General and administrative expenses, other than stock-based compensation and depreciation of equipment, increased by approximately $0.5 million in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to increased professional fees and bonuses recognized in the current period.
•
Stock-based compensation decreased by approximately $0.1 million in the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, due to stock options forfeited and/or vested in prior periods that are no longer being expensed resulting in lower expense in the current period.

General and administrative expenses for the nine months ended September 30, 2025 were $9.4 million, as compared to $8.5 million for the comparative period in 2024, an increase of $0.9 million. The increase was primarily due to the following:

•
General and administrative expenses, other than stock-based compensation and depreciation of equipment, increased by approximately $1.4 million in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to increased legal expenses and professional fees and bonuses recognized in the current period.
•
Stock-based compensation decreased by approximately $0.4 million in the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to stock options forfeited and/or vested in prior periods that are no longer being expensed resulting in lower expense in the current period.

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

Significant Accounting Judgments and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of inherently uncertain matters. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 28, 2025. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2025

The Company records expenses for research and development activities based on management’s estimates of services received and efforts expended pursuant to contracts with vendors that conduct research and development on the Company’s behalf. The financial terms vary from contract to contract and may result in uneven payment flows as compared to services performed or products delivered. As a result, the Company is required to estimate research and development expenses incurred during the period, which impacts the amount of accrued expenses and prepaid balances related to such costs as of each balance sheet date. Management estimates the amount of work completed through discussions with internal personnel and the contract research and contract manufacturing organizations as to the progress or stage of completion of the services. The Company’s estimates are based on a number of factors, including the Company’s knowledge of the status of each of the research and development project milestones, and contract terms together with related executed change orders. Management makes significant judgments and estimates in determining the accrued balance at the end of each reporting period.

Although management does not expect our estimates to be materially different from amounts actually incurred, if the estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in the Company reporting amounts that are too high or too low in any particular period. As of September 30, 2025, the Company has recorded $1.0 million in prepaid expenses and $1.9 million in accrued liabilities related to its research and development activities. If the estimates are too high or too low by a factor of 10% this would mean that prepaid expenses would be over or understated by approximately $0.1 million, and accrued liabilities would be over or understated by approximately $0.2 million. On a combined basis, this could mean an increase or decrease in research and development expenses by approximately $0.3 million. To date, there have been no material differences between the estimates of such expenses and the amounts actually incurred.

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

Updated share information

As of November 7, 2025, we had 2,552,429 Common Shares issued and outstanding. In addition, there were 37,370 Common Shares issuable upon the exercise of outstanding stock options and there were 1,267,585 Common Shares issuable upon the exercise of the outstanding warrants.

ITEM 3 – QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide this information.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of our fiscal quarter ended September 30, 2025, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of our fiscal quarter ended September 30, 2025, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments, specifically with regard to warrants.

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

As of September 30, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of September 30, 2025, our internal control over financial reporting were not effective based on those criteria. We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Securities Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than with respect to the remediation efforts in connection with the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
our risk of not being able to meet the continued listing requirements of the TSX and the risk of not being able to meet the listing requirements of Nasdaq as part of the Company's plan to relist on Nasdaq; and
•
one of our contract research organizations represented 35% of our accounts payable as of September 30, 2025. Subsequent to September 30, 2025, we paid $0.5 million and the amount owed as of the date of this filing is $1.4 million.

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
•
uncertainty regarding the Company's ability to raise additional capital, which raises substantial doubt about its ability to continue as a going concern without substantial financing.

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
101**

The following condensed consolidated interim financial statements from the Aptose Biosciences Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) statements of operations and comprehensive loss, (ii) balance sheets, (iii) statements of changes of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 2025.

APTOSE BIOSCIENCES INC.

By:	/s/ William G. Rice, Ph.D.
William G. Rice, Ph.D. President and Chief Executive Officer