Form 10-K
period 2025-12-31
Aptose Biosciences Inc.
filed 2026-03-31
CIK 882361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 31, 2026, the registrant had 2,552,429 Common Shares outstanding.

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

As used in this report, the terms “Aptose,” “Aptose Biosciences,” the “Company,” "the "Corporation," “we,” “us,” “our” and similar references refer to Aptose Biosciences Inc. (formerly known as Lorus Therapeutics Inc.) and our consolidated subsidiaries, and the term “Common Shares” refers to our common shares, no par value.

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

PART I.

Item 1. Business

Overview

Aptose is a science-driven clinical stage biotechnology company dedicated to developing and commercializing precision medicines that address unmet clinical needs in oncology, with an initial focus on hematology. The Company’s small molecule cancer therapeutics pipeline includes products designed to deliver single-agent efficacy and to boost the effectiveness of other anti-cancer therapies and regimens without overlapping toxicities. The Company’s executive offices are located in San Diego, California, and its head office is based in Toronto, Canada.

Proposed Plan of Arrangement

On November 18, 2025, the Company entered into a definitive arrangement agreement (the “Arrangement Agreement”) with Hanmi Pharmaceutical Co. Ltd. ("Hanmi") and HS North America Ltd., a wholly owned subsidiary of Hanmi (“Hanmi Purchaser” and together with Hanmi, the "Hanmi Purchasers") pursuant to a plan of arrangement of the Company under the Canada Business Corporations Act (the "Arrangement") whereby Hanmi Purchaser will acquire all of the issued and outstanding common shares of the Company ("Common Shares") that are not currently owned or controlled by the Hanmi Purchasers or their respective affiliates. Pursuant to the Arrangement, each shareholder of the Company will receive an amount in cash equal to C$2.41 for each common share of the Company held by such shareholder. All incentive securities and warrants of the Company, whether vested or unvested, outstanding on the effective date of the Arrangement shall be deemed (i) cancelled and/or (ii) surrendered and cancelled and each holder of options, RSUs or warrants shall cease to be a holder of such options, RSUs or warrants. Following the completion of the Arrangement, the Company’s securities will be delisted from the Toronto Stock Exchange.

On February 23, 2026, the Arrangement Agreement was amended and restated to among other things, extend the outside date for completing the Arrangement from March 15, 2026 to June 30, 2026 (the amended and restated Arrangement Agreement is referred to as the Arrangement Agreement). On March 31, 2026, shareholders of the Company approved the Arrangement at a special meeting of shareholders held for such purpose. In connection with the Arrangement, the Company will continue from the Canada Business Corporations Act to the Business Corporations Act (Alberta). The Arrangement is expected to close in the first half of 2026, subject to the satisfaction of customary closing conditions.

We expect to devote significant time and resources to the completion of the transactions contemplated by the Arrangement Agreement. However, there are no assurances when or if the Arrangement will be completed. The completion of the Arrangement is subject to the satisfaction or waiver of a number of conditions as set forth in the

Arrangement Agreement, including, among others (i) approval of the Arrangement Agreement by the shareholders of the Company, (ii) obtaining certain regulatory and governmental approvals, and (iii) the absence of legal restraints prohibiting the completion of the Arrangement. While the Aptose Board of Directors unanimously recommends voting FOR the Arrangement, there can be no assurance as to when these conditions will be satisfied or waived, if at all, or that other events will not intervene to delay or result in the failure to close the Arrangement. A substantial delay in obtaining satisfactory approvals or the imposition of unfavorable terms or conditions in any government or regulatory approvals could have an adverse effect on the business or financial condition of the Company. In addition, if for any reason the conditions to the Arrangement are not satisfied or waived or if the Arrangement is not completed for any reason, the Company’s ongoing business and financial results may be adversely affected, the market price of the Company’s common shares may be adversely affected, and the Company may need to consider insolvency.

Our Programs

We are advancing oral targeted agents to treat life-threatening hematologic cancers that require immediate treatment. We have one clinical-stage oral kinase inhibitor under active development for the treatment of hematologic malignancies: tuspetinib (HM43239). Two other molecules, luxeptinib (CG-806) and APTO-253, are not undergoing active clinical development at this time and will not be discussed further.

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

Tuspetinib-based triple drug (triplet) frontline combination therapy (tuspetinib + the BCL-2 inhibitor venetoclax + the hypomethylating agent azacitidine; TUS+VEN+AZA) currently is being investigated in newly diagnosed AML patients in the Phase 1/2 TUSCANY clinical study. Aptose has reported data from the 40, 80, 120, and 160 mg TUS cohorts that have demonstrated safety, complete remissions (CRs) and minimal residual disease (MRD) negativity across patients with diverse mutations, including patients with difficult-to-treat mutations in TP53, RAS and FLT3 genes.

The clinical development path with the tuspetinib-based TUS+VEN+HMA triplet combination therapy in newly diagnosed AML patients began with demonstration of safety and activity of tuspetinib as a single agent ("TUS") and then with the TUS+VEN doublet combination therapy in relapsed or refractory ("R/R") AML patients in whom frontline therapies have previously failed.

Tuspetinib monotherapy dose escalation and dose exploration activities have been completed as part of an international Phase 1/2 clinical trial designed to assess safety, tolerability, pharmacokinetics, pharmacodynamic responses, and efficacy of TUS as a single agent in patients with R/R AML. Complete responses (“CRs”) without dose limiting toxicities were achieved at four dose levels across a broad diversity of mutationally-defined AML populations and with a highly favorable safety profile. Tuspetinib monotherapy to date has demonstrated a favorable safety profile and has caused no drug-related QTc prolongations, liver or kidney toxicities, muscle damage, differentiation syndrome, and no myelosuppression with continuous dosing of patients in remission. A recommended phase 2 dose ("RP2D") of 80 mg tuspetinib once daily as an oral tablet was selected and approved by the U.S. FDA for use as a single agent in patients with R/R AML. At the RP2D, tuspetinib demonstrated notable response rates in R/R AML patients that had never been treated with venetoclax (VEN-naive AML): CR/CRh=36% among all-comers, CR/CRh=50% among patients with mutated FLT3, and CR/CRh=25% in patients with wildtype FLT3.

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

Based on the safety and efficacy profile of tuspetinib, we believe that tuspetinib, if approved, could 1) become the preferred kinase inhibitor for inclusion in triplet combination for front line AML patients with wild type FLT3 and with difficult-to-treat patients harboring mutations in the FLT3, RAS or TP53 genes, 2) become the preferred kinase inhibitor for inclusion in combination with venetoclax for second line AML patients, 3) serve as an effective agent for maintenance therapy to prevent relapse in patients who achieved a complete remission through a stem cell transplant or through drug-based therapy, 4) serve as an effective agent for the treatment of third line FLT3 mutated patients failed by prior therapy with other FLT3 inhibitors and 5) serve in front line triplet combinations, second line doublet combinations, and maintenance therapy for hr-MDS patients. These beliefs related to the potential commercial opportunity are based on management’s current assumptions and estimates, which are subject to change, and there can be no assurance that tuspetinib will ever be approved or successfully commercialized and, if approved and commercialized, that it will ever generate significant revenues. See our “Risk Factors – “We are an early-stage development company with no revenues from product sales.” and “We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.” in this Annual Report on Form 10-K.

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

Latest Clinical Update and Program Status

On December 6, 2025, Aptose presented additional data from the ongoing TUSCANY trial of tuspetinib in combination with venetoclax and azacitidine (TUS+VEN+AZA) in a poster at the 67th American Society of Hematology (ASH) Annual Meeting in Orlando, Florida. Aptose reported that the TUS+VEN+AZA triplet frontline therapy shows high efficacy and MRD-negative remissions in newly diagnosed AML patients with diverse mutations. They also highlighted that safety remains a key feature of TUS-based therapies, with a 100% response rate (CR/CRh) at the higher dose levels (80 and 120 mg TUS). Complete responses (CR/CRh) were observed in FLT3 wildtype patients, who make up about 70% of AML cases, and also in AML patients with TP53/complex karyotype, RAS, and MDS-related mutations.

Key Messages included:

•
In newly diagnosed AML patients, TUS+VEN+AZA shows promising safety, tolerability and resilient efficacy, including MRD-negative remissions across a broad mutational spectrum
•
High quality clinical responses (CR/CRh):
o
90% across 40, 80 and 120 mg dose levels
o
100% at the higher 80 mg and 120 mg dose levels
o
Observed in FLT3-WT, FLT3-ITD, and NPM1c genetic subgroups
o
Observed in biallelic TP53/complex karyotype and RAS adverse genetic subgroups
o
Observed in AML with MDS-related mutations
•
MRD negativity: 78% by central flow cytometry in responding subjects

•
TUS targets VEN resistance mechanisms; inhibits kinase-driven abnormal signaling
•
Two subjects transitioned to stem cell transplantation, and both returned for TUS maintenance
•
TUS+VEN+AZA triplet therapy was well tolerated with no dose-limiting toxicities (DLTs) across all evaluable TUS dose levels
o
No DLTs including no prolonged myelosuppression for subjects in remission in Cycle 1
o
No drug-related deaths, differentiation syndrome, QTc prolongation, or CPK elevation reported
o
8/10 evaluable subjects experienced red cell and platelet transfusion independence for > 8 weeks after their best response
o
Febrile neutropenia was reported in 2 subjects (16.7%), with 1 subject related to TUS
•
At the recently enrolled 160 mg dose level, preliminary findings show patients achieving early blast clearance with MRD-negativity and formal responses in the first few weeks of treatment (not included in poster data cut)

On October 16, 2025, Aptose announced that Tuspetinib exceeded expectations when combined with standard of care treatment across diverse populations of newly diagnosed AML patients. Aptose announced that data from the ongoing TUSCANY trial of tuspetinib in combination with venetoclax and azacitidine (TUS+VEN+AZA) were presented in a poster presentation, entitled “TUSCANY Study of Safety and Efficacy of Tuspetinib plus Standard of Care Venetoclax and Azacitidine in Study Participants with Newly Diagnosed AML Ineligible for Induction Chemotherapy,” at the European School of Haematology (ESH) 7th International Conference on Acute Myeloid Leukemia “Molecular and Translational”: Advances in Biology and Treatment, being held from October 16-18, 2025 in Estoril, Portugal. Data to date from 10 patients in the TUSCANY trial across all three cohorts, 40 mg, 80 mg or 120 mg TUS dose in TUS+VEN+AZA, reveal promising clinical safety and antileukemic activity and support the use of TUS with standard of care treatment across a broad range of AML populations, including those carrying adverse mutations regardless of FLT3 mutation status.

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
•
Overall, TUS+VEN+AZA CR/CRh responses were observed in 9/10 (90%) patients.
•
7 of 8 (88%) CR/CRh responses in FLT3 wildtype AML, representing 70% of AML population.
•
TUS+VEN+AZA MRD-negativity noted in 7/9 (78%) responding patients by central flow cytometry.
•
CR/CRh responses achieved across diverse mutational subtypes, including: unmutated FLT3, FLT3-ITD, NPM1c, biallelic TP53 with complex karyotype, RAS, and myelodysplasia-related mutations.
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
•
Three patients with unmutated (wild-type) FLT3 (FLT3-WT) completed Cycle 1 of treatment with no dose-limiting toxicities (DLTs) or TUS dose adjustments.
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
•
Three patients with unmutated (wild-type) FLT3 (FLT3-WT) completed Cycle 1 of treatment with no dose-limiting toxicities (DLTs) and no dose adjustments.
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
•
Pharmacokinetic (PK) analyses for TUS show that plasma levels are unaffected by the addition of AZA, providing predictability and avoiding the need for dose adjustments due to PK interactions.

On January 20, 2025, Aptose announced that the CSRC monitoring Aptose’s Phase 1/2 TUSCANY trial of tuspetinib in combination with standard of care dosing of venetoclax and azacitidine (TUS+VEN+AZA triplet) has unanimously approved escalating from 40 mg TUS to 80 mg TUS based on its favorable review of data from the first four patients in the trial. No significant safety concerns or dose limiting toxicities (DLTs) have been reported, including no prolonged myelosuppression of subjects in remission. All four subjects treated in the 40 mg cohort remain on study while enrollment is open for the 80 mg cohort.

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
TUS Shown to Target VEN Resistance Mechanisms and Retain Activity on VEN-Resistant AML Cells in Preclinical Study
•
Tuspetinib + Venetoclax + Azacitidine (TUS+VEN+AZA) Triplet Trial to Treat Newly Diagnosed AML Patients; Clinical Sites Being Activated

Our APTIVATE clinical trial of Tuspetinib as a monotherapy (TUS) and in combination treatment with Venetoclax (TUS+VEN) in a very ill AML patient population, yielded excellent and consistent safety findings and demonstrated clinical activity across a broad range of AML – including many with highly adverse genetic mutations. These findings supported the advancement of Tuspetinib as an ideal third agent to add to a venetoclax and hypomethylating agent regimen for the frontline treatment of Newly Diagnosed AML patients. Conclusions from the clinical poster, entitled “Safety and Efficacy of Tuspetinib as Monotherapy and Combined with Venetoclax in a Phase 1/2 Trial of Patients with Relapsed or Refractory (R/R) Acute Myeloid Leukemia” include:

•
Extensive dose exploration was performed with TUS (93 patients) and TUS+VEN (79 patients) in highly treatment-experienced R/R AML patients (prior VEN, FLT3i, HMA, chemotherapy, HSCT)
•
TUS monotherapy achieved complete remissions at 40, 80, 120, and 160 mg with no DLT, achieved a 42% CRc and 50% ORR in VEN naïve and FLT3-mutation harboring patients, and achieved responses in patients harboring highly adverse genetics (TP53MUT, RASMUT, other)
•
TUS+VEN Doublet remained safe and well tolerated (40mg TUS + 400mg VEN | 80mg TUS + 400mg VEN), and achieved bone marrow blast reductions and responses among diverse R/R AML patients with adverse mutations and prior failure of VEN
•
TUS targets known VEN resistance mechanisms in vitro and is clinically active in both FLT3MUT & FLT3WT R/R AML populations even after prior VEN exposure.

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

On March 26, 2024, Aptose announced that more than 170 patients to date received TUS alone or in combination with the BCL-2 inhibitor venetoclax (VEN) during the Phase 1/2 clinical program in the very ill relapsed or refractory (R/R) AML patient population. At the single-agent 80 mg dose, TUS demonstrated a favorable safety profile and an impressive response rate among patients naive to VEN. The safety profile of TUS remained favorable when combined with VEN in R/R AML patients, and responses were observed in both patients naive to VEN and those who had failed prior VEN therapy. TUS avoids many typical toxicities observed with other agents and achieves broad activity across AML patients with a diversity of adverse genetic abnormalities.

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

Dr. Daver reported data from more than 100 relapsed/refractory patients from multiple international clinical sites, who had failed prior therapy and then were treated with TUS as a single agent or the TUS+VEN doublet. Both TUS and the TUS+VEN doublet delivered multiple composite complete remissions ("CRc") in this very ill AML population, while maintaining a favorable safety profile across all treated patients. The data demonstrated that tuspetinib as a single agent (TUS) is active and well tolerated in one of the most challenging and heterogeneous disease settings in oncology – relapsed and refractory AML. Tuspetinib demonstrated broad activity, including in patients with FLT3 wild-type AML (accounting for more than 70% of the AML population), FLT3-mutated AML, NPM1-mutated AML, and in patients with mutations historically associated with resistance to targeted therapy. Most notably, TUS targets VEN resistance mechanisms, enabling the TUS+VEN combination therapy to uniquely treat the very ill prior-VEN AML population, including both FLT3-mutant and FLT3-wildtype disease. From a broader perspective, the growing body of antileukemic activity and continued favorable safety profile support the advancement of tuspetinib as the TUS+VEN+HMA triplet combination therapy for the treatment of frontline newly diagnosed AML patients.

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

Clinical data from tuspetinib in AML was presented at the ASH Annual Meeting in December 2022 and during a Corporate Comprehensive Clinical Update Call held December 11, 2022. Data presented demonstrated that tuspetinib delivers single agent responses without prolonged myelosuppression or life-threatening toxicities in these very ill and heavily pretreated relapsed or refractory AML patients. Responses were observed in a broad range of mutationally-defined populations, including those with mutated forms of NPM1, MLL, TP53, NRAS, KRAS, DNMT3A, RUNX1, wild-type FLT3, ITD or TKD mutated FLT3, various splicing factors, and other genes. As of October 6, 2022, 60 heavily pretreated R/R AML patients were enrolled at multiple centers and treated at doses escalating from 20 mg to 200 mg, with further dose exploration at the 40 mg, 80 mg, 120 mg and 160 mg dose levels. Tuspetinib delivered multiple CRs at 40 mg, 80 mg, 120 mg and 160 mg dose levels in which no DLTs were observed. Tuspetinib demonstrated clinically meaningful benefit in all responders, by either bridging successfully to HSCT or leading to a durable response, as well as a favorable safety profile. In addition to 5 CRcs and 1 PR reported at ASH 2021, 4 new CRcs and 3 new PRs were generated in 2022. New responses during 2022 were achieved with 160 mg, 120 mg, 80 mg, and 40 mg. Among efficacy-evaluable patients treated with 80 mg, 120 mg, or 160 mg, response rates ranging from 19% to 75% were observed in specific genotypic subpopulations of R/R AML patients. Significant bone marrow leukemic blast reductions were observed broadly in FLT3+ and FLT3 wildtype patients across multiple dose levels, comparable to reported gilteritinib data, except that the patients treated with tuspetinib were more heavily pre-treated relapsed and refractory AML patients than those treated with gilteritinib. Vignettes of patient experiences highlight the potency and breadth of tuspetinib in delivering complete remissions across several mutationally defined populations with diverse adverse mutations. Tuspetinib continued to show a favorable safety profile with only mild AEs and no DLTs up to 160 mg per day, and no drug discontinuations from drug-related toxicity. No drug-related SAE, drug-related deaths, differentiation syndrome, AE of QT prolongation or DLT were observed through the 160 mg level. Tuspetinib avoids many of the typical toxicities observed with other tyrosine kinase inhibitors. We identified a safe therapeutic range with a broad therapeutic window, spanning the dose levels of 40, 80, 120 and 160 milligrams. We also announced that enrollment had been initiated in the APTIVATE expansion trial for monotherapy and drug combination therapy with tuspetinib. For the APTIVATE expansion trial, we selected 120 mg as the initiating single agent expansion dose and 80 mg as the initiating dose selected for combination with venetoclax.

On January 30, 2023, we announced the dosing of patients in the APTIVATE Phase 1/2 clinical trial of tuspetinib, and that another clinical response has been achieved by a R/R AML patient receiving 40 mg tuspetinib once daily orally in the original dose exploration trial, the second response at the recently launched low-dose 40 mg cohort. In addition, we elucidated a rationale for the superior safety profile of tuspetinib. While several kinase inhibitors require high exposures to elicit responses by nearly completely suppressing a single target, they often cause additional toxicity because they also extensively inhibit that target in normal cells. In contrast, tuspetinib simultaneously suppresses a small suite of kinase-driven pathways critical for leukemogenesis. Consequently, tuspetinib achieves clinical responses at lower exposures with less overall suppression of each pathway, thereby avoiding many toxicities observed with competing agents

Concurrent with the European Hematology Association (EHA) Annual Congress held June 8-11, 2023, Aptose held an interim clinical update webcast on June 10, 2023, to present highlights from the ongoing clinical development of tuspetinib. Aptose reported completion of the tuspetinib dose escalation and dose exploration Phase 1/2 trial in 77 R/R AML patients, tuspetinib demonstrated a favorable safety profile, and tuspetinib delivered monotherapy responses across four dose levels with no dose-limiting toxicity in mutationally diverse and difficult to treat R/R AML populations, including patients with highly adverse mutations that typically do not respond to monotherapy or combination therapy: TP53-mutated patients with a CR/CRh = 20% and RAS-mutated patients with a CR/CRh = 22%. Aptose also reported completion of a successful End of Phase 1 Meeting with the US FDA for tuspetinib, that a monotherapy RP2D was selected as 80mg daily, and that all development paths remain open, including the single arm accelerated path. Following completion of the dose escalation and dose exploration phases of the Phase 1/2 clinical program, Aptose focused attention on the tuspetinib APTIVATE expansion trial. The APTIVATE trial sought to identify patient populations that may serve as development paths for R/R AML patients sensitive to the TUS+VEN doublet and that can support accelerated and full approvals. We reported that patient enrollment in the APTIVATE expansion trial has been brisk and preliminary CR activity had already been reported in patients receiving the TUS+VEN doublet who previously failed therapy with venetoclax.

On October 29, 2023, Aptose presented two posters related to the clinical and preclinical activity of tuspetinib at the European School of Haematology 6th International Conference: Acute Myeloid Leukemia "Molecular and Translational": Advances in Biology and Treatment, held October 29-31, 2023, in Estoril, Portugal. Clinical findings included 1) data from the APTO-TUS-HV01 clinical trial (the "Food Effect Study") evaluating the pharmacokinetic (PK) properties of tuspetinib in healthy human volunteers in which tuspetinib was administered with or without food, and 2) from an international Phase 1/2 study of tuspetinib as a single agent and in combination with venetoclax in patients with R/R AML from across clinical centers in the United States, South Korea, Spain, Australia and other sites. Data from the Food Effect Study in healthy human volunteers demonstrated tuspetinib can be administered with or without food and foresee no clinically meaningful difference in exposure. This is an important finding for patient convenience, as venetoclax is dosed with food and tuspetinib can now be simultaneously administered with the venetoclax rather than require staggered dosing. Findings from the Phase 1/2 clinical trial demonstrated tuspetinib as a single agent was well-tolerated and highly active among R/R AML patients with a diversity of adverse genotypes and delivered a 42% CR/CRh cross-evaluable venetoclax-naive patients at the 80mg daily RP2D. The TUS+VEN doublet has been well tolerated in the APTIVATE international Phase 1/2 expansion trial in R/R AML patients and achieved multiple responses in patients who previously failed venetoclax ("Prior-VEN failure AML"), including Prior-VEN failure patients who also previously failed FLT3 inhibitors, all of whom represent emerging populations of high unmet medical need. Notably, tuspetinib targets mechanisms of venetoclax resistance that may re-sensitize patients with prior venetoclax failure to venetoclax.

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

Tuspetinib (HM43239)

In November 2021, we licensed the exclusive rights to research, develop, and commercialize tuspetinib (the "Tuspetinib Licensing Agreement"). Under the terms of the Tuspetinib Licensing Agreement, Hanmi granted Aptose exclusive worldwide rights to tuspetinib for all indications. Aptose is now the exclusive licensee of the composition of matter and use patents covering tuspetinib, and tuspetinib analogs. Aptose believes that it now owns rights to a strong and defensive intellectual property position.

As of December 31, 2025, Aptose owned rights in 59 issued patents, including 4 issued U.S. patents, and 23 patents validated in European countries that are in force and cover the tuspetinib compound or analog compounds. These patents are expected to provide protection until 2038 through 2039. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for coverage of tuspetinib and analog compounds, with expected expiry dates between 2038 and 2044.

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

Employees

As of December 31, 2025, we employed 14 full-time persons in research and drug development and administration activities. Three of our employees hold Ph.D.s, one holds an M.D, and numerous others hold degrees and designations such as M.Sc., B.Sc., C.P.A., and M.B.A. To encourage a focus on achieving long-term performance, employees and members of the board of directors of the Company (the “Board”) have the ability to acquire an ownership interest in the Company through Aptose’s share option and alternative compensation plans.

The business of the Company requires personnel with specialized oncology skills and knowledge. Researchers must be able to design and implement studies to assess the efficacy of anticancer drugs. Specialized knowledge and skills relating to chemistry and formulation process development are also needed. Such knowledge and skills are needed to develop product-specific analytical methods and formulation processes. The Company’s business also requires clinical and regulatory expertise. The Company has trained scientists and personnel with broad experience in these fields.

None of our employees are unionized, and we consider our relations with our employees to be good.

Government Regulation

Overview

Our overall regulatory strategy is to work with the appropriate government departments that regulate the use and sale of therapeutic drug products. This includes the FDA in the United States, Health Canada in Canada, the European Medicines Agency (“EMA”) in Europe, and other local regulatory agencies with oversight of preclinical studies, clinical trials and marketing of therapeutic products. Where possible, we intend to take advantage of opportunities to accelerate the development of drugs designed to treat rare and serious or life-threatening diseases. We also intend to pursue priority evaluation of any application for marketing approval filed in Canada, the United States or the European Union and to file additional drug applications in other markets where commercial opportunities exist. We may not be able to successfully pursue these opportunities.

Regulations by government authorities in the United States, Canada, and the European Union are significant factors in guiding our current research and drug development activities. To clinically test, manufacture and market drug products for therapeutic use, we must be in compliance with guidance and regulations established by the regulatory agencies in the countries in which we currently operate or intend to operate.

The laws of most of these countries require the licensing of manufacturing facilities, carefully controlled research and the extensive testing of products. Biotechnology companies must establish the safety and efficacy of their new products in clinical trials; they must establish and comply with current good manufacturing practices ("cGMPs") for the manufacturing of the product and control over marketing activities before being allowed to market a product. The safety and efficacy of a new drug must be demonstrated through human clinical trials conducted in accordance with the guidance and regulations established by local and federal regulatory agencies.

The process of completing clinical trials and obtaining regulatory approval for a new drug takes several years and requires substantial resources. Once a new drug or product license application is submitted, regulatory agencies may not review it in a timely manner or approve the product. Even after a New Drug Application (“NDA”) submission has occurred and/or approval has been obtained, further studies, including post-marketing studies, may be required to provide additional data on the efficacy and safety necessary to confirm the approved indication or to gain approval for the use of the new drug as a treatment for clinical indications other than those for which the new drug was initially tested. Regulatory agencies also require post-marketing surveillance programs to monitor a new drug’s side effects, safety and long-term effects of the product. A serious safety or effectiveness problem involving an approved new drug may result in a regulatory agency mandating its withdrawal from the market and possible civil action. We may encounter such difficulties or high costs in securing the necessary approvals, which could delay or prevent us from manufacturing or marketing our products.

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

Approval of New Drugs in Canada

In Canada, the manufacture and sale of new drugs are controlled by Health Canada. New drugs must pass through several testing stages, including pre-clinical testing and human clinical trials. Pre-clinical testing involves testing the new drug’s chemistry, pharmacology and toxicology in vitro and in vivo. Successful results (that is, potentially valuable pharmacological activity combined with an acceptable level of toxicity) enable the developer of the new drug to file a clinical trial application to initiate clinical trials in humans.

To study a drug in Canadian patients, a clinical trial application submission must be filed with Health Canada. The clinical trial application submission must contain specified information, including the results of the pre-clinical tests completed at the time of the submission and any available information regarding use of the drug in humans. In addition, since the method of manufacture may affect the efficacy and safety of a new drug, information on manufacturing methods and standards and the stability of the drug substance and dosage form must be presented. Production methods and quality control procedures must be in place to ensure an acceptably pure product, essentially free of contamination and uniformity across all quality aspects.

In addition, all federally regulated trials must be approved and monitored by an independent committee of doctors, scientists, advocates and others to ensure safety and ethical standards, Institutional Review Boards (“IRBs”) or Ethics Review Boards (“ERBs”). The review boards study and approve all study-related documents before a clinical trial begins and also carefully monitor data to detect benefit or harm, and the validity of results.

Provided that Health Canada does not reject the clinical trial application and IRB or ERB approval has been obtained, clinical trials can begin. Clinical trials for product candidates in Canada, as in the United States, are generally carried out in three phases. Phase 1 involves studies to evaluate toxicity and ideal dose levels in healthy humans. The new drug is administered to human patients who have met the clinical trial entry criteria to determine pharmacokinetics, human tolerance and prevalence of any adverse side effects. Phases 2 and 3 involve therapeutic studies. In Phase 2, efficacy, dosage, side effects and safety are established in a small number of patients who have the disease or disorder that the new drug is intended to treat. In Phase 3, there are controlled clinical trials in which the new drug is administered to a large number of patients who are likely to receive benefit from the new drug. In Phase 3, the effectiveness of the new drug in patients is compared with that of standard accepted methods of treatment to provide sufficient data for statistical proof of safety and efficacy for the new drug.

If clinical studies establish that a new drug is safe and effective, the manufacturer submits a new drug submission application to Health Canada for marketing approval. The new drug submission contains all known information known about the new drug, including the results of pre-clinical testing and clinical trials. Information about a substance contained in a new drug submission includes its proper name, its chemical name, and details on its method of manufacturing and purification, and its biological, pharmacological, and toxicological properties. The new drug submission also provides information about the dosage form of the new drug, including a quantitative listing of all ingredients used in its formulation, its method of manufacture, manufacturing facility information, packaging and labeling, the results of stability tests, and its diagnostic or therapeutic claims and side effects, as well as details of the clinical trials to support the safety and efficacy of the new drug. Furthermore, for biological products, an on-site evaluation is completed to assess the production process and manufacturing facility. It is required prior to the issuance of a notice of compliance. All aspects of the new drug submission are critically reviewed by Health Canada. If a new drug submission is found satisfactory, a notice of compliance is issued permitting the new drug to be sold for the approved use. In Canada, an establishment license must be obtained prior to marketing the product.

Health Canada has a policy of prioritizing the evaluation of new drug submissions for all drugs intended for serious or life-threatening diseases for which no drug product has received regulatory approval in Canada and for which there is reasonable scientific evidence indicating that the proposed new drug is safe and may provide effective treatment.

An exception to the foregoing requirements relating to the manufacture and sale of a new drug is the limited authorization that may be available for the sale of new drugs for emergency treatment. Under the special access program, Health Canada may authorize the sale of a quantity of a new drug for human use to a specific practitioner for the emergency treatment of a patient under the practitioner’s care. Prior to authorization, the practitioner must supply Health Canada with information concerning the medical emergency for which the new drug is required, such data as is in the possession of the practitioner with respect to the use, safety and efficacy of the new drug, the names of the institutions at which the new drug is to be used and such other information as may be requested by Health Canada. In addition, the practitioner must agree to report to both the drug manufacturer and Health Canada the results of the new drug’s use in the medical emergency, including information concerning adverse reactions, and must account to Health Canada for all quantities of the new drug made available.

The Canadian regulatory approval requirements for new drugs outlined above are similar to those of other major pharmaceutical markets. While testing carried out in Canada is often acceptable for regulatory submissions in other countries, individual regulatory authorities may request supplementary testing during their assessment of any submission. Therefore, the clinical testing conducted under Health Canada authorization or the approval of regulatory authorities of other countries may not be accepted by regulatory authorities outside Canada or other countries.

Approval of New Drugs in the United States

In the United States, the FDA regulates and investigates the manufacturing, testing and sale of new drugs. New drugs require FDA approval of an NDA prior to commercial sale. For certain biological products, a Biological License Application (“BLA”) must be obtained prior to marketing and batch release. As in Canada, to obtain marketing approval, data from adequate and well-controlled human clinical trials, demonstrating to the FDA’s satisfaction a new drug’s safety and effectiveness for its intended use, are required. Data are generated in studies conducted pursuant to an investigational new drug (“IND”) submission, similar to that required for a clinical trial application in Canada. Clinical trials with human subjects are classified as Phase 1, Phase 2, Phase 3 or a combination thereof. In a marketing application, the manufacturer must also demonstrate the identity, potency, quality, and purity of the new drug's active ingredients, and the stability of those ingredients. Further, the manufacturing facilities, equipment, processes and quality controls for the new drug must comply with the FDA’s current cGMP regulations for drugs both in a pre-licensing inspection before product licensing and in subsequent periodic inspections after licensing. An establishment license grants the sponsor permission to fabricate, package, label, distribute, import, wholesale or test the newly approved drug.

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

The foregoing description summarizes the requirements for a new drug to be approved for marketing in North America. The EMA and the Japanese Pharmaceuticals and Medical Devices Agency are also important regulatory authorities in drug development. Together with the FDA, they are the three International Conference on Harmonization parties that oversee the three largest markets for drug sales.

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

William G. Rice, Ph.D., age 67, joined Aptose as Chairman, President and Chief Executive Officer in October 2013. Dr. Rice brings more than 25 years of C-level executive, operational, business development, financial, and R&D experience in the biotech industry to Aptose. Prior to joining Aptose, Dr. Rice served as the President, Chief Executive Officer and Chairman of the board of Cylene Pharmaceuticals, Inc., a private biotechnology company, from 2003 to 2013. Prior to Cylene, Dr. Rice was the founder, President, Chief Executive Officer and Director of Achillion Pharmaceuticals, Inc. from 1998 to 2003. He also served as Senior Scientist and Head of the Drug Mechanism Laboratory at the National Cancer Institute-Frederick National Laboratory for Cancer Research from 1992 to 1998 and served as a faculty member in the division of Pediatric Hematology and Oncology at Emory University School of Medicine from 1989 to 1992. Dr. Rice performed his postdoctoral training in the Division of Hematology/Oncology in the Department of Internal Medicine at the University of Michigan Medical Center, prior to which he earned his Ph.D. in Biochemistry from Emory University Department of Biochemistry.

Fletcher Payne, age 63, joined Aptose as Senior Vice President, Chief Business Officer, Chief Financial Officer (“CFO”) and Corporate Secretary in June 2022. With over 25 years of experience in the healthcare sector, Mr. Payne has held several CFO and senior management positions at biotech companies, as well as roles in finance and accounting. He has overseen legal, corporate development, and licensing functions. Throughout his career, he has successfully executed a diverse range of business transactions totaling more than $3.7 billion, with a focus on clinical testing, oncology, neurological conditions, and orphan disease indications. Mr. Payne most recently served as CFO of Syapse, where he successfully completed several financing transactions and oversaw the company’s accounting, finance, corporate development, and legal functions. Previously, he served as CFO at Catalyst Biosciences, a publicly traded biotech company. Mr. Payne has also held CFO roles and senior financial positions at CytomX Therapeutics, Plexxikon Inc., Rinat Neuroscience Corporation, Dynavax Technologies Corporation, and Cell Genesys, among others. He earned a Bachelor of Science in Finance from the Haas School of Business at the University of California, Berkeley.

Rafael Bejar, M.D, Ph.D., age 54, joined Aptose as Senior Vice President and Chief Medical Officer in January 2020. Dr. Bejar is an internationally recognized physician scientist with extensive research and clinical experience in the area of hematologic malignancies. Dr. Bejar joined Aptose from UC San Diego (“UCSD”) where he began working in 2012. He continues to serve at UCSD as an Associate Professor of Clinical Medicine, caring for patients and maintaining a research laboratory focused on translational studies of myeloid malignancies and also serves and is an independent consultant as an advisor and Chair of Independent Data Monitoring Committees for other pharmaceutical companies. At UCSD, he founded the MDS Center of Excellence and led the Hematology Disease Team from 2017 to 2019. There he has directed several clinical studies and served as an advisor for numerous companies including Celgene (now BMS), Takeda, AbbVie, Astex, Genoptix (now NeoGenomics), Keros, Servier, Geron, Forty Seven (now Gilead), PersImmune, Epizyme (now Ipsen) and Daiichi-Sankyo. Outside UCSD, Dr. Bejar sits on the Scientific Advisory Board for the MDS Foundation, is a prior member of the National Comprehensive Cancer Network

Guidelines Committee and has led projects for the International Working Group for MDS. He is frequently invited to speak at national and international meetings and has published articles in a variety of journals including The New England Journal of Medicine, Journal of Clinical Oncology, Leukemia (where he is an Associate Editor), Blood, and Blood Advances. Dr. Bejar completed his fellowship in the Massachusetts General Hospital Cancer Center/Dana-Farber Cancer Institute program and has been board certified in Internal Medicine, Hematology, and Oncology. He completed his internship in Internal Medicine at the University of Chicago followed by his residency at the Brigham and Women’s Hospital in Boston where he later served as a Medical Chief Resident and an Instructor in Hematology. He holds an M.D. degree and a Neuroscience Ph.D. from UCSD and a B.S. in Physics from MIT.

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

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law. We refer to such forward-looking statements and forward-looking information collectively as “forward-looking statements”. These statements relate to future events or future performance and reflect our expectations and assumptions regarding our growth, results of operations, performance and business prospects and opportunities. Such forward-looking statements reflect our current beliefs and are based on information currently available to us. In some cases, forward-looking statements can be identified by terminology such as “may”, “would”, “could”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K include, among others, statements regarding our future operating results, economic performance and product development efforts and statements in respect of:

•
the proposed Arrangement and its expected terms, benefits, timing and closing, including receipt of required approvals, and satisfaction of other customary closing conditions, and the anticipated timing thereof;
•
our ability to obtain the capital we require to fund research and operations and to continue as a going concern;
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

Risk Factor Summary

Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others:

•
possibility that the Arrangement will not be completed on the terms and conditions, or on the timing, currently contemplated, and that it may not be completed at all, due to a failure to obtain or satisfy, in a timely manner or otherwise;
•
the failure to complete the Arrangement, which could negatively impact the price of the Common Shares or otherwise affect the business of the Company;
•
the possibility that Aptose and Hanmi may be the targets of legal claims, securities class actions, derivative lawsuits and other claims and negative publicity related to the Arrangement;
•
the dedication of significant resources to pursuing the Arrangement and the restrictions imposed on the Corporation while the Arrangement is pending;
•
the uncertainty surrounding the Arrangement could adversely affect the Company’s retention of business partners and key employees;
•
the payment by the Company of an expense fee if the Arrangement Agreement is terminated in certain circumstances;
•
CCAA Plan if the Arrangement is not completed;
•
certain directors and executive officers of the Company may have interests in the Arrangement that may be different from, or in addition to, the interests of shareholders generally;
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

•
our broad discretion in how we use the proceeds of the sale of Common Shares, if any;
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

Risks Related to the Plan of Arrangement

There is no assurance when or if the Arrangement will be completed.

The completion of the Arrangement is subject to the satisfaction or waiver of a number of conditions as set forth in the Arrangement Agreement, including, among others (i) approval of the Arrangement Agreement by the shareholders of the Company, (ii) obtaining certain regulatory and governmental approvals, and (iii) the absence of legal restraints prohibiting the completion of the Arrangement. There can be no assurance as to when these conditions will be satisfied or waived, if at all, or that other events will not intervene to delay or result in the failure to close the Arrangement. A substantial delay in obtaining satisfactory approvals or the imposition of unfavorable terms or conditions in any government or regulatory approvals could have an adverse effect on the business or financial condition of the Company. In addition, if for any reason the conditions to the Arrangement are not satisfied or waived or if the Arrangement is not completed for any reason, the Company’s ongoing business and financial results may be adversely affected, the market price of the Common Shares may be adversely affected.

Failure to complete the Arrangement could negatively impact the market price of the Company's Common Shares and the Company's future business and financial results.

If the Arrangement is not completed for any reason, the Company’s ongoing business and financial results may be adversely affected. In addition, if the Arrangement is not completed, the Company will be subject to a number of additional risks, including the following:

•
Under the terms of the Arrangement Agreement, in certain circumstances, if the Arrangement is not completed by reason of certain circumstances attributable to the Company, the Company may be required to pay a termination fee;
•
The price of the Common Shares may decline to the extent that the current market price of the Common Shares reflects a market assumption that the Arrangement will be completed and that the related benefits will be realized, or as a result of the market’s perceptions that the Arrangement was not consummated due to an adverse change in the Company’s business or financial condition; and
•
Whether or not the Arrangement is completed, the pending Arrangement could adversely affect the Company’s operations because matters relating to the Arrangement require substantial commitments of time and resources by the Company’s management and employees which could otherwise have been devoted to other opportunities that may have been beneficial to the Company.

The Company cannot guarantee when, or whether, the Arrangement will be completed, that there will not be a delay in the completion of the Arrangement or that all or any of the anticipated benefits of the Arrangement will be obtained. If the Arrangement is not completed or is delayed, the Company may experience the risks discussed above which may adversely affect the Company’s business, financial results and share price.

The application of interim operating covenants may restrict the Company's ability to pursue certain opportunities.

Pursuant to the Arrangement Agreement, the Company has agreed to certain interim operating covenants intended to ensure that the Company carries on business in the ordinary course consistent with past practice, except as required or expressly authorized by the Arrangement Agreement or any applicable law. These operating covenants cover a broad range of activities and business practices. Consequently, it is possible that a business opportunity will arise that is out of the ordinary course or is not consistent with past practices, and that the Company will not be able to pursue or undertake the opportunity due to its covenants in the Arrangement Agreement.

Aptose and Hanmi may be the targets of legal claims, securities class actions, derivative lawsuits and other claims and negative publicity related to the Arrangement.

Aptose and Hanmi may be the target of lawsuits that could delay or prevent the Arrangement from being consummated or result in significant additional costs. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into an agreement to acquire a public company or to be acquired. Third parties may also attempt to bring claims against Aptose or Hanmi in an attempt to delay or block the consummation of the Arrangement or to seek other remedies, including additional monetary compensation. Even if the lawsuits are unsuccessful or meritless, significant financial resources and attention from management can be required to defend against these claims and proceedings may result in a delay to closing the Arrangement. Such proceedings, among other events, could also subject Aptose to negative press coverage or public scrutiny that could impact the ability of Aptose and Hanmi to consummate the Arrangement, as well as negatively impacting the Company’s existing business performance and operations.

Lawsuits that may be brought against Aptose, Hanmi or their respective directors which could seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Arrangement Agreement already implemented and to otherwise enjoin the parties from consummating the Arrangement. One of the conditions to the closing of the Arrangement is that no law (including injunction or judgments) is in effect that makes the Arrangement illegal or enjoins or prohibits Aptose or Hanmi from consummating the Arrangement. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Arrangement, that injunction may delay or prevent the Arrangement from being completed within the expected timeframe or at all, which may adversely affect Aptose’s and Hanmi’s respective business, financial position, results of operations and cash flows.

No Equity Interest in the Company Following the Arrangement

Following the Arrangement, shareholders of Aptose will no longer hold any of the Common Shares. Shareholders will forgo any future increase in value that might result from future growth and the potential achievement of the Company’s long-term plans, including, but not limited to, future royalty or related payments related to in-licensing of our product candidates

The Diversion of the Attention of Management

The pendency of the Arrangement could cause the attention of Management to be diverted from the day-to-day operations of the Company. These disruptions could be exacerbated by any delay in the completion of the Arrangement and could have an adverse effect on the business, operating results or prospects of the Company.

Parties with which we and Hanmi do business may experience uncertainty associated with the Arrangement, including with respect to current or future business relationships with us, Hanmi or the combined company. Our and Hanmi’s relationships may be subject to disruption as customers, suppliers and other persons with whom we and Hanmi have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or Hanmi, as applicable, or consider entering into business relationships with parties other than us or Hanmi. In addition, our current and prospective associates may experience uncertainty about their future roles, which might adversely affect our ability to attract and retain key personnel and key management and other employees may be difficult to retain or may become distracted from day-to-day operations because matters related to the Arrangement may require substantial commitments of their time and resources. These disruptions could have an adverse effect on the results of operations, cash flows and financial position of us, Hanmi or the combined company following the completion of the Arrangement, including an adverse effect on our ability to realize the expected benefits of the Arrangement. The risk, and adverse effect, of any disruption could be exacerbated by a delay in the completion of the Arrangement or the termination of the Arrangement Agreement.

Uncertainty Surrounding the Arrangement

The Arrangement is dependent upon satisfaction of various conditions, and as a result, its completion is subject to uncertainty. In response to this uncertainty, the Company’s business and clinical trial partners may delay or defer decisions concerning the Company. Uncertainty surrounding the Arrangement could also adversely affect the retention of key employees of the Company. Any change, delay or deferral of those decisions by business and clinical partners and any loss of key employees could negatively impact the Company’s business, operations and prospects, regardless of whether the Arrangement is ultimately completed.

The Company will incur costs and may have to pay an Expense Fee.

Certain costs relating to the Arrangement, such as certain legal, accounting and financial advisor fees, must be paid by the Company even if the Arrangement is not completed. If the Arrangement is not completed for certain reasons, the Company may also be required to pay an expense fee of C$300,000 to Hanmi. If the Company is required to pay this expense fee, the financial condition and ability of the Corporation to fund current operations could be materially adversely affected.

CCAA Plan in the Event Arrangement is not Completed

If the Arrangement Agreement is terminated in certain circumstances, the Corporation will be required to immediately implement the Alternative CCAA Proceedings (as such term is defined in the Arrangement Agreement). In the event that the Company commences Alternative CCAA Proceedings, shareholders of the Company may not be entitled to receive any consideration on their Common Shares.

Certain directors and executive officers of the Company may have interests in the Arrangement that may be different from, or in addition to, the interests of Shareholders generally.

Certain directors and officers of the Company may have interests in the Arrangement that may be different from, or in addition to, the interests of shareholders generally, including, but not limited to, the receipt of certain bonuses upon the completion of the Arrangement, indemnification and insurance coverage and golden parachute compensation.

Risks Related to our Business

There is substantial doubt that we can remain a going concern over the next twelve months.

As of the filing date, the Company does not have sufficient liquidity to fund operations and relies on advances made by Hanmi. In order for the Company to meet its capital requirements, and continue to operate, additional financing will be necessary. The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, and restructuring of operations to decrease expenses. However, given the challenges in the U.S. and global financial markets, that may impact the Company's ability to raise financing in the capital markets, the Company may be unable to access further equity when needed, if at all. As the Company is primarily pursuing one compound that is licensed from a related party with significant licensing payments who will have influence on the Company, other investors may not be willing to invest in the Company. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The consolidated financial statements do not reflect any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. Such adjustments may be material. (See footnote 2.(b) Basis of presentation - Going Concern.)

We are an early-stage development company with no revenues from product sales.

We are at an early stage of development. None of our potential products have obtained regulatory approval for commercial use and sale in any country, and as such, no revenues have resulted from product sales. Significant additional investment will be necessary to complete the development of any of our product candidates. Preclinical and clinical trial work must be completed before our potential products could be ready for use within the markets that we have identified. We may fail to develop any products, obtain regulatory approvals, enter or complete clinical trials or commercialize any products. We do not know whether any of our potential product development efforts will prove to be effective, meet applicable regulatory standards, obtain the requisite regulatory approvals, be capable of being manufactured at a reasonable cost or be accepted in the marketplace and assuming the Arrangement is completed, whether Hanmi will continue these development efforts and whether their development plans are consistent with ours.

The product candidate we are currently developing is not expected to be commercially viable for at least the next several years, and we may encounter unforeseen difficulties or delays in commercializing this product candidate. In addition, our potential products may not be effective or may cause undesirable side effects. In addition, if the Arrangement is completed, there is no guarantee that the integration efforts with Hanmi will be successful and whether those efforts will result in delays or changes to the development strategy.

Our product candidates require significant funding to reach regulatory approval assuming positive clinical results. We are currently conducting Phase 1 clinical trials with our lead product candidate, tuspetinib. Significant additional capital will be necessary to complete the Phase 1 clinical trials, and if required, Phase 2 or Phase 3 clinical trials. Such funding for our product candidates may be difficult, or impossible to raise in the public or private markets or through partnerships. If funding or partnerships are not readily attainable, the development of our product candidates may be significantly delayed or stopped altogether. The announcement of a delay or discontinuation of development of any of our product candidates could have a negative impact on our share price.

We need to raise additional capital.

If we are unable to complete the Arrangement, we will have an ongoing need to raise additional capital. As noted elsewhere in this Annual Report on Form 10-K, we do not have sufficient liquidity to support the Company's operations and rely on advances made by Hanmi. If the Arrangement is not completed, and we are unable to raise additional capital, we will be unable to continue our operations To obtain the necessary capital, we must rely on some or all of the following: additional share issuances, debt issuances (including promissory notes), collaboration agreements or corporate partnerships and grants and tax credits to provide full or partial funding for our activities. Additional funding may not be available on terms that are acceptable to us or in amounts that will enable us to carry out our business plan.

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

We may be impacted by business interruptions resulting from pandemics and public health emergencies, war and terrorism, geopolitical tensions, or natural disasters including earthquakes, typhoons, floods and fires. Any such event, or a fear of the foregoing, could adversely impact us by causing operating, manufacturing, supply chain, clinical trial and project development delays and disruptions, labor shortages, travel and shipping disruption or shutdowns. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.

We have not been profitable since our inception in 1986. We reported net losses of $25.5 million in the fiscal year ended December 31, 2025 and $25.4 million in the fiscal year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $566.4 million. We had negative shareholders' equity of $27.2 million as of December 31, 2025 (December 31, 2024, negative shareholders' equity of $4.5 million).

We have not generated any significant revenue to date and it is possible that we will never have sufficient product sales revenue (if any) to achieve profitability. We expect to continue to incur losses for at least the next several years as we or our collaborators and licensees pursue clinical trials, research and development efforts. To become profitable, we, either alone or with our collaborators and licensees, must successfully develop, manufacture and market our current product candidate tuspetinib, as well as continue to identify, develop, manufacture and market new product candidates. It is possible that we will never have significant product sales revenue or receive royalties on our licensed product candidates. If funding is insufficient at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities, or respond to competitive pressures.

We currently do not earn any revenues from our drug candidates and are therefore considered to be in the development stage. The continuation of our research and development activities and the commercialization of the targeted therapeutic products are dependent upon our ability to either (i) complete the Arrangement or (ii) successfully finance our operations and complete our research and development programs through a combination of equity financing and payments from strategic partners. We have no current sources of significant payments from strategic partners.

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

None of our product candidates have received regulatory approval for commercial use and sale in North America. We cannot market a pharmaceutical product in any jurisdiction until it has completed thorough preclinical testing and clinical trials in addition to that jurisdiction’s extensive regulatory approval process. Approval in one country does not assure approval in another country. In general, significant research and development and clinical studies are required to demonstrate the safety and efficacy of our product candidates before we can submit any applications for regulatory approval.

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

Our preclinical studies and clinical trials may generate negative results that will not allow us to move towards the commercial use and sale of our product candidates. Furthermore, negative preclinical or clinical trial results may cause our business, financial condition, or results of operations to be materially adversely affected. Our tuspetinib product candidate is currently being evaluated in Phase 1 studies, and is expected to undergo many years of testing and regulatory examinations prior to any potential regulatory approvals.

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

We cannot predict whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before us, which would impair our ability to successfully commercialize our product candidates and may harm our financial condition, results of operations and prospects. The completion of clinical trials for our products, including the tuspetinib clinical trial may be delayed for a number of reasons, including delays related, but not limited, to:

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

We contracted with multiple CMOs for the manufacture of tuspetinib and to supply the active ingredient and then drug product for our clinical trials. We pre-qualified CMOs to have the capacity, the systems and the experience to supply tuspetinib for our clinical trials. We have qualified the manufacturing facilities and the FDA has also performed site audits for our selected CMOs. Despite the efforts to prequalify CMOs, delays and errors may occur, and any such manufacturing failures, delays or compliance issues could cause delays in the completion of our clinical trial programs.

There can be no assurances that CMOs will be able to meet our timetable and requirements. We have contracted with alternate suppliers in the event our current CMOs are unable to scale up production, or if our current CMOs otherwise experience any other significant problems in the manufacture of tuspetinib. However, it is possible that all third-party manufacturing sources may experience failure or delays and may demand commercially unreasonable terms, which may lead to further delays in the development of our product candidates. Further, contract manufacturers must operate in compliance with cGMP and failure to do so could result in, among other things, the disruption of product supplies. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver products on a timely and competitive basis.

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

For tuspetinib in AML, examples of companies that have developed or are pursuing different therapies include AbbVie and Roche (VENCLEXTA), Agios/Servier (TIBSOVO), Arog (crenolanib), Astellas (XOSPATA), Celgene/BMS (IDHIFA), Curis (emavusertib), Daiichi Sankyo (quizartinib), Jazz (VYXEOS), Kronos Bio (lanraplenib), Kura (KO-539), Novartis (RYDAPT), Pfizer (MYLOTARG), Rigel (REZLIDHA), and Syndax (revumenib, SNDX-5613), among others.

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

Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter which we or our collaborators may be required to license in order to research, develop or commercialize tuspetinib. In addition, third parties may assert infringement or other intellectual property claims against us. An adverse outcome in these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third-parties or require us to cease or modify our use of the technology. If we are required to license third-party technology, a license under such patents and patent applications may not be available on acceptable terms or at all. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another’s proprietary technology. We may also need to bring claims against others who we believe are infringing our rights in order to become or remain competitive and successful. Any such claims can be time consuming and expensive to pursue.

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

We have licensed important portions of our intellectual property from Hanmi, and are subject to significant obligations under those license agreements.

The rights we hold under our license agreements with Hanmi is critical to our business.

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

If there is any conflict, dispute, disagreement or issue of non-performance between us and Hanmi regarding our rights or obligations under the respective license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations under such agreements, Hanmi may have a right to terminate the respective license. The loss of this license agreement could materially and adversely affect our ability to use intellectual property that could be critical to our drug discovery and development efforts, as well as our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected drug candidates or development programs.

Our business depends, in part, on our ability to use technology that we have licensed or will in the future license from third parties, and, if these licenses were terminated or if we were unable to license additional technology we may need in the future, our business will be adversely affected.

We currently hold licenses for certain technologies that are or may be critical to our current and subsequent product candidates. These include our exclusive license to develop and commercialize tuspetinib worldwide. This license is subject to termination in the event of a breach by us of the license, if we fail to cure the breach following notice and the passage of a cure period. We may need to acquire additional licenses in the future to technologies developed by others. Furthermore, future license agreements may require us to make substantial milestone payments. We may also be obligated to make royalty payments on the sales, if any, of products resulting from the license. The termination of a license or the inability to license future technologies on acceptable terms may adversely affect our ability to develop or sell our products.

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

If we cannot negotiate collaboration, license or partnering agreements, we may never achieve profitability and we may not be able to continue to develop our product candidates. Continuing Phase 1 and commencing Phase 2 and Phase 3 clinical trials for tuspetinib would require significant amounts of funding and such funding may not be available to us.

Risks Related to Our Common Shares

Our share price has been and is likely to continue to be volatile and an investment in our Common Shares could suffer a decline in value.

You should consider an investment in our Common Shares as risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. The market price of our Common Shares has typically been highly volatile and may continue to be volatile. This leads to a heightened risk of securities litigation pertaining to such volatility. Factors affecting our Common Share price include but are not limited to:

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

If the increased level of volatility and market turmoil that have marked recent years continue, our operations, business, financial condition and the trading price of our Common Shares could be materially adversely affected. Furthermore, general economic and geopolitical conditions may have a significant impact on us, including our ability to raise capital, our commercialization opportunities and our ability to establish and maintain arrangements with others for research, manufacturing, product development and sales.

Failure to meet the TSX's continued listing requirements could result in the delisting of our Common Shares, negatively impact the price of our Common Shares and negatively impact our ability to raise additional capital.

If we fail to satisfy the continued listing requirements of the TSX, the exchange may take steps to delist our Common Shares. A delisting would likely have a negative effect on the price of our Common Shares and would impair your ability to sell or purchase our Common Shares when you wish to do so.

Compliance with changing corporate governance regulations and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for companies such as ours. These laws, regulations and standards are subject to varying interpretations in some cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. If we fail to comply with these laws, regulations and standards, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our Common Shares.

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

United States investors in our Common Shares should be aware that we believe we are classified as a passive foreign investment company (“PFIC”) during the tax year ended December 31, 2024, and based on the nature of our business, the projected composition of our gross income and the projected composition and estimated fair market value of our assets, we expect to be a PFIC for the year ended December 31, 2025, and may be a PFIC in subsequent tax years. If the Company is a PFIC for any year during a United States shareholder’s holding period, then such United States shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” election (“QEF election”) or a “mark-to-market” election with respect to the Common Shares. A United States shareholder who makes a QEF election generally must report on a current basis its share of the Company’s net capital gain and ordinary earnings for any year in which the Company is a PFIC, whether or not the Company distributes any amounts to its shareholders. However, United States shareholders should be aware that we do not intend to satisfy record keeping requirements that apply to a qualified electing fund, and we do not intend to supply United States shareholders with information that such United States shareholders require to report under the QEF election rules, in the event that we are a PFIC and a United States shareholder wishes to make a QEF election. Thus, United States shareholders should assume that they will not be able to make a QEF election with respect to their Common Shares. A United States shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. Each United States shareholder should consult its own tax advisor regarding the United States federal, United States local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of our Common Shares.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Shares are currently traded on the Toronto Stock Exchange under the symbol “APS.”

As of March 31, 2026, there were approximately 9 shareholders of record of our Common Shares, which included Cede & Co., a nominee for Depository Trust Company, or DTC, and CDS & Co., a nominee for The Canadian Depository for Securities Ltd., ("CDS"). Common shares that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at either DTC or CDS, and are considered to be held of record by Cede & Co. or CDS & Co., each as one shareholder.

We currently intend to retain all future earnings, if any, for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our Common Shares in the foreseeable future.

Repurchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of 2025.

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

Aptose Biosciences Inc.

Overview

Aptose is a science-driven, clinical-stage biotechnology company dedicated to developing and commercializing precision medicines that address unmet clinical needs in oncology, with an initial focus on hematology. The Company's small molecule cancer therapeutics pipeline includes products designed to deliver single-agent efficacy and to boost the effectiveness of other anti-cancer therapies and regimens without overlapping toxicities. The company's executive offices are located in San Diego, California, and its head office is based in Toronto, Canada.

Proposed Plan of Arrangement

On November 18, 2025, the Company entered into a definitive arrangement agreement (the “Arrangement Agreement”) with Hanmi Pharmaceutical Co. Ltd. ("Hanmi") and HS North America Ltd., a wholly owned subsidiary of Hanmi (“Hanmi Purchaser” and together with Hanmi, the "Hanmi Purchasers") pursuant to a plan of arrangement of the Company under the Canada Business Corporations Act (the "Arrangement") whereby Hanmi Purchaser will acquire all of the issued and outstanding common shares of the Company ("Common Shares") that are not currently owned or controlled by the Hanmi Purchasers or their respective affiliates. Pursuant to the Arrangement, each shareholder of the Company will receive an amount in cash equal to C$2.41 for each common share of the Company held by such shareholder. All incentive securities and warrants of the Company, whether vested or unvested, outstanding on the effective date of the Arrangement shall be deemed (i) cancelled and/or (ii) surrendered and cancelled and each holder of options, RSUs or warrants shall cease to be a holder of such options, RSUs or warrants. Following the completion of the Arrangement, the Company’s securities will be delisted from the Toronto Stock Exchange.

On February 23, 2026, the Arrangement Agreement was amended and restated to among other things, extend the outside date for completing the Arrangement from March 15, 2026 to June 30, 2026 (the amended and restated Arrangement Agreement is referred to herein as the Arrangement Agreement). On March 31, 2026, shareholders of the Company approved the Arrangement at a special meeting of shareholders held for such purpose. In connection with the Arrangement, the Company will continue from the Canada Business Corporations Act to the Business Corporations Act (Alberta). The Arrangement is expected to close in the first half of 2026, subject to the satisfaction of customary closing conditions.

Business and Programs

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

Current standard of care treatment in the 1L setting for many newly diagnosed AML patients includes a doublet combination of venetoclax and a hypomethylating agent (VEN+HMA). Exploratory triplet therapies using current agents added to VEN+HMA have achieved notable response rates but are compromised because of toxicities and the limited activity across subpopulations of AML patients. In contrast, tuspetinib is a convenient, orally administered, once-daily kinase inhibitor that targets select kinases operative in AML and exerts broad activity across AML populations with adverse genetics. However, tuspetinib avoids kinases that typically cause toxicities associated with other kinase inhibitors and has demonstrated an excellent safety profile. These properties position tuspetinib as an ideal agent to add to the VEN+HMA backbone, creating a superior triplet (TUS+VEN+HMA) frontline therapy for newly diagnosed AML.

Aptose is currently conducting a Phase1/2 clinical trial to develop Tuspetinib in the TUS+VEN+HMA triplet drug combinations in newly diagnosed AML patients, and as the study enrolls patients, we have delivered and expect to continue to deliver important clinical data (CR and MRD negativity rates, safety, and survival) over the following 6 to 12 months. It was essential to understand the safety, tolerability, and response activities of tuspetinib as a single agent and as the TUS+VEN doublet combination before advancing to the TUS+VEN+HMA triplet. We therefore performed a clinical trial of TUS as a single agent in patients with relapsed or refractory (R/R) AML, then performed a trial of TUS+VEN doublet therapy in R/R AML patients, and have now advanced the TUS+VEN+HMA frontline therapy into newly diagnosed AML patients.

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

Tuspetinib

Indication and Clinical Trials:

Tuspetinib is an oral, highly potent, small molecule inhibitor of kinases operative in myeloid malignancies and known to be involved in tumor proliferation, resistance to therapy and differentiation. Preclinical in vitro and in vivo studies suggest that Tuspetinib may be an effective monotherapy and combination therapy in patients with hematologic malignancies, including AML. A U.S.-based Phase 1/2 clinical trial of the TUS+VEN+HMA triplet drug combinations in newly diagnosed AML patients is currently underway. An international Phase 1/2 clinical trial has been completed in patients with relapsed or refractory AML, in which patients received either TUS single agent or the TUS+VEN doublet. That study delivered evidence of robust clinical activity, including multiple complete responses in R/R AML patients with various disease genotypes, and no toxicity trends that prevented advancement of TUS into the TUS+VEN+AZA triplet clinical study.

The FDA granted orphan drug designation to tuspetinib for the treatment of patients with AML in October 2018. Orphan drug designation is granted by the FDA to encourage companies to develop therapies for diseases that affect fewer than 200,000 people in the United States. Orphan drug status provides research and development tax credits, an opportunity to obtain grant funding, exemption from FDA application fees and other benefits. The orphan drug designation also provides us with seven additional years of marketing exclusivity in this indication.

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

Program Updates at Recent Scientific Forums:

On December 6, 2025, Aptose presented additional data from the ongoing TUSCANY trial of tuspetinib in combination with venetoclax and azacitidine (TUS+VEN+AZA) in a poster at the 67th American Society of Hematology (ASH) Annual Meeting in Orlando, Florida. Aptose reported that the TUS+VEN+AZA triplet frontline therapy shows high efficacy and MRD-negative remissions in newly diagnosed AML patients with diverse mutations. They also highlighted that safety remains a key feature of TUS-based therapies, with a 100% response rate (CR/CRh) at the higher dose levels (80 and 120 mg TUS). Complete responses (CR/CRh) were observed in FLT3 wildtype patients, who make up about 70% of AML cases, and also in AML patients with TP53/complex karyotype, RAS, and MDS-related mutations.

Key Messages included:

•
In newly diagnosed AML patients, TUS+VEN+AZA shows promising safety, tolerability and resilient efficacy, including MRD-negative remissions across a broad mutational spectrum
•
High quality clinical responses (CR/CRh):
o
90% across 40, 80 and 120 mg dose levels
o
100% at the higher 80 mg and 120 mg dose levels

o
Observed in FLT3-WT, FLT3-ITD, and NPM1c genetic subgroups
o
Observed in biallelic TP53/complex karyotype and RAS adverse genetic subgroups
o
Observed in AML with MDS-related mutations
•
MRD negativity: 78% by central flow cytometry in responding subjects
•
TUS targets VEN resistance mechanisms; inhibits kinase-driven abnormal signaling
•
Two subjects transitioned to stem cell transplantation, and both returned for TUS maintenance
•
TUS+VEN+AZA triplet therapy was well tolerated with no dose-limiting toxicities (DLTs) across all evaluable TUS dose levels
o
No DLTs including no prolonged myelosuppression for subjects in remission in Cycle 1
o
No drug-related deaths, differentiation syndrome, QTc prolongation, or CPK elevation reported
o
8/10 evaluable subjects experienced red cell and platelet transfusion independence for > 8 weeks after their best response
o
Febrile neutropenia was reported in 2 subjects (16.7%), with 1 subject related to TUS
•
At the recently enrolled 160 mg dose level, preliminary findings show patients achieving early blast clearance with MRD-negativity and formal responses in the first few weeks of treatment (not included in poster data cut)

On October 16, 2025, Aptose announced that Tuspetinib exceeded expectations when combined with standard of care treatment across diverse populations of newly diagnosed AML patients. Aptose announced that data from the ongoing TUSCANY trial of tuspetinib in combination with venetoclax and azacitidine (TUS+VEN+AZA) were presented in a poster presentation, entitled “TUSCANY Study of Safety and Efficacy of Tuspetinib plus Standard of Care Venetoclax and Azacitidine in Study Participants with Newly Diagnosed AML Ineligible for Induction Chemotherapy,” at the European School of Haematology (ESH) 7th International Conference on Acute Myeloid Leukemia “Molecular and Translational”: Advances in Biology and Treatment, being held from October 16-18, 2025 in Estoril, Portugal. Data to date from 10 patients in the TUSCANY trial across all three cohorts, 40 mg, 80 mg or 120 mg TUS dose in TUS+VEN+AZA, reveal promising clinical safety and antileukemic activity and support the use of TUS with standard of care treatment across a broad range of AML populations, including those carrying adverse mutations regardless of FLT3 mutation status.

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
•
Overall, TUS+VEN+AZA CR/CRh responses were observed in 9/10 (90%) patients.
•
7 of 8 (88%) CR/CRh responses in FLT3 wildtype AML, representing 70% of AML population.
•
TUS+VEN+AZA MRD-negativity noted in 7/9 (78%) responding patients by central flow cytometry.
•
CR/CRh responses achieved across diverse mutational subtypes, including: unmutated FLT3, FLT3-ITD, NPM1c, biallelic TP53 with complex karyotype, RAS, and myelodysplasia-related mutations.
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
•
Three patients with unmutated (wild-type) FLT3 (FLT3-WT) completed Cycle 1 of treatment with no dose-limiting toxicities (DLTs) or TUS dose adjustments.
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
•
Three patients with unmutated (wild-type) FLT3 (FLT3-WT) completed Cycle 1 of treatment with no dose-limiting toxicities (DLTs) and no dose adjustments.
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
•
Pharmacokinetic (PK) analyses for TUS show that plasma levels are unaffected by the addition of AZA, providing predictability and avoiding the need for dose adjustments due to PK interactions.

On January 20, 2025, Aptose announced that the CSRC monitoring Aptose’s Phase 1/2 TUSCANY trial of tuspetinib in combination with standard of care dosing of venetoclax and azacitidine (TUS+VEN+AZA triplet) has unanimously approved escalating from 40 mg TUS to 80 mg TUS based on its favorable review of data from the first four patients in the trial. No significant safety concerns or dose limiting toxicities (DLTs) have been reported, including no prolonged myelosuppression of subjects in remission. All four subjects treated in the 40 mg cohort remain on study while enrollment is open for the 80 mg cohort.

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

Dr. Daver reported data from more than 100 relapsed/refractory patients from multiple international clinical sites, who had failed prior therapy and then were treated with TUS as a single agent or TUS+VEN. Both TUS and TUS+VEN delivered multiple composite complete remissions (CRc) in this very ill AML population, while maintaining a favorable safety profile across all treated patients. The data demonstrated tuspetinib is active and well tolerated in one of the most challenging and heterogeneous disease settings in oncology – relapsed and refractory AML. Tuspetinib demonstrated broad activity, including activity in patients with FLT3 wild-type AML (accounting for more than 70% of the AML population), FLT3 mutated AML, NPM1 mutated AML, as well as in patients with mutations historically associated with resistance to targeted therapy. Most notably, TUS targets VEN resistance mechanisms, enabling TUS+VEN uniquely to treat the very ill prior-VEN AML population, including both FLT3 mutant and FLT3 wildtype disease. From a broader perspective, the growing body of antileukemic activity and continued favorable safety profile support the advancement of tuspetinib in a TUS+VEN+HMA triplet for the treatment of frontline newly diagnosed AML patients.

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

On October 29, 2023, Aptose presented two posters related to the clinical and preclinical activity of tuspetinib at the European School of Haematology 6th International Conference: Acute Myeloid Leukemia "Molecular and Translational": Advances in Biology and Treatment, held October 29-31, 2023, in Estoril, Portugal. Clinical findings included 1) data from the APTO-TUS-HV01 clinical trial (the "Food Effect Study") evaluating the pharmacokinetic (PK) properties of tuspetinib in healthy human volunteers in which tuspetinib was administered with or without food, and 2) from an international Phase 1/2 study of tuspetinib as a single agent (TUS) and in combination with venetoclax in patients with R/R AML from across clinical centers in the United States, South Korea, Spain, Australia and other sites. Data from the Food Effect Study in healthy human volunteers demonstrated tuspetinib can be administered with or without food and foresee no clinically meaningful difference in exposure. This is an important finding for patient convenience, as venetoclax is dosed with food and tuspetinib can now be co-administered with venetoclax rather than in staggered dosing. Findings from the Phase 1/2 clinical trial demonstrated that tuspetinib, as a single agent, was well-tolerated and highly active among R/R AML patients with a diversity of adverse genotypes and delivered a 42% CR/CRh cross-evaluable venetoclax (VEN) naive patients at the 80mg daily RP2D. The TUS+VEN doublet has been well tolerated in the APTIVATE international Phase 1/2 expansion trial in R/R AML patients and achieved multiple responses in patients who previously failed venetoclax ("Prior-VEN failure AML"), including Prior-VEN failure patients who also previously failed FLT3 inhibitors, all of whom represent emerging populations of high unmet medical need. Notably, tuspetinib targets mechanisms of venetoclax resistance that may re-sensitize patients with prior failure to venetoclax.

Separate from the clinical studies, the preclinical study (entitled: “Tuspetinib Oral Myeloid Kinase Inhibitor Creates Synthetic Lethal Vulnerability to Venetoclax”) presented by Aptose during the ESH Conference investigated the effects of tuspetinib on key elements of the phosphokinome and apoptotic proteome in both parental and TUS-resistant AML cells. In parental cells, tuspetinib inhibits key oncogenic signaling pathways and shifts the balance of pro- and anti-apoptotic proteins toward apoptosis, suggesting that it may create vulnerability to venetoclax. In addition, acquired resistance in AML cells to tuspetinib generated an unusually high synthetic lethal vulnerability to venetoclax. Concurrent administration of TUS+VEN, therefore, may discourage the emergence of resistance to tuspetinib during treatment.

In conjunction with poster presentations at the ESH Conference, on October 30, 2023, Aptose held a “Clinical Update and KOL Data Review of AML Drug Tuspetinib” that was webcast and featured Dr. Naval Daver, MD, Professor, Director Leukemia Research Alliance Program, Department of Leukemia, The University of Texas MD Anderson Cancer Center, Houston, Texas. Dr. Daver is the lead investigator on Aptose’s APTIVATE trial and is recognized for significant achievements in developing novel AML treatments, including several combination therapies. Aptose presented data in 49 patients who received the TUS+VEN doublet, showing an overall response rate ("ORR") of 48% among all patients that had achieved an evaluable stage, as well as a 44% ORR among Prior-VEN failure AML patients, including FLT3-unmutated ("wildtype") patients (43% ORR) and FLT3-mutated patients (60% ORR), some of whom also had failed prior therapy with FLT3 inhibitors. The TUS+VEN doublet was well tolerated with no unexpected safety signals. The TUS+VEN doublet may serve the Prior-VEN failure R/R AML patients that represent a rapidly growing population that is highly refractory to any salvage therapy. The compelling data with the

TUS+VEN doublet in R/R AML patients suggest a TUS+VEN+HMA triplet may also serve the needs of frontline (1L) newly diagnosed AML patients.

Concurrent with the European Hematology Association (EHA) Annual Congress held June 8-11, 2023, Aptose held an interim clinical update webcast on June 10, 2023, to present highlights from the ongoing clinical development of tuspetinib. Aptose reported completion of the tuspetinib dose escalation and dose exploration Phase 1/2 trial in 77 R/R AML patients. Tuspetinib demonstrated a favorable safety profile, and tuspetinib delivered monotherapy responses across four dose levels with no dose-limiting toxicity in mutationally diverse and difficult to treat R/R AML populations, including patients with highly adverse mutations that typically do not respond to monotherapy or combination therapy: TP53-mutated patients with a CR/CRh = 20% and RAS-mutated patients with a CR/CRh = 22%. Aptose also reported completion of a successful End of Phase 1 Meeting with the US FDA for tuspetinib, that a monotherapy RP2D was selected as 80mg daily, and that all development paths remain open, including the single arm accelerated path. Following completion of the dose escalation and dose exploration phases of the Phase 1/2 clinical program, Aptose focused attention on the tuspetinib APTIVATE expansion trial. The APTIVATE trial is designed to identify patient populations sensitive to tuspetinib monotherapy that may serve as development paths for single-arm accelerated approval and to use the TUS+VEN doublet in R/R AML patients and identify patient populations of unmet need that are sensitive to the TUS+VEN doublet and can serve as development paths for accelerated and full approvals. We reported that patient enrollment in the APTIVATE expansion trial has been brisk and preliminary CR activity had already been reported in patients receiving the TUS+VEN doublet who previously failed therapy with venetoclax.

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

On January 30, 2023, Aptose announced dosing of patients in the APTIVATE Phase 1/2 clinical trial of tuspetinib, and that another clinical response has been achieved by a R/R AML patient receiving 40 mg tuspetinib once daily orally in the original dose exploration trial, the second response at the recently launched low-dose 40 mg cohort. In addition, Aptose elucidated a rationale for the superior safety profile of tuspetinib. While several kinase inhibitors require high exposures to elicit responses by near-complete suppression of a single target, those agents often cause additional toxicity because they also extensively inhibit that target in normal cells. In contrast, tuspetinib simultaneously suppresses a small suite of kinase-driven pathways critical for leukemogenesis. Consequently, tuspetinib achieves clinical responses at lower exposures with less overall suppression of each pathway, thereby avoiding many of the toxicities observed with competing agents.

Other Corporate Matters

Reverse Stock Split

On January 27, 2025, the Company held a Special Meeting of the shareholders of the Corporation (the “Meeting”). At the Meeting, shareholders voted in favor of an amendment to the Company’s Articles to, at the discretion of the Company’s board of directors (the “Board”), to effect a Reverse Stock Split, with the ratio within such range to be determined at the discretion of the Board. The Board approved 1-for-30 ratio on February 18, 2025. Our Common Shares commenced trading on a post-Reverse Stock Split basis at market open on February 26, 2025.

The par value and the authorized shares were not adjusted as a result of the Reverse Stock Split. All the Company’s issued and outstanding Common Shares, stock options and warrants have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

Nasdaq Notices

Nasdaq Private Placement Deficiency Requirement

On February 29, 2024, the Company received a deficiency letter (the "February 2024 Deficiency Letter") from the Nasdaq Listing Qualifications Department of the Nasdaq notifying the Company that the Company’s January 2024 private placement (the "Private Placement") of securities to Hanmi violated Nasdaq Listing Rule 5635(d) because the Company did not obtain shareholder approval prior to such issuance. Nasdaq stated that the Private Placement involved the issuance of more than 20% of the Company's issued and outstanding Common Shares at a discount to the Nasdaq official closing price on January 25, 2024, the date of the subscription agreement between the Company and Hanmi. The February 2024 Deficiency Letter had no immediate effect on the listing of the Company’s Common Shares. In accordance with the Nasdaq Listing Rules, the Company was given forty-five (45) calendar days, or until April 14, 2024, to submit a plan to regain compliance.

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

Nasdaq Minimum Bid Price requirement

On July 16, 2024, the Company received a deficiency letter (the “July 2024 Deficiency Letter”) from the Nasdaq, notifying the Company that, for the prior thirty consecutive business days, the closing bid price for the Company’s Common Shares was below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The July 2024 Deficiency Letter had no immediate effect on the listing of the Company’s Common Shares, and its Common Shares continued to trade on Nasdaq and the Toronto Stock Exchange (“TSX”) under the symbol “APS.” The Company’s listing on the TSX is independent and will not be affected by the Company’s Nasdaq listing status. The Company was given 180 calendar days, or until January 13, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 13, 2025, the bid price of the Company’s Common Shares closed at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq would have provided written confirmation that the Company regained compliance. If the Company did not regain compliance with the Minimum Bid Price Requirement by January 13, 2025, the Company may, at the discretion of Nasdaq, be afforded a second 180 calendar day period to regain compliance. To qualify for the extension, the Company was required to meet the continued listing requirements for the market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except the bid price requirement.

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

On March 14, 2025, Nasdaq confirmed that we had regained compliance with the Minimum Bid Price Requirement.

Nasdaq Equity Rule Requirement

On April 2, 2024, the Company received a letter (the “Notification Letter”) from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because the stockholders’ equity of the Company as of December 31, 2023, as reported in the Company’s Annual Report on Form 10-K, was below the minimum requirement of $2.5 million (the “Stockholders’ Equity Requirement”). The Notification Letter had no immediate effect on the Company's continued listing on Nasdaq, provided the Company complied with the other continued listing requirements. Pursuant to the Notification Letter, the Company had 45 calendar days to submit a plan to evidence compliance with the Rule (a “Compliance Plan”). The Company submitted the Compliance Plan on May 17, 2024, and received an extension to September 30, 2024 to regain compliance. As of September 30, 2024, the Company had not yet met the compliance requirement. Accordingly, on October 1, 2024, the Company received a staff determination letter stating that the Company did not meet the terms of the extension because it did not complete its proposed financing initiatives to regain compliance. On October 8, 2024, the Company requested an appeal and hearing of the determination, which automatically stayed Nasdaq’s delisting of the Company’s Common Shares pending the appeal panel’s decision, such hearing was scheduled for November 21, 2024. The Company submitted a revised plan to regain compliance on November 11, 2024 and on December 19, 2024, the Company announced that the panel granted the Company’s request for an extension to evidence compliance with all applicable criteria for continued listing on Nasdaq. On or before March 31, 2025, the Company was required to demonstrate compliance with the Rule requiring the Company to have met the Stockholders' Equity Requirement to continue its listing on Nasdaq.

As of March 31, 2025, the Company had not regained compliance with the Equity Rule. On March 31, 2025, the Company received a letter from the Nasdaq stating that because the Company did not regain compliance with the Equity Rule, Nasdaq determined to delist the Company's Common Shares from the Nasdaq, effective on April 2, 2025. The Company's Common Shares remain listed on TSX under the symbol "APS" and OTC under the symbol "APTOF". On July 1, 2025, Aptose announced it had been upgraded to list for trading on the OTCQB Market under the ticker “APTOF” and trading on OTCQB began July 1, 2025.

TSX Notification Regarding Continued Listing

On September 23, 2025, the Company received a letter from the TSX indicating that it is reviewing its eligibility for continued listing of its Common Shares on the TSX pursuant to Part VII of the TSX Company Manual (the "Manual"). The Company was granted 120 days to comply with all requirements for continued listing. If the Company cannot demonstrate that it meets all requirements set out in Part VII of the Manual on or before January 22, 2026, the Company's Common Shares would be delisted 30 days from such date.

In response to submissions made on behalf of the Company, on January 15, 2026, the Company received an additional letter from the TSX indicating that the Continued Listing Committee of the TSX had decided to defer its delisting decision until no later than March 23, 2026. If TSX determined to delist the securities, the TSX will also determine whether trading in the securities should be suspended or not.

In response to further submissions made on behalf of the Company, on March 18, 2026, the Company received another letter from the TSX indicating that the Continued Listing Committee of the TSX had decided to defer its delisting decision until no later than April 17, 2026. If TSX determines to delist the securities, the TSX will also determine whether trading in the securities should be suspended or not.

LIQUIDITY AND CAPITAL RESOURCES

We are an early-stage development company and we currently do not generate any revenues from our drug candidates. The continuation of our research and development activities and the commercialization of the targeted therapeutic products depend on our ability to successfully finance and complete our research and development programs through a combination of equity financing and payments from strategic partners. We currently have no significant sources of payments from strategic partners. We have fully utilized our advances in the amount of $8.5 million available under the Hanmi Facility Agreement and $11.9 million under the Amended Facility Agreement. However, on February 23, 2026, we and Hanmi entered into the Second Amended Facility Agreement, pursuant to which Hanmi provided an additional uncommitted facility for up to $11.1 million, administered through multiple advances for the purpose of the continued clinical development of tuspetinib and to fund our operations. Advances under the Second Amended Facility Agreement may be provided in one or more (but no more than six advances) until May 31, 2026. No single advance shall be for an amount in excess of $2.0 million or for an amount that is less than $0.5 million. Amounts outstanding pursuant to the Second Amended Facility Agreement are repayable in full on August 31, 2028. We have received a total of $2.0 million from all advances under the Second Amended Facility Agreement as of the date of this filing. It should be noted that the facility is uncommitted, and Hanmi may cancel availability under the Second Amended Facility Agreement at any time without notice, acting solely at its sole discretion. As of the filing date, we do not have sufficient cash to fund operations and rely on advances made by Hanmi.

Sources of liquidity:

The following table presents our cash, cash equivalents, restricted cash, restricted cash equivalents and working capital as of December 31, 2025 and 2024.

	Balances at December 31, 2025 (in thousands)	Balances at December 31, 2024 (in thousands)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$4,096	$6,707

Total current assets	$6,446	$9,530
Less: total current liabilities	(9,306)	(4,459)
Working capital	$(2,860)	$5,071

Working capital is a non-GAAP measure and primarily represents cash, cash equivalents, restricted cash and restricted cash equivalents, prepaid expenses and other current assets less current liabilities. This financial measure provides a fuller understanding of the Company’s capital available to fund future operations.

All our cash is maintained at high-credit quality institutions. We minimize the cash levels above the insurance levels required by the Federal Deposit Insurance Corporation and the Canada Deposit Insurance Corporation, with excess cash invested in short-term investments with leading financial institutions. Our short-term investments, maturing within 90 days and classified as cash and cash equivalents, consist of high-interest savings accounts.

Since our inception, we have financed our operations and technology acquisitions primarily through equity financing, proceeds from the exercise of warrants and stock options, advances made by Hanmi and interest income on funds held for future investment. Cash used for operating activities has primarily consisted of salaries and wages for management and employees, facility and facility-related costs for our offices, fees paid in connection with preclinical and clinical studies, licensing fees, drug manufacturing costs, laboratory supplies and materials, and professional fees. Given the early stage of our clinical trials, we do not expect to generate positive cash flow from operations in the foreseeable future. Negative cash flows are expected to continue until such time, if ever, that regulatory approval to commercialize any of our products under development is received and/or when royalty or milestone revenue from such products exceeds expenses.

We incurred a net loss of $25.5 million for the year ended December 31, 2025 and $25.4 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $566.4 million (December 31, 2024 - deficit of $541.0 million); cash, cash equivalents, restricted cash and restricted cash equivalents of $4.1 million (December 31, 2024 - $6.7 million); current assets less current liabilities of negative $2.9 million (December 31, 2024 - positive $5.1 million); and shareholders' deficit of $27.2 million (December 31, 2024 - shareholders' deficit of $4.5 million). Our cash needs for the twelve months subsequent to the issuance of these financial statements include estimates of the number of patients and rate of enrollment in our clinical trials, the amount of drug product we will require to support our clinical trials and general corporate overhead costs to support our operations. We have based these estimates on assumptions and plans that may change and could impact the magnitude and/or timing of operating expenses and our cash runway.

Management recognizes that in order to meet capital requirements and continue operations, additional financing will be necessary. We plan to raise additional funds to fund our business operations through debt or other financing activities. Management continues considering other options for raising capital including debt, through collaborations or reorganization to reduce operational expenses. However, given the decrease in the share price, the Company's delisting from Nasdaq, and the difficulty for micro-cap market companies, especially with market capitalizations under $100.0 million, to raise significant capital, we may be unable to access financing when needed. As such, there can be no assurance that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

Our ability to raise additional funds has been affected by adverse market conditions, the status of our product pipeline, delays in enrollment in our trial, and various other factors, and we may be unable to raise capital when needed, or on terms favorable to us. If debt or equity financing is unable to be secured, we may need to resort to other means of protecting our assets in the best interests of our shareholders, including foreclosure or forced liquidation and/or seeking creditors’ protection.

The conditions mentioned above raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may be necessary if we are unable to continue as a going concern; these types of adjustments could be material.

(i)
2025 Committed Equity Facility

On February 7, 2025, the Company and Keystone Capital Partners, LLC ("Keystone") entered into a purchase agreement (the "Purchase Agreement"), which provides that, subject to the terms and conditions set forth therein, the Company may sell to Keystone up to the lesser of (i) $25 million of the Common Shares and (ii) 19.99% of the Common Shares outstanding as of the date of the Purchase Agreement (subject to certain exceptions provided in the Purchase Agreement) (the “Total Commitment”), from time to time during the two- year term of the Purchase Agreement. Additionally, on February 7, 2025, the Company and Keystone entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of Common Shares that are issued to Keystone under the Purchase Agreement. Upon entering into the Purchase Agreement, the Company agreed to issue to Keystone an aggregate of 8,020 Common Shares (the “Commitment Shares”) as consideration for Keystone’s commitment to purchase Common Shares upon the Company’s direction under the Purchase Agreement. As the registration statement has not been declared effective by the SEC, the Commitment Shares have not been issued. The Company also agreed to pay Keystone up to $25,000 for its reasonable expenses under the Purchase Agreement.

(ii)
2025 At-The-Market Facility

On February 3, 2025 the Company and A.G.P./Alliance Global Partners (“AGP”) entered into a sales agreement whereby the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $1.0 million through AGP on Nasdaq (the “2025 ATM Facility”). Costs associated with the proceeds consist of 3% cash commission. During the period and up to February 12, 2025, the Company issued 137,000 Common Shares under the 2025 ATM Facility at an average price of $7.31 per share for gross proceeds of $1.0 million ($0.8 million net of share issuance costs).

(iii)
November 2024 Public Offering

On November 25, 2024, the Company completed a reasonable best efforts public offering (the “November 2024 Public Offering”) with participation from the Company's CEO and existing and new healthcare-focused investors for the purchase and sale of 1,333,333 Common Shares at a price of $6.00 per share and warrants to purchase up to 666,599 Common Shares (the “November 2024 Investor Warrants”). The November 2024 Investor Warrants have an exercise price of $6.00 per share, were exercisable immediately and will expire five years from the issuance date. In connection with the November 2024 Public Offering, the Company received aggregate gross proceeds of $8.0 million, before deducting placement agent fees and other offering expenses of approximately $1.1 million, consisting of placement agent fees of $0.6 million and professional fees of $0.5 million. Additionally, AGP, the lead placement agent engaged by the Company, received 53,333 warrants, each with an exercise price of $8.25 (the “AGP Warrants”). The AGP Warrants were exercisable immediately and will expire five years from November 25, 2024.

(iv)
September 2024 Common Share Issuance

On September 5, 2024, the Company held a Special Meeting of Shareholders pursuant to which shareholders voted to authorize, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of Common Shares underlying certain warrants in an amount equal to or in excess of 20% of its Common Shares outstanding immediately prior the issuance of such warrants pursuant to the June 2024 Registered Direct Offering. On September 11, 2024, the Company issued 68,500 Common Shares upon the exercise of 68,500 Pre-Funded Warrants for cash proceeds of $2,000 at an exercise price of $0.03 per Common Share.

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

In a concurrent private placement, Aptose issued unregistered series A warrants to purchase up to 128,500 Common Shares (“Series A Warrants”) and series B warrants to purchase up to 128,500 Common Shares (“Series B Warrants”), each at an exercise price of $34.50 per share. The Series A and Series B unregistered warrants became exercisable beginning on the effective date of shareholder approval of the issuance of the Common Shares issuable upon exercise of the Series A and Series B Warrants, which was obtained on September 5, 2024. The Series A Warrants expire five years from September 5, 2024, and the Series B Warrants expired on March 5, 2026.

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

(vi)
January 2024 Public Offering

On January 30, 2024, the Company completed a public offering (the “January 2024 Public Offering”) of 188,304 Common Shares, including 24,561 Common Shares issued pursuant to a full exercise by the underwriter, Newbridge Securities Corporation (“Newbridge”), of its over-allotment option at a purchase price of $51.30 per Common Share, for aggregate gross proceeds of $9.7 million, less cash transaction costs of $1.6 million. The Company also issued share purchase warrants underlying a total of 188,174 Common Shares to each investor who participated in the January 2024 Public Offering (the “January 2024 Investor Warrants”). Each January 2024 Investor Warrant has an exercise price of $51.30 per share and was exercisable immediately upon issuance. The January 2024 Investor Warrants will expire January 30, 2029.

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

Pursuant to the Company's plan to regain compliance with certain Nasdaq Listing Rules, on April 26, 2024, the Company amended its warrant agreement with Hanmi to prohibit the exercise of Hanmi warrants in excess of the Nasdaq 19.99% limitation (the "Nasdaq 19.99% Cap"), unless shareholder approval is first obtained to exceed the Nasdaq 19.99% Cap. Due to the modifications made, the warrants were classified as a liability on April 24, 2024, following the amendment of the Hanmi Warrants. After receiving shareholder approval on June 18, 2024, the Company reevaluated these warrants and determined that they met the criteria to be classified as equity. Consequently, the change in the fair value of the warrants, amounting to $0.7 million during the two-month period when the Hanmi Warrants were classified as liabilities, was recorded as other income in the consolidated statements of loss and comprehensive loss. This change is also reflected in the net loss and comprehensive loss and additional paid-in capital in the consolidated statements of changes in shareholders’ deficit.

(viii)
2023 Committed Equity Facility

On May 25, 2023, the Company and Keystone entered into a committed equity facility (the "2023 Committed Equity Facility"), which provides that, subject to the terms and conditions set forth therein, the Company may sell to Keystone up to the lesser of (i) $25.0 million of the Common Shares and (ii) a number of Common Shares equal to 19.99% of the Common Shares outstanding immediately prior to the execution of the 2023 Committed Equity Facility Agreement. Additionally, on May 25, 2023, the Company entered into a Registration Rights Agreement with Keystone, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of Common Shares that are issued to Keystone under the 2023 Committed Equity Facility. This registration statement became effective on June 30, 2023, and the 2023 Committed Equity Facility commencement date was July 12, 2023.

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

Since May 25, 2023 to April 2024, the time the 2023 Committed Equity Facility was terminated, the Company's issuance of Common Shares to Keystone consisted of an aggregate of 41,019 Common Shares at an average price of $68.10 per Common Share for aggregate gross cash proceeds of $2.8 million and 838 Commitment Shares.

From May 25, 2023 to the termination of the 2023 Committed Equity Facility, the Company recognized $0.2 million of financing costs associated with professional fees. In April 2024, the Company's issuances of Common Shares to Keystone reached the Total Commitment of the 2023 Committed Equity Facility, i.e., 19.99% of the Common Shares outstanding immediately prior to the execution of the 2023 Committed Equity Facility Agreement.

(ix)
2022 ATM Facility

On December 9, 2022, the Company entered into an equity distribution agreement pursuant to which the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $50 million through Jones Trading Institutional Services LLC on Nasdaq (the "2022 ATM Facility"). During the prior year up to May 30, 2024, the date on which the Company terminated the 2022 ATM Facility, the Company issued 2,717 Common Shares under the 2022 ATM Facility at an average price of $36.60 per share for gross proceeds of $100,000 (net of $121,000 of share issuance costs). Since inception to May 30, 2024, the Company raised a total of $2.1 million of gross proceeds ($2.0 million net of share issuance costs) under the 2022 ATM Facility. Costs associated with the proceeds consisted of a 3% cash commission.

Our ability to raise additional funds could be affected by adverse market conditions, the status of our product pipeline, and various other factors and we may be unable to raise capital when needed, or on terms favorable to us. If the necessary funds are not available, we may need to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates. As of the filing date, we do not have sufficient liquidity to support the Company's operations and rely on advances made by Hanmi.

Cash flows

The following table presents a summary of our cash flows for the years ended December 31, 2025 and 2024:

	For the Years Ended,
(in thousands)	December 31, 2025	December 31, 2024
Net cash (used in) provided by:
Operating activities	$(21,990)	$(35,977)
Investing activities	—	18
Financing activities	19,379	33,414
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(2,611)	$(2,545)

Cash used in operating activities

Our cash used in operating activities for the year ended December 31, 2025 and December 31, 2024 was $22.0 and $36.0 million, respectively, for a decrease of $14.0 million. This was primarily due to reduced operating expenses, as well as increases in accounts payable and accrued liabilities during the current year compared to decreases in accounts payable and accrued liabilities in the prior year. Our uses of cash for operating activities for both periods consisted primarily of salaries and wages for our employees, facility and facility-related costs for our offices, fees paid to contract research organizations and pass-through expenses paid in connection with clinical and pre-clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees. See "Results of Operations."

We do not expect to generate positive cash flow from operations in the foreseeable future. We continue to incur research and development costs, including costs related to preclinical testing, clinical trials, and manufacturing, as well as operating expenses associated with supporting these activities, and potential milestone payments to our collaborators. It is expected that negative cash flows will continue until such time, if ever, that we receive regulatory approval to commercialize any of our products under development and/or royalty or milestone revenue from such products exceeds expenses.

Cash flow from investing activities:

We did not have any cash flows from investing activities for the year ended December 31, 2025.

Our cash provided by investing activities for the year ended December 31, 2024 was $18,000, consisting of proceeds from the disposal of property and equipment, partially offset by the purchase of property and equipment.

Cash flow from financing activities:

Our cash flows from financing activities for the year ended December 31, 2025 was $19.4 million, consisting primarily of $18.6 million related to advances under the Hanmi Facility Agreements and $0.8 million from the issuance of shares under the 2025 ATM.

Our cash flows from financing activities for the year ended December 31, 2024 was $33.4 million, consisting primarily of $10.0 million from the proceeds of the loan payable to a related party, $6.9 million from the issuance of Common Shares under the November 2024 Public Offering, $4.0 million from the issuance of Common Shares under the June 2024 Registered Direct Offering, $8.1 million from the issuance of Common Shares under the January 2024

Public Offering, $3.7 million from the issuance of Common Shares under the Hanmi Private Placement and $0.6 million from the issuance of Common Shares under the 2023 Committed Equity Facility.

Contractual Obligations and Off-Balance Sheet Financing

As of December 31, 2025, we have not entered into any off-balance sheet arrangements.

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

On November 4, 2021, the Company entered into the Tuspetinib Licensing Agreement with Hanmi for exclusive global rights to its compound named tuspetinib. Under the Tuspetinib Licensing Agreement, the Company has maximum obligations for clinical development and global regulatory milestones totaling $64.5 million for the first potential clinical indication of tuspetinib, $34.0 million for the second indication, and $29.0 million for the third indication. The Company has maximum obligations for tiered global sales-based milestones totaling $280.0 million. The Company also has an obligation for tiered royalty payments on global sales of the commercialized product. The timing of any milestone or royalty payments that may become due is not yet determinable.

RESULTS OF OPERATIONS

A summary of the results of operations for the years ended December 31, 2025 and 2024 is presented below:

	Years ended December 31,
(in thousands, except per common share data)	2025	2024

Revenues	$—	$—
Research and development expenses	11,341	15,103
General and administrative expenses	13,382	11,154
Total other (expenses) income	(745)	827
Net loss and comprehensive loss	$(25,468)	$(25,430)
Net loss per common share, basic and diluted	$(10.41)	$(36.38)

Net loss for the year ended December 31, 2025 of $25.5 million increased slightly as compared with a net loss of $25.4 million for the year ended December 31, 2024. Components of net loss are presented below:

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

Our R&D expenses for the years ended December 31, 2025 and 2024 were as follows:

	Years ended December 31,
(in thousands)	2025	2024
Program costs – Tuspetinib	$7,900	$9,606
Program costs – Luxeptinib	313	422
Program costs – APTO-253	—	(19)
Personnel expenses	2,930	4,735
Stock-based compensation	198	346
Depreciation of property and equipment	—	13
	$11,341	$15,103

R&D expenses decreased by $3.8 million to $11.3 million for the year ended December 31, 2025 as compared to $15.1 million for the year ended December 31,2024. Changes to the components of our R&D expenses presented in the table above are primarily as a result of the following activities:

•
Program costs for tuspetinib decreased by $1.7 million to $7.9 million for the year ended December 31, 2025 compared to $9.6 million for the year ended December 31, 2024. The increased costs associated with the TUSCANY study were offset by a decrease in tuspetinib development expenses during the current year. This reduction is due to the conclusion of activities in our APTIVATE clinical trial during the current year as compared to higher APTIVATE activities during the prior year, as well as lower manufacturing and related development costs.
•
Program costs for luxeptinib decreased by approximately $0.1 million compared to the prior year. This reduction was primarily attributed to lower clinical trial and manufacturing activities.
•
The Company discontinued further clinical development of APTO-253.
•
Personnel-related expenses decreased by $1.8 million to $2.9 million for the year ended December 31, 2025 compared to $4.7 million in the prior year. The decrease was primarily due to lower headcount for research and development personnel in 2025.
•
Stock-based compensation decreased by $0.1 million in the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was primarily due to stock options forfeited and/or vested in prior periods that are no longer being expensed resulting in lower expense in the current year.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and travel, including stock-based compensation for our executive, finance, business development, human resources, and support functions. Other general and administrative expenses include professional fees for auditing and legal services, investor relations and other consultants, insurance, and facility-related expenses.

We expect our general and administrative expenses to increase slightly in the near term, primarily due to ongoing personnel costs, legal and other professional fees and insurance expenses associated with operating as a public company.

Our general and administrative expenses for the years ended December 31, 2025 and 2024 were as follows:

	Years ended December 31,
	2025	2024
	(in thousands)	(in thousands)
General and administrative, excluding items below:	$13,081	$10,421
Stock-based compensation	279	714
Depreciation of property and equipment	22	19
	$13,382	$11,154

General and administrative expenses for the year ended December 31, 2025 were $13.4 million compared to $11.2 million for the same period in 2024, an increase of $2.2 million. This increase was primarily due to the following:

•
General and administrative expenses, other than stock-based compensation and depreciation of property and equipment, increased by approximately $2.7 million during the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to increased legal expenses and professional fees and bonuses recognized in the current year.
•
Stock-based compensation decreased by $0.4 million during the year ended December 31, 2025 compared to the same period in 2024 primarily due to stock options forfeited and/or vested in prior periods that are no longer being expensed resulting in lower expense in the current year.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies and Estimates

We periodically review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. As part of this process, we have reviewed our selection, application and communication of critical accounting policies and financial disclosures. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has discussed the development and selection of the critical accounting policies with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the disclosure relating to critical accounting policies in this MD&A. For additional information, please see the discussion of our significant accounting policies included in Note 2 under Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

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

The Company records expenses for research and development activities based on management’s estimates of services received and efforts expended pursuant to contracts with vendors that conduct research and development on the Company’s behalf. The financial terms vary from contract to contract and may result in uneven payment flows as compared with services performed or products delivered. As a result, the Company is required to estimate research and development expenses incurred during the period, which impacts the amount of accrued expenses and prepaid balances related to such costs as of each balance sheet date. Management estimates the amount of work completed through discussions with internal personnel and the contract research and contract manufacturing organizations as to the progress or stage of completion of the services, as well as to identify services that have been performed on our behalf and estimating the level of services performed and the associated cost incurred for the service when we have not been invoiced or otherwise notified of the actual cost. The Company’s estimates are based on a number of factors, including the Company’s knowledge of the status of each of the research and development project milestones, and contract terms together with related executed change orders. Management makes significant judgments and estimates in determining the accrued balance at the end of each reporting period.

Although management does not expect our estimates to be materially different from amounts actually incurred, if the estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in the Company reporting amounts that are too high or too low in any particular period. As of December 31, 2025, the Company has recorded $4.1 million in prepaid expenses and other long-term assets and $3.2 million in accrued liabilities related to its research and development activities. If the estimates are too high or too low by a factor of 10%, prepaid expenses would be overstated or understated by $0.4 million, and accrued liabilities would be over or understated by $0.3 million. Combined, this could mean an increase or decrease in research and development expenses by $0.7 million. There have been no material differences between the estimates of such expenses and the amounts actually incurred.

Updated share information

As of March 16, 2026, we had 2,552,429 Common Shares issued and outstanding. In addition, 37,370 Common Shares were issuable upon the exercise of outstanding stock options and 1,267,585 Common Shares issuable upon the exercise of outstanding warrants.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2025, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria. We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Securities Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Reported Material Weakness

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, we previously identified a material weakness in our internal control over financial reporting related to our accounting for complex financial instruments, specifically with regards to warrants.

In response to this material weakness, we have implemented additional measures to enhance existing controls, as well as establishing additional review procedures and controls over the process of reviewing significant and complex contracts and agreements. Such controls include: identifying specific clauses and relevant guidance that could result in liability classification of issued warrants; engaging outside firms, as necessary, that specialize in the analysis and technical accounting for the classification of warrants and other complex financial instruments; and confirming with our outside legal counsel whether any warrants have been modified during the period.

We believe our remediation efforts resulted in the elimination of the previously identified material weakness as of December 31, 2025. While this material weakness has been remediated, we cannot assure investors that we will not in the future have additional material weaknesses. We have dedicated resources to the design, implementation, documentation and testing of our internal control over financial reporting. We will continue to evaluate the effectiveness of our internal control over financial reporting and will continue to make changes that we believe will strengthen our internal control over financial reporting to ensure that our financial statements continue to be fairly stated in all material respects.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director	Experience and Qualifications

Dr. Denis Burger(1)(2)(3)(5) Oregon, United States Director Since 2007

Dr. Burger, age 82, currently is the managing member of Paradigm Ventures LLC, a healthcare consulting and funding firm based in Portland, Oregon, and has been since 1986. Previously, he co-founded Trinity Biotech, PLC, a diagnostic biotechnology company based in Dublin, Ireland, where he was Chairman from 1992 to 1995 and served on its board of directors until 2020 and chaired its Audit Committee from 1996 to 2016. Dr. Burger served as the Chairman, Chief Executive Officer and a Director of AVI Biopharma Inc., an Oregon‑based biotechnology company, from 1996 to 2007. He was a co‑founder and Chairman of Epitope Inc. from 1981 to 1990. Dr. Burger was Vice Chairman and Chief Scientific Officer of CytoDyn Inc. from 2014 to 2018. Dr. Burger has served as President of Yamhill Valley Vineyards since 1983. In addition, Dr. Burger previously held a professorship in the Department of Microbiology and Immunology and Surgery (Surgical Oncology) at the Oregon Health Sciences University in Portland. Dr. Burger received his M.Sc. and Ph.D. in Microbiology and Immunology from the University of Arizona.

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

Dr. Erich Platzer(2)(4) Basel, Switzerland Director Since 2014

Dr. Platzer, age 75, served as a board-certified physician in internal medicine, hematology and medical oncology between 1979 and 1991. In 2001, Dr. Platzer co-founded HBM Healthcare Investments (formerly HBM BioVentures), a global leader in healthcare investing and served as their investment advisor until 2015. Previously, he served as the business director of oncology, as well as the global strategic marketing and therapeutic area head of oncology at Roche, Basel. He also served in various other leadership roles at Roche and was responsible for various strategic corporate partnerships. He has over 12 years of experience in academic medicine and research and was a key member of the team at MSKCC that purified human G‑CSF in 1983 (recombinant form: Neupogen®). He earned his M.D. from the Medical School of the University of Erlangen, where he also received his “Dr. med. habil.” (M.D., Ph.D.).

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

Dr. Bernd R. Seizinger(1)(4) New Jersey, United States Director Since 2022

Dr. Seizinger, age 69, is an accomplished senior executive leader with more than 25 years of industry experience in both U.S. and European biotechnology and pharmaceutical companies and multiple financial advisory positions.

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

Dr. William G. Rice(4) California, United States Director Since 2013

Dr. Rice, age 67, serves as the President, Chief Executive Officer, and Chairman of the Board of Aptose and joined the company in 2013. Prior to joining Aptose, Dr. Rice served as the President, Chief Executive Officer, and Chairman of the Board of Directors of Cylene Pharmaceuticals, Inc., a private biotechnology company from 2003 to 2013. Prior to Cylene, Dr. Rice was the founder, President, Chief Executive Officer and Director of Achillion Pharmaceuticals, Inc. from 1998 to 2003. Dr. Rice also served at the National Cancer Institute-Frederick National Laboratory for Cancer Research (FNLCR) as Senior Scientist and Head of the Drug Mechanism Laboratory from 1992 to 1998, prior to which he served as a faculty member in the division of Pediatric Hematology and Oncology at the Emory University School of Medicine from 1989 to 1992. Dr. Rice performed his post-doctoral fellowship in the Department of Medicine, Division of Hematology and Oncology at the University of Michigan Medical Center from 1986 to 1989, prior to which he received his Ph.D. from the Emory University Department of Biochemistry in 1986.

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

Dr. Mark D. Vincent(3) )(4) Ontario, Canada Director Since 2007

Dr. Vincent, age 73, has been a Professor of Oncology at the University of Western Ontario since 2008 and a staff medical oncologist at the London Regional Cancer Program since 1990. Dr. Vincent has also served as the co‑founder and Chief Executive Officer of Sarissa, Inc., a private company actively involved in the development of compounds which potentiate existing, approved targeted drugs including agents approved in leukemia, since 2000. Dr. Vincent holds multiple patents on the potentiation of cancer chemotherapy by the manipulation of drug resistance genes, sits on the advisory boards and speakers panels of several major pharmaceutical companies, and is a frequent international lecturer on the positioning of new drugs in the complex evolving management of lung and gastro-intestinal cancer. Dr. Vincent completed his oncology training at the Royal Marsden Hospital in London, England, with a major focus on leukemia/lymphoma.

Dr. Vincent makes valuable contributions to the Board based on over 25 years of experience as a medical oncologist.

Warren Whitehead(1) Ontario, Canada Director Since 2011

Mr. Whitehead, age 73, serves as Chief Executive Officer of Amphotericin B Technologies, a subsidiary of Satellos Bioscience Inc., since April 2024. Previously, he served as the Head of Corporate Strategy and Chief Financial Officer of Satellos Bioscience Inc. (“Satellos”), a TSX-listed regenerative medicine company aimed at developing therapeutics for degenerative muscle diseases, since August 2021. He previously served as the Chief Financial Officer of ProMIS Neurosciences Inc. (formerly Amorfix Life Sciences Ltd.), a TSX‑listed company targeting detection and effective treatment of Alzheimer’s disease and amyotrophic lateral sclerosis, from 2013 to 2015, after which he concentrated on his role on corporate boards until he joined Satellos in 2021. From 2006 to 2008, he was the Chief Financial Officer of Arius Research Inc., a TSX‑listed company developing anti‑cancer antibodies, where he provided financial guidance and leadership during the acquisition of Arius by Roche in 2008. He was also the former Chief Financial Officer of Labopharm Inc. from 2000 to 2006, where he completed a series of public equity financings, including a cross‑border Nasdaq offering. Other positions include Chief Financial Officer of Resolution Pharmaceuticals Inc., and a position in finance and business development at Glaxo Canada (now GlaxoSmithKline). Mr. Whitehead holds an MBA, and BComm from the University of Windsor and a BA from the University of Western Ontario.

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

Composition and Independence of the Board

The Corporation’s Board is currently composed of six directors, a majority (five) of whom meet the independence standards under the listing standards of Nasdaq, the rules and regulations of the SEC, and National Instrument 52-110 – Audit Committees (“NI 52-110”). Each year the Board reviews the composition of the Board and assesses whether a Board member is “independent”.

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

Meetings. The Audit Committee met four times during the period from January 1, 2025 until December 31, 2025.

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

Corporate Governance and Nominating Committee

Membership. The current members of the Corporate Governance and Nominating Committee are Mark Vincent and Denis Burger. Dr. Vincent is the Chair of the Corporate Governance and Nominating Committee. Each current member of the Committee qualifies as “independent” under the listing standards of Nasdaq, the rules and regulations of the SEC and NI 52-110.

Meetings. The Corporate Governance and Nominating Committee met one time during the period from January 1, 2025 until December 31, 2025. In addition, governance matters were discussed and considered at the Board level.

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

Compensation Committee

Membership. The Compensation Committee is currently comprised of Denis Burger and Erich Platzer. Dr. Burger is the Chair of the Compensation Committee. Each current member of the Compensation Committee qualifies as “independent” for purposes of membership on compensation committees under the listing standards of Nasdaq, the rules and regulations of the SEC and NI 52-110, and as a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act.

Meetings. The Compensation Committee met one time during the period from January 1, 2025 until December 31, 2025. In addition, compensation matters were discussed and considered at the Board level.

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

Item 11. EXECUTIVE COMPENSATION

Information About Our Executive Officers

Our leadership team comprises accomplished industry, financial and clinical research professionals who are dedicated to building a comprehensive anticancer drug pipeline and clinical development programs focused on targeted therapeutics directed against dysregulated oncogenic processes in patients with life-threatening hematologic malignancies. For the year ended December 31, 2025, the leadership team included our Chairman, President and Chief Executive Officer, Dr. William G. Rice, our Senior Vice President, Chief Financial Officer and Chief Business Officer, Fletcher Payne and our Senior Vice President and Chief Medical Officer, Dr. Rafael Bejar.

Fletcher Payne, age 63, joined Aptose as Senior Vice President, Chief Business Officer, Chief Financial Officer (“CFO”), and Corporate Secretary in June 2022. With over 25 years of experience in the healthcare sector, Mr. Payne has held several CFO and senior management positions at biotech companies, as well as roles in finance and accounting. He has also overseen legal, corporate development, and licensing functions. Throughout his career, he has successfully executed a diverse range of business transactions totaling more than $3.7 billion, with a focus on clinical testing, oncology, neurological conditions, and orphan disease indications. Mr. Payne most recently held the position of CFO at Syapse, where he successfully completed several financing transactions and oversaw the company's accounting, finance, corporate development, and legal functions. Previously, he served as CFO at Catalyst Biosciences, a publicly traded biotech company. Mr. Payne has also held CFO roles and senior financial positions at CytomX Therapeutics, Plexxikon Inc., Rinat Neuroscience Corporation, Dynavax Technologies Corporation, and Cell Genesys, among others. He earned a Bachelor of Science in Finance from the Haas School of Business at the University of California, Berkeley.

Dr. Rafael Bejar, M.D, Ph.D., age 54, joined Aptose as Senior Vice President and Chief Medical Officer in January 2020. Dr. Bejar is an internationally recognized physician scientist with extensive research and clinical experience in the area of hematologic malignancies. Dr. Bejar joined Aptose from UC San Diego (“UCSD”) where he began working in 2012. He continues to serve at UCSD as an Associate Professor of Clinical Medicine, caring for patients and maintaining a research laboratory focused on translational studies of myeloid malignancies and also serves and is an independent consultant as a member of the Independent Data Monitoring Committee for other pharmaceutical companies. At UCSD, he founded the MDS Center of Excellence and led the Hematology Disease Team from 2017 to 2019. There he has directed several clinical studies and served as an advisor for numerous companies including Celgene (now BMS), Takeda, AbbVie, Astex, Genoptix (now NeoGenomics), Keros, Servier, Geron, Forty Seven (now Gilead), PersImmune, Epizyme (now Ipsen) and Daiichi-Sankyo. Outside UCSD, Dr. Bejar sits on the Scientific Advisory Board for the MDS Foundation, is a prior member of the National Comprehensive Cancer Network Guidelines Committee, and has led projects for the International Working Group for MDS. He is frequently invited to speak at national and international meetings and has published articles in a variety of journals including The New England Journal of Medicine, Journal of Clinical Oncology, Leukemia (where he is an Associate

Editor), Blood, and Blood Advances. Dr. Bejar completed his fellowship in the Massachusetts General Hospital Cancer Center/Dana-Farber Cancer Institute program and has been board certified in Internal Medicines, Hematology and Oncology. He completed his internship in Internal Medicine at the University of Chicago followed by his residency at the Brigham and Women’s Hospital in Boston where he later served a Medical Chief Resident and an Instructor in Hematology. He holds an MD degree and Neuroscience PhD from UCSD and a BS in Physics from MIT.

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

Pay Positioning

The Corporation endeavors to target total cash compensation (salary and short-term incentive) somewhat above the 50th percentile of relevant publicly-traded peers, and generally provides long-term incentive opportunities in the 50th to 75th percentile of relevant publicly-traded peers. The Compensation Committee believes this approach aligns executive compensation with the long-term interests of Shareholders and with the Corporation’s strategy, particularly when relatively few executives are performing multiple executive roles. In 2025, the Compensation Committee considered the Salary Increase and Turnover Study prepared by Radford (an Aon Consulting Company), which provided detailed information relating to cost-of-living adjustments for relevant publicly-traded peers within a similar geographic area. Based on this information and also taking into account experience in the role, scope of the role, performance and retention risk, as further explained below, the Compensation Committee suggested compensation goals for the executives for 2025 and the following years aligned with the target pay positioning set out above.

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

In 2025, achievements that were considered by the Compensation Committee when making compensation recommendations included, (i) for the oral, myeloid kinome inhibitor tuspetinib, the completion of dose escalation/dose exploration and the APTIVATE expansion trial to include single agent and drug combination in AML patient population; and (ii) for the oral, dual lymphoid and myeloid kinome inhibitor luxeptinib, the Phase 1/2 dose escalation and evaluation trials with two INDs were to be concluded and study databases were to be locked with outputs generated to permit publication of study findings. The rigorous cash management and the management of the business relationships with strategic partners were also taken into account. In addition, the exceptional market environment for the hiring and retention of talent was an important factor for the Compensation Committee and the Board when making compensation decisions.

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

The annual cash incentives for executive officers for the year ended December 31, 2025 ranged from 40% to 55% of base salary.

Cash incentives are determined as soon as practicable after the end of the fiscal year and, for the Named Executive Officers, are included in the Summary Compensation Table in the year in respect of which they are earned.

Short-Term Compensation Incentives - Performance Metrics

The performance of the Named Executive Officers for the period ended December 31, 2025 was measured with respect to the following objectives:

1)
Achievement of certain milestones for the clinical development of the tuspetinib program;
2)
Achievement of certain milestones related to finance, financing and accounting; and
3)
Achievement of certain milestones related to corporate and business development.

Each of the above objectives is weighted at 50%, 30% and 20%, respectively, in relation to assessment of satisfaction of overall corporate objectives and determination of any general corporate bonuses and additional unanticipated accomplishments during 2025 were also considered.

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

The Compensation Committee recommends the allocation of options, and options are priced using the closing market price of the Shares on the TSX or on Nasdaq, as applicable, on the last trading day prior to the grant. Options to purchase Shares granted under the 2021 Stock Incentive Plan expire ten years from the date of grant and vest over a term recommended by the Compensation Committee and approved by the Board of Directors (generally four years).

There were no options granted to our Named Executive Officers in 2025.

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

Employment Agreements

Aptose entered into an employment agreement with Dr. Rice on October 25, 2013 upon his commencement as Chairman, President, and Chief Executive Officer. This agreement was amended and restated on August 19, 2014, April 29, 2024 and March 12, 2026. Pursuant to the amended and restated employment agreement, Dr. Rice is entitled to an annual base salary of $648,960, which amount is reviewed annually by the Board and increased at the Board’s discretion, upon the advice of the Compensation Committee. Dr. Rice's annual base salary increased by 4.3% to $676,865 in 2025. Dr. Rice is also eligible for an annual discretionary bonus of up to 55% of his current base salary. The annual bonus is based on the Corporation’s and Dr. Rice’s achievement of objectives and milestones to be determined on an annual basis by the Board. Dr. Rice is entitled to receive termination benefits described under “Termination and Change of Control Benefits” below. Dr. Rice also receives employee benefits including, without limitation, participation in our 401(k) plan with a 3% non-elective company contribution, participation in Aptose’s group health coverage plan and life insurance plan for U.S. employees, 25 days of paid vacation time annually, and an annual automobile allowance of $18,000. Dr. Rice is subject to certain non-compete restrictions. Dr. Rice receives no remuneration for his service as Chairman of the Board, director or as a member of the R&D Committee of the Board.

On March 12, 2026, the Company and Dr. Rice entered into the First Amendment to the Second Amended and Restated Employment Agreement, effective March 12, 2026 (“First Amendment”), which amends certain sections of the Second Amended and Restated Employment Agreement dated April 29, 2024 (“Original Agreement”). The First Amendment (i) confirms that no deferred compensation plan was ever created and no deferred compensation benefits are owed to Dr. Rice and (ii) confirms that Dr. Rice is solely responsible for any and all individual taxes, penalties and interest on all benefits paid or payable under the Original Agreement and any prior agreements.

Aptose entered into an employment agreement with Mr. Payne upon his commencement as Chief Financial Officer, effective June 27, 2022. Mr. Payne was promoted to Senior Vice President, Chief Financial Officer and Chief Business Officer in November 2023. This agreement was amended and restated on April 29, 2024. Pursuant to the amended and restated employment agreement, Mr. Payne is entitled to an annual base salary of $479,440 which amount is reviewed annually by the Board and increased at the Board’s discretion, upon the advice of the Compensation Committee. Mr. Paynes's annual base salary increased by 4.3% to $500,056 in 2025. Mr. Payne is also eligible for an annual discretionary bonus of up to 40% of his current base salary. The annual bonus is based on the Corporation’s and Mr. Payne’s achievement of objectives and milestones to be determined on an annual basis by the Board. Mr. Payne is entitled to receive termination benefits described under “Termination and Change of Control Benefits” below and receives employee benefits, including, without limitation, participation in any 401(k) plan with a 3% non-elective company contribution, participation in other benefits provided by us to our U.S.-based executive officers and other employees, which consist to date of life insurance and health benefits, and 20 days of paid vacation time annually. Mr. Payne is subject to certain non-compete restrictions.

Aptose entered into an employment agreement with Dr. Bejar upon his commencement as Chief Medical Officer, effective January 1, 2020. This agreement was amended and restated on April 29, 2024. Pursuant to the amended and restated employment agreement, Dr. Bejar is entitled to an annual base salary of $509,600 which amount is reviewed annually by the Board and increased at the Board’s discretion, upon the advice of the Compensation Committee. Dr. Bejar's annual base salary increased by 4.3% to $531,513 in 2025. Dr. Bejar is also eligible for an annual discretionary bonus of up to 40% of his current base salary. The annual bonus is based on the Corporation’s and Dr. Bejar’s achievement of objectives and milestones to be determined on an annual basis by the Board. Dr. Bejar is entitled to receive termination benefits described under “Termination and Change of Control Benefits” below and receives employee benefits, including, without limitation, participation in any 401(k) plan with a 3% non-elective company contribution, participation in other benefits provided by us to our U.S.-based executive officers and other employees, which consist to date of life insurance and health benefits, and 20 days of paid vacation time annually. Dr. Bejar is subject to certain non-compete restrictions.

Summary Compensation Table

The following table details the compensation information for the fiscal years ended December 31, 2024 and December 31, 2025 of the Corporation for the Named Executive Officers. All amounts presented in the following tables are as recorded in U.S. dollars.

				Stock	Option	All other	Total
		Salary	Bonus	awards(1)	awards(2)	compensation(3)	compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Dr. William G. Rice
Chairman, President and	2025	676,865	372,276	—	—	28,500	1,077,641
Chief Executive Officer	2024	647,040	343,200	—	95,490	28,350	1,114,080
Fletcher Payne
Senior Vice President, Chief Financial	2025	500,056	200,022	—	—	10,500	710,578
Officer and Chief Business Officer	2024	478,022	184,400	—	75,028	10,350	747,800
Dr. Rafael Bejar
Senior Vice President and Chief	2025	531,513	212,605	—	—	10,500	754,618
Medical Officer	2024	508,092	196,000	—	47,745	10,350	762,187

(1)
The dollar amounts in this column reflect the aggregate grant date fair value of all stock awards granted during the indicated fiscal year. These amounts have been calculated in accordance with ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 15 to our Financial Statements included in this Annual Report on Form 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs. Stock awards are subject to the executives’ continued employment with the Corporation, and consist of stock appreciation rights ("SARs"), restricted stock ("Restricted Stock") and restricted stock units ("RSUs"). During the years ended December 31, 2024 and 2025, no stock awards were granted to NEOs. All stock awards held by Dr. Rice, Mr. Payne and Dr. Bejar and may be subject to accelerated vesting following termination of employment. See “Termination and Change of Control Benefits” below.
(2)
The dollar amounts in this column reflect the aggregate grant date fair value of all share option awards granted during the indicated fiscal year. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 15 to our audited Financial Statements. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs. During the year ended December 31, 2024 the following share options were granted to NEOs: 2,333 share options for Dr. Rice, 1,833 share options for Mr. Payne and 1,166 share options for Dr. Bejar at an exercise price of $60.00 per share. During the year ended December 31, 2025, no share options were granted to NEOs. All share options granted will vest over four years. Share options are subject to the executives’ continued employment with the Corporation and have a maximum term of 10 years. All share option grants issued to Dr. Rice, Mr. Payne and Dr. Bejar may be subject to accelerated vesting following termination of employment. See “Termination and Change of Control Benefits” below.
(3)
The dollar amounts in this column reflect the Corporation’s contributions to the executives’ accounts in our 401(k) plan and car allowances. The contributions to our executives’ accounts in our 401(k) plan were as follows: for 2024: $10,350 for each of Dr. Rice, Mr. Payne and Dr. Bejar, and for 2025: $10,500 for each of Dr. Rice, Mr. Payne and Dr. Bejar. Car allowances were as follows: for 2024: $18,000 to Dr. Rice, and for 2025: $18,000.

Outstanding Equity Awards at Fiscal Year-End

	Option-based awards				Share-based awards
Name and Principal Position	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Dr. William G. Rice	111	Nil	463.50	6-Jun-27
Chairman, President and	222	Nil	475.31(1)	28-Mar-27
Chief Executive Officer	1,296	259(2)	603.00	17-Jan-32
	888	Nil	859.50	2-Jan-29
	666	Nil	1,260.00	19-Jan-28
	133	Nil	1,194.53(1)	30-Mar-26	Nil	Nil
	888	Nil	1,381.50	22-Jan-28
	762	Nil	1,966.50	4-Jan-31
	4,444	Nil(4)	3,109.50	30-Jan-30
	Nil	1,333(3)	364.50	5-Jul-32
	592	296(4)	297.00	18-Jan-33
	1,166	1,167	60.00	5-Feb-34
Fletcher Payne	1,852	370(5)	381.55	26-Jun-32
Senior Vice President,	296	148(4)	297.00	18-Jan-33	Nil	Nil
Chief Financial Officer and Chief Business Officer	916	917	60.00	5-Feb-34
Dr. Rafael Bejar	888	Nil	2,551.50	1-Jan-30
Senior Vice President and	444	Nil	3,109.50	30-Jan-30
Chief Medical Officer	762	Nil	1,966.50	4-Jan-31
	777	111	1,057.50	18-Aug-31	Nil	Nil
	1,111	222(2)	603.00	17-Jan-32
	296	148(4)	297.00	18-Jan-33
	584	582	60.00	5-Feb-34

(1)
Converted from the Canadian exercise price at the rate of 0.7913 Canadian dollars per U.S. dollar.
(2)
Unexercisable options vest as follows: 33.33% vested on January 17, 2024, 33.33% vest on January 17, 2025, and 33.33% vest on January 17, 2026.
(3)
Unexercisable options vest upon reaching certain performance triggers as determined by the Board.
(4)
Unexercisable options vest as follows: 50% vested on January 19, 2024, 16.67% vest on January 19, 2025, 16.67% vest on January 19, 2026 and 16.67% vest on January 19, 2027.
(5)
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

Termination and Change of Control Benefits

The employment agreements of Dr. Rice, Mr. Payne and Dr. Bejar provide that if their employment is terminated by the Corporation other than for “cause”, or if the Named Executive Officer resigns for “good reason” each of Dr. Rice, Mr. Payne and Dr. Bejar shall be entitled to a payment equivalent to 12 months of their respective annual base salaries at the time of termination (Dr. Rice’s December 31, 2025 annual base salary represented $676,865, Mr. Payne’s annual base salary represented $500,056 and Dr. Bejar’s base salary represented $531,513), plus an amount equal to the average bonus remuneration received from the Corporation during the last three years of employment completed prior to the termination date, prorated based on the number of days the executive worked during the year of the termination. In addition, the employment agreements of Dr. Rice, Mr. Payne and Dr. Bejar provide that certain payments related to health benefits will continue to be made for a period of 12 months following termination of their employment.

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

The maximum compensation (cash and equity awards) that may be received by any director during a financial year has been set to $500,000.

The following table details the compensation earned by each non-employee director for the year ended December 31, 2025:

	Fees earned or paid in cash	Option awards(1)(2)	Total
Name	($)	($)	($)
Carol G. Ashe	36,889(3)	—	36,889
Dr. Denis Burger	128,500(4)	—	128,500
Dr. Mark Vincent	95,000(5)	—	95,000
Mr. Warren Whitehead	80,000(6)	—	80,000
Dr. Erich Platzer	90,000(7)	—	90,000
Dr. Bernd R. Seizinger	103,500(8)	—	103,500

(1)
The dollar amounts in this column reflect the aggregate grant date fair value of all share option awards granted during the indicated fiscal year. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts will be included in Note 15 to our Financial Statements. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee director.

During the year ended December 31, 2025, no share options were granted to Aptose directors.

(2)
The aggregate number of shares subject to outstanding share options held by each of the non-employee directors listed in the table above as of December 31, 2025 was as follows: Nil for Ms. Ashe, 1,298 for Dr. Burger, 1,284 for Dr. Vincent, 1,187 for Mr. Whitehead, 1,242 for Dr. Platzer and 444 for Dr. Seizinger.
(3)
Ms. Ashe earned this amount for her services as director on the Board and as a member of the Board’s Corporate Governance and Nominating Committee and Compensation Committee. Ms. Ashe resigned from the Board effective June 16, 2025.
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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information known to us regarding the beneficial ownership of our Common Shares as of March 16, 2026 for:

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

The number of Shares beneficially owned by a person includes shares subject to options held by that person that are currently exercisable or that become exercisable within 60 days of March 16, 2026. Percentage calculations assume, for each person and group, that all Common Shares that may be acquired by such person or group pursuant to options currently exercisable or that become exercisable within 60 days of March 16, 2026 are outstanding for the purpose of computing the percentage of Common Shares owned by such person or group. However, such unissued Common Shares described above are not deemed to be outstanding for calculating the percentage of Common Shares owned by any other person.

Except as otherwise indicated, the persons in the table below have sole voting and investment power with respect to all Common Shares shown as beneficially owned by them, subject to community property laws where applicable and subject to the information contained in the notes to the table.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Named Executive Officers and Directors
Dr. Rafael Bejar	5,596	*
Dr. Denis Burger	1,318	*
Fletcher Payne	3,688	*
Dr. Erich Platzer	2,336	*
Dr. William G. Rice	18,104	*
Dr. Bernd R. Seizinger	982	*
Mark D. Vincent	1,270	*
Warren Whitehead	1,192	*
All Executive Officers and Directors as a Group (10 persons)	34,486	1.4%
Beneficial Owners of More Than 5%[2]
Hanmi Pharmaceuticals Co., Ltd.(2)(3)	508,710	19.9%
Andrew Schwartzberg	181,350	7.1%

* Does not exceed one percent of Common Shares outstanding

(1)
Includes for the persons listed below the following Common Shares subject to options held by such persons that are currently exercisable or become exercisable within 60 days of March 16, 2026: Dr. Rafael Bejar: 5,352; Dr. Denis Burger: 1,270; Mr. Fletcher Payne: 3,444; Dr. Erich Platzer: 1,214; Dr. William G. Rice: 11,964; Dr. Bernd R. Seizinger: 416; Dr. Mark Vincent: 1,256; and Mr. Warren Whitehead: 1,159.
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

General

As of December 31, 2025, the total number of Common Shares subject to outstanding Awards and available for future issuance by the Corporation under the 2021 Stock Incentive Plan and the Corporation’s share option plan (the “Share Option Plan”) was 37,370. As of December 31, 2025, there were outstanding options to purchase 20,833 Common Shares issued under the 2021 Stock Incentive Plan and outstanding options to purchase 16,537 Common Shares issued under the Share Option Plan, which, combined, represented 1.5% of the issued and outstanding Common Shares of the Corporation as of December 31, 2025 and Nil RSUs issued and outstanding under the 2021 Stock Incentive Plan, representing 0.0% of the issued and outstanding Common Shares of the Corporation.

2021 Stock Incentive Plan

On April 20, 2021, the Board unanimously approved and adopted the 2021 Stock Incentive Plan. The 2021 Stock Incentive Plan was ratified, confirmed and approved by the Shareholders at the annual and special meeting held on June 1, 2021 and amended to increase the number of shares available thereunder on May 31, 2022, May 23, 2023 and May 27, 2025.

2021 Stock Incentive Plan Highlights and Certain Important Provisions

•
Overall Share Limit. The total number of Common Shares reserved under the 2021 Stock Incentive Plan is 472,885 subject to equitable adjustment in the event of any change in capitalization.
•
Outstanding Awards under Incentive Plans. As of March 16, 2026, there were 37,370 Common Shares subject to issuance upon exercise of outstanding options under all of our equity compensation plans, at a weighted average exercise price of $1,159.44, and a weighted average remaining life of 5.1 years. There were no issued and outstanding Awards other than options.
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

As of March 16, 2026, there were 11 employees, 3 officers, 5 non-employee directors and 6 consultants who are eligible to participate under the 2021 Stock Incentive Plan. The Committee or subcommittee of the Board appointed from time to time by the Board to administer the 2021 Stock Incentive Plan (the “Administrator”), in its sole discretion, will determine which eligible persons will receive Awards under the 2021 Stock Incentive Plan.

New Plan Benefits

Future benefits under the 2021 Stock Incentive Plan cannot be determined at this time because the grants are at the discretion of the Board and because their value may be dependent upon the satisfaction of vesting conditions and the future price of the Common Shares. For additional information on the grants and awards made under the 2021 Stock Incentive Plan during the year ended December 31, 2025, see “Summary Compensation Table.”

Common Shares Available for Awards

Subject to customary capitalization adjustments, as of March 16, 2026, the aggregate number of Common Shares that may be issued under all Awards under the 2021 Stock Incentive Plan shall equal 37,370 Common Shares. Any Common Shares subject to an Award pursuant to the Share Option Plan or the 2021 Stock Incentive Plan that are forfeited, cancelled, exchanged or surrendered or that otherwise terminates or expires without a distribution of Common Shares shall again be available for grant under the 2021 Stock Incentive Plan. Common Shares underlying Awards that can only be paid in cash do not count against the overall 2021 Stock Incentive Plan share limit.

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

The Share Option Plan does not limit insider participation and does not provide a maximum number of Common Shares which may be issued to an individual under the Share Option Plan. The Corporation did not provide financial assistance to any Eligible Person to facilitate the exercise of options during the year ended December 31, 2025.

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

ESPP Highlights

The ESPP:

•
reserves 3,777 Common Shares. As of March 16, 2026, the closing price of a Common Share on the TSX was $2.19 (CAD);
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

As of March 16, 2026, there are 14 employees which are eligible to participate under the ESPP.

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

During the year ended December 31, 2025, Named Executive Officers, as a group, did not purchase any Common Shares pursuant to the ESPP. Employees purchased an aggregate of 338 Common Shares pursuant to the ESPP during the same period.

Equity Compensation Plan Information

The following table sets forth certain details as at the end of the year ended December 31, 2025 with respect to compensation plans pursuant to which equity securities of the Corporation are authorized for issuance.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of Common Shares remaining available for future issuance under the equity compensation plans (Excluding Common Shares reflected in Column (a))(1)
Equity compensation plans approved by security holders	37,370	$1,159.30	472,885
Equity compensation plans not approved by security holders	—	—	—
Total	37,370	$1,159.30	472,885

(1)
Includes share option awards, RSUs, and dividend equivalents that may be awarded under our 2021 Stock Incentive Plan and Share Option Plan as at December 31, 2025.

Annual Burn Rate

The following table provides the annual burn rate associated with the 2021 Stock Incentive Plan and the Share Option Plan for each of the Corporation’s three most recent fiscal years:

Equity Compensation Plan	Fiscal year	Number of securities granted under the plan(1)(2)	Weighted average number of securities outstanding(1)(3)	Annual burn rate(4)
2021 Stock Incentive Plan	2025	—	2,447,353	0.00%
	2024	13,606	698,980	1.95%
	2023	8,498	225,154	3.77%
Share Option Plan	2025	—	—	—
	2024	—	—	—
	2023	—	—	—

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit, Audit-Related, Tax and Other Fees

We engaged Ernst & Young LLP ("EY) as the Company's independent registered public accounting firm on August 26, 2025. Prior to that, including for part of the 2025 fiscal year and all of the 2024 fiscal year, KPMG served as the Company's independent registered public accounting firm. KPMG did not stand for re-appointment as the Company's independent registered public accounting firm for the Company's 2025 annual audit. The Company disclosed the change in auditors in a Current Report on Form 8-K filed with the SEC on August 27, 2025.

The tables below present fees for professional services rendered by EY and KPMG LLP for the fiscal years ended December 31, 2025 and 2024, respectively.

	2025	2024
Audit Fees(1)	$569,051	$587,537
Tax Fees(2)	5,429	7,226
Total	$574,480	$594,763

(1)
Audit fees consisted of the audit of our annual financial statements for the fiscal years ended December 31, 2025 and 2024, respectively, and interim reviews. In addition, audit fees consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the issuer’s financials and include the provision of comfort letters and consents and the review of documents filed with regulatory authorities.
(2)
Tax fees include fees billed for assistance in the preparation of corporate tax returns and related filings and general tax advisory services.
(3)
All fees by EY and KPMG are invoiced and paid in Canadian dollars. Fees for 2025 have been translated to U.S. dollars at the Bank of Canada average annual exchange rate of 0.7245 and 2024 have been translated to U.S. dollars at the Bank of Canada average annual exchange rate of 0.7300.

Pre-Approval Policies and Procedures

The Audit Committee has adopted procedures pursuant to which all audit, audit-related and tax services, and all permissible non-audit services provided by our independent registered public accounting firm must be pre-approved by the Audit Committee. All services rendered by EY and KPMG LLP during our fiscal year 2025 were permissible under applicable laws and regulations and were all approved in advance by the Audit Committee in accordance with the rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of this report.
1.
Financial Statements. We have filed the following documents as part of this Annual Report:

2.
Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

(b)
Exhibits

Exhibit Number	Description of Document

3.1	Articles of Incorporation, Arrangement and Amendment (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 6-K filed with the SEC on June 12, 2015)

3.2	By-law #2 of the Company (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 6-K filed with the SEC on June 12, 2015)

3.3	Certificate of Amendment (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2023)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual report on Form 10-K filed with the SEC on March 22, 2022)

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

19.1	Aptose Biosciences Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2025).

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm (EY)

23.2*	Consent of Independent Registered Public Accounting Firm (KPMG)

24.1*	Powers of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Aptose Bioscience Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2025).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ITEM 16. form 10-k summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 31st day of March, 2026.

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

Years ended December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Aptose Biosciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial position of Aptose Biosciences Inc. (the Company) as of December 31, 2025, and the related consolidated statements of loss and comprehensive loss, changes in shareholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(b) to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of Research and Development Accrued Costs

Description of the Matter

As disclosed in Notes 2(j) and 10 of the consolidated financial statements, the Company recorded research and development (R&D) accrued costs, of $3.2 million based on management’s estimates of services performed by a contract research organization (CRO). These estimates are necessary because contract service organizations often delay invoicing and may incur unplanned patient-related costs. As a result, management must exercise significant judgment to determine the R&D accrued costs at the end of the reporting period. Management estimates the amount of work completed by consulting with internal personnel and the CRO regarding the progress or completion stage of the services. This estimation process involves assessing project progress, milestones, and contract terms, including executed change orders.

We have identified the estimation of R&D accrued costs as a critical audit matter as the determination of the amount of accrued costs at each reporting period requires significant judgment, as estimates are based on management’s knowledge of the services provided by the third parties to date but not yet invoiced.

Auditing the Company’s estimation of R&D accrued costs is challenging and required significant auditor effort in performing appropriate procedures to evaluate the completeness and accuracy of the information management utilizes in these estimates.

How we Addressed the Matter in Our Audit

To test the Company’s estimated research and development accrued costs, our audit procedures included, among others, testing the completeness, accuracy, and relevance of underlying data used by management to estimate the accruals through reconciliation to third-party agreements and third-party reports. We reviewed the Company’s agreement with the CRO, along with the agreements established between the CRO and the research sites. We inquired of the Company’s R&D personnel to understand the progress of the projects including milestones, contract terms and executed change orders. We evaluated management’s accrual calculations by reconciling key inputs on a sample basis, such as patient number, type of visit and date of visit with third-party sources, including research site contracts, system tracking data managed by the CRO and site visit reports that are prepared by the CRO and the research site administrator. We obtained independent confirmation from the CRO with respect to the R&D accrued costs as of December 31, 2025. We compared invoices received and disbursements made subsequent to period end to the amount of R&D accrued costs recorded by the Company. We performed a lookback analysis comparing the accrued R&D costs as of December 31, 2024 to the actual amounts that were invoiced for the clinical trial to assess the accuracy of the R&D accrual process.

/s/ Ernst & Young LLP

Chartered Professional Accountants
Licensed Public Accountants

We have served as the Company’s auditor since 2025.

Toronto, Canada
March 31, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Aptose Biosciences Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of financial position of Aptose Biosciences Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of loss and comprehensive loss, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2024 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

We served as the Company’s auditor from 1994 to 2025.

Vaughan, Canada
March 28, 2025

APTOSE BIOSCIENCES INC.

Consolidated Statements of Financial Position

(In thousands of U.S. dollars, except for common share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$935	$6,152
Restricted cash and restricted cash equivalents	3,161	555
Prepaid expenses	2,209	2,253
Other current assets	141	570
Total current assets	6,446	9,530

Non-current assets:
Property and equipment, net	4	26
Right-of-use assets, operating leases	175	571
Other long-term assets	3,387	—
Total non-current assets	3,566	597
Total assets	$10,012	$10,127

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$2,911	$1,258
Accrued liabilities	6,202	2,773
Current portion of lease liability, operating leases	193	428
Total current liabilities	9,306	4,459

Non-current liabilities:
Lease liability, operating leases	—	193
Loan payable to related party	27,018	10,000
Interest on related party loan payable	855	18
Total non-current liabilities	27,873	10,211
Total liabilities	37,179	14,670

Shareholders’ deficit:
Share capital:
Common shares, no par value, unlimited authorized shares, 2,552,429 and 2,006,028 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	459,771	457,404
Additional paid-in capital	83,813	83,336
Accumulated other comprehensive loss	(4,316)	(4,316)
Accumulated deficit	(566,435)	(540,967)
Total shareholders’ deficit	(27,167)	(4,543)

Total liabilities and shareholders’ deficit	$10,012	$10,127

Going concern, see Note 2(b).

Commitments and contingencies, see Note 11.

Related party transactions, see Note 12.

Subsequent events, see Note 18.

The accompanying notes are an integral part of these consolidated financial statements.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Loss and Comprehensive Loss

(In thousands of U.S. dollars, except for common share and per common share data)

	Year ended December 31, 2025	Year ended December 31, 2024
Revenue	$—	$—
Operating expenses:
Research and development	11,341	15,103
General and administrative	13,382	11,154
Total operating expenses	24,723	26,257
Other income (expenses):
Interest income	105	357
Interest expense, related party	(843)	(207)
Change in fair value of warrants	—	686
Foreign exchange loss	(7)	(9)
Total other (expenses) income	(745)	827
Net loss and comprehensive loss	$(25,468)	$(25,430)
Net loss per common share, basic and diluted	$(10.41)	$(36.38)
Weighted-average number of common shares outstanding, basic and diluted	2,447,353	698,980

The accompanying notes are an integral part of these consolidated financial statements.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Changes in Shareholders’ Deficit

(In thousands of U.S. dollars, except for common share data)

	Common Shares
	Number	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance, December 31, 2024	2,006,028	$457,404	$83,336	$(4,316)	$(540,967)	$(4,543)
Common shares issued under 2025 ATM Facility	137,000	828	—	—	—	828
Common shares issued pursuant to Hanmi debt conversion	409,063	1,538	—	—	—	1,538
Common shares issued under the ESPP	338	1	—	—	—	1
Stock-based compensation	—	—	477	—	—	477
Net loss and comprehensive loss	—	—	—	—	(25,468)	(25,468)
Balance, December 31, 2025	2,552,429	$459,771	$83,813	$(4,316)	$(566,435)	$(27,167)

Balance, December 31, 2023	264,745	$444,806	$72,146	$(4,316)	$(515,537)	$(2,901)
Common shares and warrants issued pursuant to the November 2024 Public Offering	1,333,333	5,066	1,854	—	—	6,920
Shares and warrants issued pursuant to the June 2024 Registered Direct Offering	60,000	779	3,245	—	—	4,024
Common shares issued pursuant to the exercise of the Pre-Funded Warrants	68,500	—	2	—	—	2
Common shares and warrants issued pursuant to the Hanmi Private Placement	70,175	1,877	1,138	—	—	3,015
Common shares and warrants issued pursuant to the January 2024 Public Offering	188,304	4,236	3,891	—	—	8,127
Common shares issued under the 2023 Committed Equity Facility	17,332	635	—	—	—	635
Common shares issued under the 2022 ATM Facility	2,717	(21)	—	—	—	(21)
Common shares issued under the ESPP	922	26	—	—	—	26
Stock-based compensation	—	—	1,060	—	—	1,060
Net loss and comprehensive loss	—	—	—	—	(25,430)	(25,430)
Balance, December 31, 2024	2,006,028	$457,404	$83,336	$(4,316)	$(540,967)	$(4,543)

The accompanying notes are an integral part of these consolidated financial statements.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Year ended December 31, 2025	Year ended December 31, 2024
Cash flows from operating activities:
Net loss	$(25,468)	$(25,430)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	477	1,060
Change in fair value of warrants	—	(686)
Depreciation of property and equipment	22	32
Loss on disposal of property and equipment	—	76
Noncash operating lease expense	396	372
Interest on lease liabilities	34	64
Interest on loan payable to related party	843	18
Change in operating assets and liabilities:
Prepaid expenses	44	(211)
Other assets	(2,958)	30
Change in operating lease liability	(462)	(458)
Accounts payable	1,653	(2,234)
Accounts payable, related party	—	(2,554)
Accrued liabilities	3,429	(6,056)
Cash used in operating activities	(21,990)	(35,977)
Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	23
Purchase of property and equipment	—	(5)
Cash provided by investing activities	—	18
Cash flows from financing activities:
Proceeds from loan payable with related parties	18,650	10,000
Repayment of loan with related party	(100)	—
Issuance of common shares and warrants pursuant to the November 2024 Public Offering	—	6,920
Issuance of common shares pursuant to the June 2024 Registered Direct Offering	—	4,024
Proceeds from the June 2024 Pre-Funded Warrants exercise	—	2
Issuance of common shares and warrants pursuant to the January 2024 Public Offering	—	8,127
Issuance of common shares and warrants pursuant to the Hanmi Private Placement	—	3,701
Issuance of common shares under 2023 Committed Equity Facility	—	635
Issuance of common shares under 2022 ATM Facility	—	(21)
Issuance of common shares under 2025 ATM Facility	828	—
Issuance of commons shares under the ESPP	1	26
Cash provided by financing activities	19,379	33,414
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(2,611)	(2,545)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	6,707	9,252
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of the year	$4,096	$6,707

The accompanying notes are an integral part of these consolidated financial statements.

APTOSE BIOSCIENCES INC.

Consolidated Statements of Cash Flows (Continued)

(In thousands of U.S. dollars)

The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported within the consolidated statements of financial position that sum to the total of the amounts shown in the consolidated statements of cash flows:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$935	$6,152
Restricted cash and restricted cash equivalents	3,161	555
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the consolidated statements of cash flows	$4,096	$6,707

The accompanying notes are an integral part of these consolidated financial statements.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

1.
Reporting entity

Aptose Biosciences Inc. (“Aptose” or the "Company") is a science-driven, clinical-stage biotechnology company committed to the development and commercialization of precision medicines addressing unmet clinical needs in oncology, with an initial focus on hematology. The Company's small molecule cancer therapeutics pipeline includes products designed to provide single agent efficacy and to enhance the efficacy of other anti-cancer therapies and regimens without overlapping toxicities. The Company’s executive offices are located in San Diego, California, and its head office address is located at 66 Wellington Street West, Suite 5300, TD Bank Tower, Box 48, Toronto, Ontario, Canada.

The Company is advancing targeted agents to treat life-threatening hematologic cancers that require immediate treatment. The Company has one clinical-stage oral kinase inhibitor under active development for the treatment of hematological malignancies: tuspetinib.

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

(b)
Basis of presentation - going concern

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), related to annual reports filed on Form 10-K, assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company's ability to continue as a going concern exists. As of the filing date, the Company does not have sufficient cash to fund operations and relies on advances made by Hanmi (as defined below).

Since the Company's inception, the Company has financed its operations and technology acquisitions primarily through equity financing, proceeds from the exercise of warrants and stock options, advances made by Hanmi (as defined below) and interest income on funds held for future investment. Cash used for operating activities has primarily consisted of salaries and wages for the Company's management and employees, facility and facility-related costs for the Company's offices, fees paid in connection with preclinical and clinical studies, licensing fees, drug manufacturing costs, laboratory supplies and materials, and professional fees. Given the early stage of the Company's clinical trials, the Company does not expect to generate positive cash flow from operations in the foreseeable future. Negative cash flows are expected to continue until the Company receives regulatory approval to commercialize any of its products under development and/or when royalty or milestone revenue from such products exceeds expenses.

The Company incurred net losses of $25.5 million for the year ended December 31, 2025 and $25.4 million for the year ended December 31, 2024. As of December 31, 2025, the Company had an accumulated deficit of $566.4 million (December 31, 2024 - deficit of $541.0 million); cash, cash equivalents, restricted cash and restricted cash equivalents of $4.1 million (December 31, 2024 - $6.7 million); current assets less current liabilities of negative $2.9 million (December 31, 2024 - positive $5.1 million); and shareholders’ deficit of $27.2 million (December 31, 2024 - shareholders’ deficit of $4.5 million). The Company's cash needs for the twelve months subsequent to the issuance of these financial statements include estimates of the number of patients and rate of enrollment in its clinical trials, the amount of drug product the Company will require to support its clinical trials and general corporate overhead

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

costs to support its operations. The Company has based these estimates on assumptions and plans that may change and could impact the magnitude and/or timing of operating expenses and its cash runway.

Management recognizes that in order to meet capital requirements and to continue operations, additional financing will be necessary. The Company plans to raise additional funds to fund its business operations through debt or other financing activities (see also Note 12, Note 13 and Note 14). Management continues considering other options for raising capital including debt, through collaborations or reorganization to reduce operational expenses. However, given the decrease in the share price, the Company's delisting from Nasdaq, as well as the difficulty for micro-cap market capitalization companies to raise significant capital, the Company may be unable to access financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The Company's ability to raise additional funds has been affected by adverse market conditions, the status of its product pipeline, delays in enrollment in its trial, and various other factors, and the Company may be unable to raise capital when needed, or on terms favorable to the Company. In the event that debt or equity financing is unable to be secured, the Company may need to resort to other means of protecting its assets in the best interests of its shareholders, including foreclosure or forced liquidation and/or seeking creditors’ protection.

The aforementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may be necessary if the Company is unable to continue as a going concern; these types of adjustments could be material.

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

(d) Significant accounting policies, estimates and judgments

The preparation of the consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of accounting policies and reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual outcomes could differ from those estimates. The consolidated financial statements contain estimates, which, by their nature, are uncertain, including estimates surrounding accrued research and development expenses. The impacts of such estimates are pervasive throughout the consolidated financial statements and may require accounting adjustments based on future occurrences. The estimates and underlying assumptions are reviewed on a regular basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected.

(e) Cash and cash equivalents

Cash and cash equivalents are short-term highly liquid investments with original maturities of 90 days or less as of the date of purchase. Cash equivalents are accounted for at amortized cost basis, which approximates their fair value due to their short-term maturities.

(f) Restricted cash and restricted cash equivalents

Restricted cash and restricted cash equivalents reflect the balance of unspent proceeds associated with the loan payable to related party. Restricted cash consists of deposits in operating accounts, and restricted cash equivalents consist of deposits in high interest savings accounts, money market funds and accounts with original maturities of less than 90 days. Restricted cash equivalents are accounted for at amortized cost basis, which approximates their fair value due to their short-term maturities.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

(g) Concentration of risk

The Company is subject to credit risk from its cash, cash equivalents, restricted cash and restricted cash equivalents. The carrying amount of the financial assets represents the maximum credit exposure. The Company manages credit risk associated with its cash, cash equivalents, restricted cash and restricted cash equivalents by maintaining minimum standards of R1‑low or A‑low investments. The Company invests only in highly rated corporations and treasury bills, which are capable of prompt liquidation.

The Company has cash accounts in Canada and the U.S. The Canada Deposit Insurance Corporation (“CDIC”) and the U.S. Federal Deposit Insurance Corporation ("FDIC") provide insurance to protect depositors against the loss of their deposits in case of a bank failure. However, the maximum amount of coverage varies by jurisdiction and account type. In Canada, the CDIC insures eligible deposits up to $100,000 (CAD) per depositor, per insured category, per member institution. In the United States, the FDIC insures deposits up to $250,000 per depositor, per insured bank, for each account ownership category. It is important to note that not all deposits are eligible for insurance coverage. For example, deposits in foreign currency, deposits held in trust, and investments such as mutual funds, stocks and bonds are not insured by either the FDIC or the CDIC.

(h) Property and equipment

Property and equipment, which consist of office furniture, computer hardware and software, and leasehold improvements, are stated at historical cost less accumulated depreciation. Depreciation is recognized on a straight-line basis over the estimated useful lives of the related assets, which are generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

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

(j)
Research and development

Research and development costs are expensed as incurred. Research and development costs consist primarily of salaries and benefits, stock-based compensation, manufacturing, contract services, clinical trials and research-related overhead. Non-refundable advance payments for goods and services that will be used in future research are recorded in prepaid and other assets and are expensed when the services are performed.

The Company records expenses for research and development activities based on management’s estimates of services received and efforts expended pursuant to contracts with vendors that conduct research and development on the Company’s behalf. The financial terms vary from contract to contract and may result in uneven payment flows as compared with services performed or products delivered. As a result, the Company is required to estimate research and development expenses incurred during the period, which impacts the amount of accrued expenses and prepaid balances related to such costs as of the date of each consolidated statement of financial position. Management estimates the amount of work completed through discussions with internal personnel and the contract research and contract manufacturing organizations as to the progress or stage of completion of the services, as well as to identify services that have been performed on our behalf and estimating the level of services performed and the associated cost incurred for the service when we have not been invoiced or otherwise notified of the actual cost.. The Company’s estimates are based on a number of factors, including the Company’s knowledge of the status of each of the research and development project milestones and contract terms together with related executed change orders. Management makes significant judgments and estimates in determining the accrued balance at the end of each reporting period.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

(k)
Fair value

The Company measures its financial assets and liabilities at fair value. The carrying amounts for the Company’s financial instruments, including cash, cash equivalents, restricted cash and restricted cash equivalents, accounts payable and accrued liabilities approximate their fair value due to their short maturities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

(l)
Warrants

The Company accounts for share purchase warrants issued in connection with financing activities in accordance with the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own shares. The registered warrants require the issuance of registered securities upon exercise and in no event require the Company to net cash settle an exercise of warrants. All of the warrants issued in connection with financing activities (see Note 13: Share capital) have been classified as equity at each year end, with the grant date fair value of the instruments allocated between Common Shares and additional paid-in capital based on the relative fair values of the base instrument and the warrants. The Company uses the Black-Scholes pricing model to value the warrants. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment. A small change in the estimates used may cause a relatively large change in the estimated valuation. The estimated volatility of the Company’s Common Shares at the date of issuance, and at each subsequent reporting period, is based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the zero-coupon rate for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

(m)
Stock-based compensation

Stock-based compensation expense represents the grant date fair value of stock options recognized over the vesting period, which approximates the requisite service period of the awards. The Company calculates the fair value of each stock option grant using the Black‑Scholes option pricing model at the grant date. This method requires certain assumptions be used as inputs, such as the fair value of the underlying common stock, expected term of the option before exercise, expected volatility of the Company’s common stock, risk-free interest rate and expected dividend (see Note 15). Options granted have a maximum contractual term of ten years.

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

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filing is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties, if any, associated with such uncertain tax positions are recorded as components of income tax expense.

(q) Recent accounting pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The Company adopted the new guidance as of December 31, 2025, and the required disclosures have been included in the notes to the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is intended to improve disclosures by requiring additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. The standard will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The standard updates may be applied on either a prospective or retrospective basis. The Company is currently evaluating the disclosure requirements related to this new standard.

3.
Cash and cash equivalents

Cash and cash equivalents consist of cash of $0.9 million (December 31, 2024 ‑ $1.5 million) and deposits in high interest savings accounts, money market funds and accounts with original maturities less than 90 days totaling nil (December 31, 2024 ‑ $4.7 million).

4.
Restricted cash and restricted cash equivalents

Restricted cash consists of deposits in operating accounts, and restricted cash equivalents consist of deposits in high interest savings accounts, money market funds and accounts with original maturities of less than 90 days. As of December 31, 2025, the restricted cash balance was $3.2 million (December 31, 2024 - nil). As of December 31, 2025, the restricted cash equivalents balance was nil (December 31, 2024 - $0.6 million).

On August 27, 2024, the Company and Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) entered into a loan agreement, pursuant to which Hanmi agreed to loan $10.0 million to the Company (the “Hanmi Loan Agreement”). Under the terms of the Hanmi Loan Agreement, the loan proceeds are restricted in their use and must be used for tuspetinib-related business operation purposes, unless otherwise authorized by Hanmi. The use of the funds is also contingent upon the Company meeting specific manufacturing and clinical milestones. As of December 31, 2025, the restricted cash and restricted cash equivalents pursuant to the Hanmi Loan Agreement were fully utilized and no unspent proceeds associated with the Hanmi Loan Agreement remained. See Note 12: Related party transactions.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

On June 18, 2025, the Company and Hanmi entered into a facility agreement (the "Hanmi Facility Agreement"), pursuant to which Hanmi provided an uncommitted facility for up to $8.5 million, administered through multiple advances for the purpose of the continued clinical development of tuspetinib and to fund operations of the Company. Advances under the Hanmi Facility Agreement may be provided in one or more (but no more than five advances) until December 31, 2025. No single advance shall be for an amount in excess of $2.5 million. As of December 31, 2025, the restricted cash and restricted cash equivalents pursuant to the Hanmi Facility Agreement were fully utilized and no unspent proceeds associated with the Hanmi Facility Agreement remained. See Note 12: Related party transactions.

On September 22, 2025, the Company and Hanmi entered into an amended facility agreement (the "Amended Facility Agreement"), which amended and restated the Hanmi Facility Agreement entered into on June 18, 2025, pursuant to which Hanmi provided an additional uncommitted facility for up to $11.9 million, administered through multiple advances for the purpose of the continued clinical development of tuspetinib and to fund operations of the Company. Advances under the Amended Facility Agreement may be provided in one or more (but no more than eight advances) until December 31, 2025, subsequently extended to January 31, 2026 (see Note 18). No single advance shall be for an amount in excess of $2.0 million or for an amount that is less than $0.5 million. Additionally, Hanmi may cancel availability under the Amended Facility Agreement at any time without notice, acting solely at its discretion. The restricted cash and restricted cash equivalents balance of $3.2 million reflects the balance as of December 31, 2025 of the unspent proceeds associated with the Amended Facility Agreement. See Note 12: Related party transactions. Also see Note 18: Subsequent events.

5.
Prepaid expenses

Prepaid expenses consist of the following:

	December 31, 2025	December 31, 2024
Prepaid research and development expenses	$715	$1,648
Prepaid insurance	1,420	558
Other prepaid expenses	74	47
Total	$2,209	$2,253

6.
Property and equipment

Property and equipment consist of the following:

December 31, 2025	Cost	Accumulated depreciation	Net book value
Computer hardware	$5	$5	$—
Computer software	218	218	—
Office furniture	118	118	—
Leasehold improvements	171	167	4
Total	$512	$508	$4

December 31, 2024	Cost	Accumulated depreciation	Net book value
Computer hardware	$33	$29	$4
Computer software	222	222	—
Office furniture	118	117	1
Leasehold improvements	171	150	21
Total	$544	$518	$26

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

Depreciation expense for the years ended December 31, 2025 and 2024 was $22,000 and $32,000, respectively.

7.
Right-of-use assets, operating leases

Right of use assets, operating leases consist of the following:

	December 31, 2025	December 31, 2024

Right-of-use assets, operating leases, beginning of year	$3,124	$3,124
Additions to right-of-use assets, operating leases	—	—
Right-of-use assets, operating leases, end of year	3,124	3,124
Less: accumulated amortization	(2,949)	(2,553)
Right-of use assets, operating leases, net	$175	$571

8.
Other long-term assets

Other long-term assets consist of upfront payments provided in advance of services being rendered in connection with clinical trial programs. Since the Company will not receive such services within one year of the date of the consolidated statement financial position, these assets are considered long-term.

9.
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

Level 3 ‑ inputs are unobservable (supported by little or no market activity).

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

The following table presents the fair value of the Company’s assets that are measured at fair value on a recurring basis for the years presented:

	December 31, 2025	Level 1	Level 2	Level 3
Assets
High interest savings accounts	$—	$—	$—	$—
Total	$—	$—	$—	$—

	December 31, 2024	Level 1	Level 2	Level 3
Assets
High interest savings accounts	$5,201	$—	$5,201	$—
Total	$5,201	$—	$5,201	$—

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

The following table presents the fair value of the Company's liabilities that are not measured at fair value on a recurring basis for the years presented:

	December 31, 2025	Level 1	Level 2	Level 3
Liabilities
Loan payable to related party	$27,018	$—	$—	$27,018
Interest on related party loan payable	855			855
Total	$27,873	$—	$—	$27,873

	December 31, 2024	Level 1	Level 2	Level 3
Liabilities
Loan payable to related party	$10,000	$—	$—	$10,000
Interest on related party loan payable	18	—	—	18
Total	$10,018	$—	$—	$10,018

10.
Accrued liabilities

Accrued liabilities as of December 31, 2025 and 2024 consist of the following:

	December 31, 2025	December 31, 2024
Accrued personnel-related costs	$2,868	$982
Accrued research and development expenses	3,242	1,647
Other accrued expenses	92	144
Total	$6,202	$2,773

11.
Commitments and contingencies

Operating leases

The Company leases office space in San Diego, California, pursuant to a lease agreement that is scheduled to expire on May 31, 2026. The Company has signed a letter of intent to lease new office space in San Diego with a lease commencement date of June 2026 (see Note 18). The Company leased office space in Toronto, Ontario, Canada, which expired on June 30, 2024. The Company has not included any extension periods in calculating its right-of-use assets and lease liabilities. The Company also enters into leases for small office equipment.

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

The following contains information related to the Company's leases:

	December 31, 2025	December 31, 2024
Weighted-average remaining term – operating leases (years)	0.4	1.4
Weighted-average discount rate – operating leases	7.90%	7.90%

Lease liability, total	$193	$621
Less: current portion of lease liability	193	428
Lease liability, non-current	$—	$193

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

Operating lease costs and operating lease cash flows presented for the years ended December 31, 2025 and 2024 are as follows:

	Year ended December 31, 2025	Year ended December 31, 2024

Operating lease cost	$429	$438
Cash flows from operating leases	$462	$458

At December 31, 2025, future minimum payments of lease liabilities were as follows:

Years ending December 31,	Amount
2026	$197
Total minimum lease payments	197
Less: imputed interest	(4)
Present value of lease liabilities	193
Less: current portion of lease liability	(193)
Lease liability, non-current	$—

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

12.
Related party transactions

Proposed plan of arrangement

On November 18, 2025, the Company entered into a definitive arrangement agreement (the “Arrangement Agreement”) with Hanmi and HS North America Ltd., a wholly owned subsidiary of Hanmi (“Hanmi Purchaser” and together with Hanmi, the "Hanmi Purchasers") pursuant to a plan of arrangement of the Company under the Canada Business Corporations Act (the "Arrangement") whereby Hanmi Purchaser will acquire all of the issued and outstanding Common Shares of the Company that are not currently owned or controlled by the Hanmi Purchasers or their respective affiliates. Pursuant to the Arrangement, each shareholder of the Company will receive an amount in cash equal to C$2.41 for each Common Share of the Company held by such shareholder. All incentive securities and warrants of the Company, whether vested or unvested, outstanding on the effective date of the Arrangement shall be deemed (i) cancelled and/or (ii) surrendered and cancelled, and each holder of options, restricted stock units or warrants shall cease to be a holder of such options, restricted stock units or warrants. Following the completion of the Arrangement, the Company’s securities will be delisted from the Toronto Stock Exchange.

On February 23, 2026, the Arrangement Agreement was amended and restated to among other things, extend the outside date for completing the Arrangement from March 15, 2026 to June 30, 2026. On March 31, 2026, shareholders of the Company approved the Arrangement at a special meeting of shareholders held for such purpose. In connection with the Arrangement, the Company will continue from the Canada Business Corporations Act to the Business Corporations Act (Alberta). The Arrangement is expected to close in the first half of 2026, subject to the satisfaction of customary closing conditions (see Note 18).

Transactions with Hanmi Pharmaceutical Co. Ltd.

On November 4, 2021, Aptose entered into a licensing agreement (the "Tuspetinib Licensing Agreement") with the South Korean company Hanmi for the clinical and commercial development of tuspetinib. Under the terms of the Tuspetinib Licensing Agreement, Hanmi granted Aptose exclusive worldwide rights to tuspetinib for all indications.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

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

In 2022, the Company and Hanmi also entered into a separate supply agreement for additional production of new drug substance and drug product to support further tuspetinib clinical development (the “Supply Agreement”), for which the Company pays Hanmi per batch of production. For the years ended December 31, 2025 and 2024, expenses related to the Supply Agreement totaled nil for both periods. Since inception to December 31, 2025, $7.1 million has been expended under the Supply Agreement.

Under the Supply Agreement, the Company paid supply costs to Hanmi of nil and $2.6 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company did not have either accounts payable or accrued liabilities related to the Supply Agreement.

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

On March 18, 2025, the Company entered into a debt conversion and interest payment agreement ("Debt Conversion Agreement") with Hanmi pursuant to which the Company and Hanmi agreed to convert $1.5 million of Hanmi's indebtedness under the Hanmi Loan Agreement into 409,063 Common Shares at $3.70 per share, which was the average closing price of the Company's Common Shares on Nasdaq for the five trading days immediately prior to entering into the Debt Conversion Agreement. Additionally, pursuant to the Debt Conversion Agreement, the Company and Hanmi agreed that the interest payment associated with the period from December 21, 2024 through March 31, 2025 (the "First Deferred Interest Period") may be deferred and made on or before the final closing date of a financing, not including the amount being converted pursuant to the Debt Conversion Agreement, totaling $15.0 million ("Capital Raise"), but no later than June 27, 2025. On June 24, 2025, the Company and Hanmi entered into an interest payment agreement whereby the interest due for the First Deferred Interest Period and interest associated with the period from March 31, 2025 through June 30, 2025 (the "Second Deferred Interest Period") may be deferred and made no later than December 31, 2025. Further, pursuant to the Debt Conversion Agreement, Hanmi, at its sole discretion, can opt to convert the remaining indebtedness amount, or a portion thereof, to Aptose Common Shares upon the successful completion of the Capital Raise, provided that the amount of Aptose Common Shares delivered to Hanmi pursuant to such subsequent conversion shall not cause Hanmi to own more than 19.99% of the Company. Subsequently, pursuant to the Hanmi Facility Agreement, the maturity date for the Hanmi Loan Agreement was modified such that the outstanding principal amount and accrued and unpaid interest under the Hanmi Loan Agreement would be repayable on August 31, 2028 as discussed below.

Pursuant to FASB’s ASC Topic 470, Debt (“ASC 470”), the Company accounted for the debt conversion as a troubled debt restructuring as the Company was experiencing financial difficulties and a concession had been granted whereby by the effective interest rate of the modified debt was lower than the original interest rate pursuant to the Hanmi Loan Agreement. The carrying value of the loan was reduced by the fair value of the Common Shares issued in connection with the transaction. The Company determined that the future undiscounted cash flows of the loan exceeded its carrying value, and accordingly, no gain was recognized in connection with the Debt Conversion Agreement.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

On June 18, 2025, the Company and Hanmi entered into the Hanmi Facility Agreement, pursuant to which Hanmi provided an uncommitted facility ("Facility #1") for up to $8.5 million, administered through multiple advances for the purpose of the continued clinical development of tuspetinib and to fund operations of the Company. Advances under the Hanmi Facility Agreement may be provided in one or more (but no more than five advances) until December 31, 2025. No single advance shall be for an amount in excess of $2.5 million. Any amounts repaid under the Hanmi Facility Agreement may not be re-borrowed. As of December 31, 2025, the Company fully utilized this facility and received a total of $8.5 million under the Hanmi Facility Agreement. Amounts outstanding pursuant to the Hanmi Facility Agreement are repayable in full on August 31, 2028, with an initial interest period commencing on June 20, 2025 and ending on December 31, 2025 and subsequent interest periods calculated based on each three-month period thereafter. Unpaid principal with respect to each advance shall accrue interest at a rate of 6% per annum.

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

On September 22, 2025, the Company and Hanmi entered into the Amended Facility Agreement, pursuant to which Hanmi provided an additional uncommitted facility ("Facility #2") for up to $11.9 million, administered through multiple advances for the purpose of the continued clinical development of tuspetinib and to fund operations of the Company. Advances under the Amended Facility Agreement may be provided in one or more (but no more than eight advances) until December 31, 2025, subsequently extended to January 31, 2026 (see Note 18). No single advance shall be for an amount in excess of $2.0 million or for an amount that is less than $0.5 million. Additionally, Hanmi may cancel availability under the Amended Facility Agreement at any time without notice, acting solely at its discretion. Any amounts repaid under the Amended Facility Agreement may not be re-borrowed. As of December 31, 2025, Aptose received a total of $10.0 million under the Amended Facility Agreement with the remaining available amount of $1.9 million received in January 2026 (see Note 18). Amounts outstanding pursuant to the Amended Facility Agreement are repayable in full on August 31, 2028, with an initial interest period commencing on September 22, 2025 and ending on December 31, 2025 and subsequent interest periods calculated based on each three-month period thereafter. Unpaid principal with respect to each advance shall accrue interest at a rate of 6% per annum.

Pursuant to the Amended Facility Agreement, the Amended Facility Agreement effectively replaced the Hanmi Facility Agreement. The Company evaluated whether the Facility #2 transaction resulted in a debt modification or extinguishment to Facility #1 in accordance with ASC 470-50, Debt – Modifications and Extinguishments. The amendment to Facility #1 was accounted for as a debt modification since the amendment did not result in substantially different terms as the present value of the cash flows pursuant to the revised terms is less than 10% different from the remaining cash flows under the terms of the original agreement.

During the years ended December 31, 2025 and 2024, Aptose recognized interest expense of $0.8 million and $0.2 million, respectively, and paid nil and $0.2 million, respectively, in interest pursuant to the Hanmi Loan Agreement, Hanmi Facility Agreement and Amended Facility Agreement. As of December 31, 2025 and 2024, accrued interest on the related party loan payable was $0.9 million and $18,000, respectively, with such amounts classified as a long-term liability given unpaid interest is due on August 31, 2028.

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

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

In connection with the Hanmi Loan Agreement, on September 2, 2024, Aptose and Hanmi executed a letter of understanding, which outlines the steps associated with the negotiation of a co-development collaboration agreement for the advancement of tuspetinib (the "Future Collaboration Agreement"). Under the terms of the Future Collaboration Agreement, upon execution, the loan principal and any accrued and unpaid interest under the Hanmi Loan Agreement will automatically convert to Hanmi's prepayment of future milestone obligations under the Future Collaboration Agreement. Upon conversion, the Hanmi Loan Agreement, consisting of the $10.0 million loan principal with any accrued and unpaid interest, would be deemed fully paid and satisfied. Hanmi has a security interest over all inventory of drug substance and drug products related to the Tuspetinib License Agreement.

As of December 31, 2025, Hanmi held 508,710 Common Shares and 77,972 warrants to purchase Common Shares at an exchange price of $51.30 per Common Share of Aptose. See also Note 13: Share capital.

Short-term advance from CEO

On June 17, 2025, the Company's CEO provided an interest-free short-term advance of $100,000 to support operations. The amount was repaid in full on June 26, 2025. The loan balance was not outstanding at December 31, 2025.

13.
Share capital

The Company has authorized share capital of an unlimited number of common voting shares.

(a)
Equity issuances:
(i)
2025 Committed Equity Facility

On February 7, 2025, the Company and Keystone Capital Partners, LLC ("Keystone") entered into a purchase agreement (the "Purchase Agreement"), which provides that subject to the terms and conditions set forth therein, the Company may sell to Keystone up to the lesser of (i) $25 million of the Common Shares and (ii) 19.99% of the Common Shares outstanding as of the date of the Purchase Agreement (subject to certain exceptions provided in the Purchase Agreement) (the “Total Commitment”), from time to time during the two- year term of the Purchase Agreement. Additionally, on February 7, 2025, the Company and Keystone entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of Common Shares that are issued to Keystone under the Purchase Agreement. Upon entering into the Purchase Agreement, the Company agreed to issue to Keystone an aggregate of 8,020 Common Shares (the “Commitment Shares”) as consideration for Keystone’s commitment to purchase Common Shares upon the Company’s direction under the Purchase Agreement. As the registration statement has not been declared effective by the SEC, the Commitment Shares have not been issued. The Company also agreed to pay Keystone up to $25,000 for its reasonable expenses under the Purchase Agreement.

(ii)
2025 At-The-Market Facility

On February 3, 2025, the Company and A.G.P./Alliance Global Partners (“AGP”) entered into a sales agreement whereby the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $1.0 million through AGP on Nasdaq (the “2025 ATM Facility”). Costs associated with the proceeds consist of 3% cash commission. During the period and up to February 12, 2025, the Company issued 137,000 Common Shares under the 2025 ATM Facility at an average price of $7.31 per share for gross proceeds of $1.0 million ($0.8 million net of share issuance costs).

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

(iii)
November 2024 Public Offering

On November 25, 2024, the Company completed a reasonable best efforts public offering (the “November 2024 Public Offering”) with participation from the Company's CEO and existing and new healthcare-focused investors for the purchase and sale of 1,333,333 Common Shares at a price of $6.00 per share and warrants to purchase up to 666,599 Common Shares (the “November 2024 Investor Warrants”). The November 2024 Investor Warrants have an exercise price of $6.00 per share, were exercisable immediately and will expire five years from the issuance date. In connection with the November 2024 Public Offering, the Company received aggregate gross proceeds of $8.0 million, before deducting placement agent fees and other offering expenses of approximately $1.1 million, consisting of placement agent fees of $0.6 million and professional fees of $0.5 million. Additionally, AGP, the lead placement agent engaged by the Company, received 53,333 warrants, each with an exercise price of $8.25 (the “AGP Warrants”). The AGP Warrants were exercisable immediately and will expire five years from November 25, 2024.

(iv)
September 2024 Common Share Issuance

On September 5, 2024, the Company held a Special Meeting of Shareholders pursuant to which, shareholders voted to authorize, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of Common Shares underlying certain warrants in an amount equal to or in excess of 20% of its Common Shares outstanding immediately prior the issuance of such warrants pursuant to the June 2024 Registered Direct Offering. On September 11, 2024, the Company issued 68,500 Common Shares upon the exercise of 68,500 Pre-Funded Warrants for cash proceeds of $2,000 at an exercise price of $0.03 per Common Share.

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

In a concurrent private placement, Aptose issued unregistered series A warrants to purchase up to 128,500 Common Shares (“Series A Warrants”) and series B warrants to purchase up to 128,500 Common Shares (“Series B Warrants”), each at an exercise price of $34.50 per share. The Series A and Series B unregistered warrants became exercisable beginning on the effective date of shareholder approval of the issuance of the Common Shares issuable upon exercise of the Series A and Series B Warrants, which was obtained on September 5, 2024. The Series A Warrants expire five years from September 5, 2024, and the Series B Warrants expired on March 5, 2026.

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

(vi)
January 2024 Public Offering

On January 30, 2024, the Company completed a public offering (the “January 2024 Public Offering”) of 188,304 Common Shares, including 24,561 Common Shares issued pursuant to a full exercise by the underwriter, Newbridge Securities Corporation (“Newbridge”), of its over-allotment option at a purchase price of $51.30 per Common Share, for aggregate gross proceeds of $9.7 million, less cash transaction costs of $1.6 million. The Company also issued share purchase warrants underlying a total of 188,174 Common Shares to each investor who participated in the January 2024 Public Offering (the “January 2024 Investor Warrants”).

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

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

(vii)
Hanmi Private Placement

Concurrently with the January 2024 Public Offering, the Company completed a private placement with Hanmi (the “Hanmi Private Placement”) of 70,175 Common Shares at a price of $57.00 per Common Share, representing an 11% premium over the price of the Common Shares issued as part of the January 2024 Public Offering, for gross proceeds of $4.0 million, less cash transaction costs of $0.3 million. Also, as part of the January 2024 Private Placement, the Company issued to Hanmi, Common Share purchase warrants underlying 77,972 of the Company's Common Shares (the “Hanmi Warrants”). Each Hanmi Warrant has an exercise price of $51.30 per Common Share and was exercisable immediately upon issuance. The Hanmi Warrants will expire January 31, 2029.

Pursuant to the Company's plan to regain compliance with certain Nasdaq Listing Rules, on April 26, 2024, the Company amended its warrant agreement with Hanmi to prohibit the exercise of Hanmi warrants in excess of the Nasdaq 19.99% limitation (the "Nasdaq 19.99% Cap"), unless shareholder approval is first obtained to exceed the Nasdaq 19.99% Cap. Due to the modifications made, the warrants were classified as a liability on April 24, 2024, following the amendment of the Hanmi Warrants. After receiving shareholder approval on June 18, 2024, the Company reevaluated these warrants and determined that they met the criteria to be classified as equity. Consequently, the change in the fair value of the warrants, amounting to $0.7 million during the two-month period when the Hanmi Warrants were classified as liabilities, was recorded as other income in the consolidated statements of loss and comprehensive loss. This change is also reflected in the net loss and comprehensive loss and additional paid-in capital in the consolidated statements of changes in shareholders’ deficit.

(viii)
2023 Committed Equity Facility

On May 25, 2023, the Company and Keystone entered into a committed equity facility (the "2023 Committed Equity Facility"), which provides that, subject to the terms and conditions set forth therein, the Company may sell to Keystone up to the lesser of (i) $25.0 million of the Common Shares and (ii) a number of Common Shares equal to 19.99% of the Common Shares outstanding immediately prior to the execution of the 2023 Committed Equity Facility Agreement. Additionally, on May 25, 2023, the Company entered into a Registration Rights Agreement with Keystone, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of Common Shares that are issued to Keystone under the 2023 Committed Equity Facility. This registration statement became effective on June 30, 2023, and the 2023 Committed Equity Facility commencement date was July 12, 2023.

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

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

During the year ended December 31, 2024, the Company issued 17,003 Common Shares to Keystone at an average price of $40.80 per Common Share for cash proceeds of $0.7 million and 329 Commitment Shares valued at $23,000.

Since May 25, 2023 to April 2024, the time the 2023Committed Equity Facility was terminated, the Company's issuance of Common Shares to Keystone consisted of an aggregate of 41,019 Common Shares at an average price of $68.10 per Common Share for aggregate gross cash proceeds of $2.8 million and 838 Commitment Shares.

From May 25, 2023 to the termination of the 2023 Committed Equity Facility, the Company recognized $0.2 million of financing costs associated with professional fees. In April 2024, the Company's issuances of Common Shares to Keystone reached the Total Commitment of the 2023 Committed Equity Facility, i.e., 19.99% of the Common Shares outstanding immediately prior to the execution of the 2023 Committed Equity Facility Agreement.

(ix)
2022 ATM Facility

On December 9, 2022, the Company entered into an equity distribution agreement pursuant to which the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $50 million through Jones Trading Institutional Services LLC on Nasdaq (the "2022 ATM Facility"). During the prior year up to May 30, 2024, the date on which the Company terminated the 2022 ATM Facility, the Company issued 2,717 Common Shares under the 2022 ATM Facility at an average price of $36.60 per share for gross proceeds of $100,000 (net of $121,000 of share issuance costs). Since inception to May 30, 2024, the Company raised a total of $2.1 million of gross proceeds ($2.0 million net of share issuance costs) under the 2022 ATM Facility. Costs associated with the proceeds consisted of a 3% cash commission.

(b)
Loss per share:

Loss per Common Share is calculated using the weighted average number of Common Shares outstanding and is presented in the table below:

	Year ended December 31, 2025	Year ended December 31, 2024
Net loss	$(25,468)	$(25,430)
Weighted-average number of common shares outstanding, basic and diluted	2,447,353	698,980
Net loss per common share, basic and diluted	$(10.41)	$(36.38)

The effect of any potential exercise of the Company’s stock options and warrants outstanding during the years ended December 31, 2025 and December 31, 2024 has been excluded from the calculation of diluted loss per common share as it would be anti‑dilutive.

	Year ended December 31, 2025	Year ended December 31, 2024
Outstanding stock options	37,370	39,489
Outstanding warrants to purchase common shares	1,267,585	1,267,585
Total anti-dilutive shares	1,304,955	1,307,074

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

14.
Warrants

No warrants were issued during the year ended December 31, 2025. A summary of the issue-date fair value, which was estimated using the Black-Scholes pricing model, and which was recorded as additional paid-in capital, of share purchase warrants issued during the year ended December 31, 2024 is as follows:

	January 2024 Investor Warrants	Hanmi Warrants	Newbridge Warrants	Series A Warrants	Series B Warrants	HCW Warrants	November 2024 Investor Warrants	AGP Warrants
Issue-date Aptose share price	$59.70	$60.00	$59.70	$28.98	$28.98	$28.98	$5.53	$5.53
Exercise price	$51.30	$51.30	$64.13	$34.50	$34.50	$43.13	$6.00	$8.25
Risk-free interest rate	3.87%	4.0%	4.0%	4.42%	4.98%	4.42%	4.17%	4.17%
Expected dividend yield	—	—	—	—	—	—	—	—
Expected volatility	83.00%	83.00%	83.00%	83.31%	80.02%	83.31%	85.02%	85.02%
Expected life (years)	5.0	5.0	5.0	5.0	1.5	5.0	5.0	5.0
Issue date fair value (per equivalent share)	$42.19	$42.40	$39.97	$19.48	$10.20	$17.87	$3.45	$3.36

A summary of warrant activity during the year ended December 31, 2025 is as follows:

	Common shares issuable upon exercise	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2024	1,267,585	$22.40	4.4
Issued	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding as of December 31, 2025	1,267,585	$22.40	3.3
Exercisable as of December 31, 2025	1,267,585	$22.40	3.3

The following table shows the number of outstanding warrants by exercise price and date of expiration as of December 31, 2025:

Shares issuable upon exercise	Exercise price	Expiration date

128,500	$34.50	March 5, 2026
18,084	$64.13	January 30, 2028
188,174	$51.30	January 30, 2029
77,972	$51.30	January 31, 2029
6,423	$43.13	June 3, 2029
128,500	$34.50	September 5, 2029
666,599	$6.00	November 25, 2029
53,333	$8.25	November 25, 2029
1,267,585

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

Upon full exercise of all of the warrants exercisable as of December 31, 2025, the Company would issue an additional 1,267,585 of its Common Shares, which could have a dilutive effect on existing shareholders.

15.
Stock‑based compensation
(a)
Stock option plan

In June 2021, the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”), which replaced the 2015 Stock Incentive Plan and Share Option Plan ("Prior Stock Plans"). The 2021 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents. The 2021 Plan was established to enable the Company to attract and retain employees, officers, consultants and directors. As of December 31, 2025, there were 472,885 shares available for future issuance under the 2021 Plan.

Under both the 2021 Plan and the Prior Stock Plans, the exercise price of each option equals the closing trading price of the Company’s stock on the day prior to the grant if the grant is made during the trading day or the closing trading price on the day of grant if the grant is issued after markets have closed. Vesting is provided for at the discretion of the Board of Directors and the expiration of options is to be no greater than 10 years from the date of grant.

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

Stock option activity for the year ended December 31, 2025 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value

Outstanding, December 31, 2024	39,489	$1,170.30
Granted	—	—
Forfeited	(2,119)	1,493.05
Outstanding, December 31, 2025	37,370	$1,159.30	5.6	$—
Exercisable, December 31, 2025	29,774	$1,398.48	5.1	$—
Vested and expected to vest, December 31, 2025	35,499	$1,209.37	5.5	$—

As of December 31, 2025, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 1.0 years.

The following table presents the weighted average assumptions that were used in the Black‑Scholes option pricing model to determine the fair value of stock options granted during the prior period, and the resultant weighted average fair values:

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

Year ended December 31, 2024
Risk-free interest rate	4.07%
Expected dividend yield	—
Expected volatility	83.1%
Expected life of options (years)	5
Grant date fair value	$40.80

The Company uses historical data to estimate the expected dividend yield and expected volatility of its Common Shares in determining the fair value of stock options. The expected life of the options represents the estimated length of time the options are expected to remain outstanding. No stock options were granted during the year ended December 31, 2025.

The following table presents the vesting terms of options granted in the prior period:

Year ended December 31, 2024

Options
3-year vesting (50%-25%-25%)	667
4-year vesting (50%-16 2/3%-16 2/3%-16 2/3%)	12,939
Total stock options granted in the year	13,606

Under the 2021 Plan, the Board may grant stock-based awards consisting of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company. Each restricted stock unit ("RSU") is automatically redeemed for one Common Share of the Company upon vesting. During the years ended December 31, 2025 and 2024, no RSUs were granted.

(b)
Employee stock purchase plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees of the Company with an opportunity to purchase Common Shares through accumulated payroll deductions up to a maximum 15% of eligible compensation. The ESPP is offered on consecutive offering periods with a new offering period commencing on the first trading day on or after February 1 and August 1 each year, or on such other date as the Board of Directors will determine, and continuing thereafter until terminated in accordance with the ESPP. Unless the Board of Directors provides otherwise, the purchase price will be equal to 85% of the fair market value of a Common Share on the offering date or the exercise date, whichever is lower. Subject to adjustment upon changes in capitalization of the Company, the maximum number of Common Shares available for sale under the ESPP is 3,777 Common Shares.

(c)
Share-based compensation expense

The Company recorded share-based compensation expense related to stock options as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
Research and development	$182	$346
General and administrative	295	714
Total	$477	$1,060

16.
Collaborative agreements

The Company enters into research, development and license agreements in the ordinary course of business where the Company receives research services and rights to proprietary technologies. Milestone and royalty payments

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

that may become due under various agreements are dependent on, among other factors, clinical trials, regulatory approvals and ultimately the successful development of a new drug, the outcome and timing of which is uncertain.

On November 4, 2021 (the "Effective Date"), the Company entered into the Tuspetinib Licensing Agreement with Hanmi for global rights to tuspetinib. In consideration of the license and other rights granted, Aptose made an upfront payment to Hanmi in the amount of $12.5 million, including $5.0 million in cash and $7.5 million in Aptose Common Shares, which amount was fully expensed to research and development expenses. The number of Common Shares issued was determined using the average market closing price of the Common Shares on the Nasdaq stock market over the five-day trading period ending on the Effective Date. Accordingly, Aptose issued 7,190 shares to Hanmi.

Under the Company’s license agreement with Hanmi, the Company has maximum obligations for clinical development and global regulatory milestones totaling $64.5 million for the first potential clinical indication of tuspetinib, $34.0 million for the second indication, and $29.0 million for the third indication. The Company has maximum obligations for tiered global sales-based milestones totaling $280.0 million. The Company also has an obligation for tiered royalty payments on global sales of commercialized product. The timing of any milestone or royalty payments that may become due is not yet determinable.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

17.
Income taxes
(a)
Income taxes

For the years ended December 31, 2025 and 2024, the loss before income taxes is as follows:

	December 31, 2025	December 31, 2024
Loss attributed to U.S. foreign operations	$(20,898)	$(21,564)
Loss attributed to Canadian operations	(4,570)	(3,866)
Loss before income taxes	$(25,468)	$(25,430)

(b)
Tax rate reconciliation

Major items causing the Company’s income tax rate to differ from the statutory rate of approximately 15.0% (December 31, 2024 – 15.0%) are as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
Net loss	$(25,468)	$(25,430)
Statutory Canadian corporate tax rate	15.0%	15.0%
Computed expected tax recovery	$(3,820)	$(3,815)
Foreign tax effects (United States)
Statutory tax rate difference between United States and Canada	(1,308)	674
Changes in valuation allowances	1,317	(673)
Other	(9)	(1)
Changes in valuation allowances	3,744	4,116
Non-taxable or non-deductible items	103	(392)
Other	(27)	91
	$—	$—

(c)
Significant components of deferred taxes

The tax effects of temporary differences that give rise to significant portions of the unrecognized deferred tax assets are presented below:

	December 31, 2025	December 31, 2024
Net operating losses carried forward	$87,938	$79,951
Research and development expenditures	5,023	5,016
Property, equipment, and other intangible assets	7,265	7,265
Research and development tax credits	4,822	4,864
Financing costs	718	909
Restricted interest and financing expenses	202	—
Right-of-use assets	5	13
Total deferred tax assets	105,973	98,018
Valuation allowance	(105,973)	(98,018)
Net deferred tax asset	$—	$—

The valuation allowance at December 31, 2025 was primarily related to net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred assets will

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

not be realized. This ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those deductible temporary difference become deductible. Based on the history of losses and projections for future taxable income, management believes that it is not more likely than not that the Company will realize the benefits of these deductible temporary differences (e.g., deferred tax assets).

The Company has certain deductible Canadian research and development expenditures that have not been deducted for tax purposes, totaling $19.0 million, that can be carried forward indefinitely. The Company also has Canadian non‑refundable federal and provincial investment tax credits of approximately $2.3 million, which are available to reduce future federal taxes payable and begin to expire in 2026, as well as non‑refundable U.S. research and development tax credits of approximately $3.1 million, which are available to reduce future U.S. taxes payable and begin to expire in 2038.

In addition, the Company has Canadian non-capital loss carryforwards of $317.9 million. To the extent that the non-capital loss carryforwards are not used, they begin to expire in 2026. The Company also has a U.S. non-capital loss carryforward of $1.2 million. To the extent that the non-capital loss carryforwards are not used, they begin to expire in 2034.

The Company files income tax returns with Canada and its provinces and territories. Generally, the Company is subject to routine examinations by the Canada Revenue Agency. Income tax returns filed with various provincial jurisdictions are generally open to examination for periods of four to five years subsequent to the filing of the respective return.

The Company also files income tax returns for its U.S. subsidiary with the U.S. federal and state tax jurisdictions. Generally, the Company is subject to routine examination by taxing authorities in the U.S. jurisdictions. There are presently no examination of the Company's U.S. federal and U.S. state returns. The Company believes that its tax positions comply with the applicable tax law.

18.
Subsequent events

In January 2026, the Company and Hanmi amended the Amended Facility Agreement whereby the availability period for advances provided pursuant to the agreement was extended from December 31, 2025 to January 31, 2026. All other terms and conditions of the Amended Facility Agreement remained in full force and effect.

On January 22, 2026, the Company received the final advance from Hanmi under the Amended Facility Agreement in the amount of $1.9 million resulting in a total of $11.9 million of advances under the Amended Facility Agreement.

On February 23, 2026, the Company and Hanmi entered into the Second Amended Facility Agreement, pursuant to which Hanmi provided an additional uncommitted facility for up to $11.1 million, administered through multiple advances for the purpose of the continued clinical development of tuspetinib and to fund operations of the Company. Advances under the Second Amended Facility Agreement may be provided in one or more (but no more than six advances) until May 31, 2026. No single advance shall be for an amount in excess of $2.0 million or for an amount that is less than $0.5 million. Additionally, Hanmi may cancel availability under the Second Amended Facility Agreement at any time without notice, acting solely at its discretion. Unpaid principal with respect to each advance shall accrue interest at a rate of 6% per annum. Amounts outstanding pursuant to the Second Amended Facility Agreement, including accrued and unpaid interest, are repayable in full on August 31, 2028.

On February 23, 2026, the Arrangement Agreement was amended and restated to among other things, extend the outside date for completing the Arrangement from March 15, 2026 to June 30, 2026. On March 31, 2026, shareholders of the Company approved the Arrangement at a special meeting of shareholders held for such purpose. In connection with the Arrangement, the Company will continue from the Canada Business Corporations Act to the Business Corporations Act (Alberta). The Arrangement is expected to close in the first half of 2026, subject to the satisfaction of customary closing conditions.

APTOSE BIOSCIENCES INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

(Tabular amounts in thousands of U.S. dollars, except as otherwise noted)

In February 2026, the Company entered into a letter of intent to lease new office space in San Diego, California. The lease is expected to commence in June 2026 for a term of 48 months. The lease payment is approximately $28,000 per month, with an annual escalation of 3% per year.

On March 3, 2026 and March 27, 2026, the Company received advances of $2.0 million on each of these dates from Hanmi under the Second Amended Facility Agreement resulting in a total of $4.0 million advances to date.