Form 10-Q
period 2026-03-31
Aptose Biosciences Inc.
filed 2026-05-13
CIK 882361

on

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 13, 2026, the registrant had 2,552,429 common shares outstanding.

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

Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others:

•
the Arrangement and its expected terms, benefits, timing and closing, including satisfaction of customary closing conditions, and the anticipated timing thereof;
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

More detailed information about risk factors and their underlying assumptions is included in our Annual Report on Form 10-K for the year ended December 31, 2025, under Item 1A – Risk Factors. Except as required under applicable securities legislation, we undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Interim Financial Statements

(Unaudited)

APTOSE BIOSCIENCES INC.

For the three months ended March 31, 2026 and 2025

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Financial Position

(Expressed in thousands of US dollars, except for common share data)

(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash	$1,020	$935
Restricted cash	3,085	3,161
Prepaid expenses	1,845	2,209
Other current assets	205	141
Total current assets	6,155	6,446

Non-current assets:
Property and equipment, net	2	4
Right-of-use assets, operating leases	71	175
Other long-term assets	4,495	3,387
Total non-current assets	4,568	3,566
Total assets	$10,723	$10,012

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$3,810	$2,911
Accrued liabilities	7,349	6,202
Current portion of lease liability, operating leases	80	193
Total current liabilities	11,239	9,306

Non-current liabilities:
Loan payable to related party	32,870	27,018
Interest on related party loan payable	1,286	855
Total non-current liabilities	34,156	27,873
Total liabilities	45,395	37,179

Shareholders’ deficit:
Share capital:
Common shares, no par value, unlimited authorized shares, 2,552,429 issued and outstanding as of March 31, 2026 and December 31, 2025	459,771	459,771
Additional paid-in capital	83,942	83,813
Accumulated other comprehensive loss	(4,316)	(4,316)
Accumulated deficit	(574,069)	(566,435)
Total shareholders’ deficit	(34,672)	(27,167)
Total liabilities and shareholders’ deficit	$10,723	$10,012

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

Going concern, see Note 2b.

Commitments and contingencies, see Note 6.

Related party transactions, see Note 7.

Subsequent events, see Note 11.

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Expressed in thousands of US dollars, except for common share and per common share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$—	$—
Operating expenses:
Research and development	3,621	2,364
General and administrative	3,561	3,097
Total operating expenses	7,182	5,461
Other income (expenses):
Other (expense) income, net	(19)	62
Interest expense, related party	(433)	(144)
Total other expenses	(452)	(82)
Net loss and comprehensive loss	$(7,634)	$(5,543)

Net loss per common share, basic and diluted	$(2.99)	$(2.61)

Weighted-average number of common shares outstanding, basic and diluted	2,552,429	2,126,287

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Deficit

(Expressed in thousands of US dollars, except for common share data)

(unaudited)

	Common Shares		Additional	Accumulated other
	Number	Amount	paid-in capital	comprehensive loss	Accumulated deficit	Total
Balance, December 31, 2025	2,552,429	$459,771	$83,813	$(4,316)	$(566,435)	$(27,167)
Stock-based compensation	—	—	129	—	—	129
Net loss and comprehensive loss	—	—	—	—	(7,634)	(7,634)
Balance, March 31, 2026	2,552,429	$459,771	$83,942	$(4,316)	$(574,069)	$(34,672)

Balance, December 31, 2024	2,006,028	$457,404	$83,336	$(4,316)	$(540,967)	$(4,543)
Common shares issued under 2025 ATM Facility	137,000	828	—	—	—	828
Common shares issued pursuant to Hanmi debt conversion	409,063	1,538	—	—	—	1,538
Common shares issued under the ESPP	338	1	—	—	—	1
Stock-based compensation	—	—	326	—	—	326
Net loss and comprehensive loss	—	—	—	—	(5,543)	(5,543)
Balance, March 31, 2025	2,552,429	$459,771	$83,662	$(4,316)	$(546,510)	$(7,393)

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in thousands of US dollars)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,634)	$(5,543)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	129	326
Depreciation of property and equipment	2	3
Noncash operating lease expense	104	96
Interest on lease liabilities	3	13
Interest on loan payable to related party	433	145
Unrealized gain on short-term investment	—	(2)
Change in operating assets and liabilities:
Prepaid expenses	364	301
Other assets	(1,172)	296
Change in operating lease liability	(116)	(113)
Accounts payable	899	1,132
Accrued liabilities	1,147	551
Cash used in operating activities	(5,841)	(2,795)
Cash flows from investing activities:
Cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from loan payable with related party	5,850	—
Issuance of common shares under 2025 ATM Facility	—	828
Issuance of common shares under the ESPP	—	1
Cash provided by financing activities	5,850	829
Effect of exchange rate fluctuations on cash	—	2
Increase (decrease) in cash and restricted cash	$9	$(1,964)
Cash and restricted cash, beginning of period	$4,096	$6,707
Cash and restricted cash, end of period	$4,105	$4,743

Supplemental disclosures of non-cash financing activities:
Conversion of loan payable with related party to common shares	$—	$1,538

The accompanying notes are an integral part of these condensed consolidated interim financial statements (unaudited).

APTOSE BIOSCIENCES INC.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

Three months ended March 31, 2026 and 2025

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

2.
Significant accounting policies
a.
Reverse stock split

On February 26, 2025, the Company effected a 1-for-30 reverse stock split of its Common Shares (the "Reserve Stock Split"). The par value and the authorized shares of the Common Shares were not adjusted as a result of the Reverse Stock Split. All of the Company’s issued and outstanding common shares ("Common Shares"), stock options and warrants have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

b.
Basis of presentation - going concern

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") for interim financial statements and the rules and regulations of the Securities and Exchange Commission ("SEC") related to quarterly reports filed on Form 10-Q, assuming the Company will continue as a going concern. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company's ability to continue as a going concern exists. As of the filing date, the Company does not have sufficient cash to fund operations and relies on advances made by Hanmi (as defined below).

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

The Company incurred a net loss of $7.6 million for the three months ended March 31, 2026. As of March 31, 2026, the Company had an accumulated deficit of $574.1 million; cash and restricted cash of $4.1 million; current assets less current liabilities of negative $5.1 million; and shareholder's deficit of $34.7 million. The Company's cash needs for the twelve months subsequent to the issuance of these financial statements include estimates of the number of patients and rate of enrollment in its clinical trials, the amount of drug product the Company will require to support its clinical trials and general corporate overhead costs to support its operations. The Company has based these estimates on assumptions and plans that may change and could impact the magnitude and/or timing of operating expenses and its cash runway.

Management recognizes that in order to meet capital requirements and to continue operations, additional financing will be necessary (see Notes 7 and 8). The Company plans to raise additional funds to fund its business operations through debt or other financing activities. Management continues considering other options for raising capital including debt, through collaborations or reorganization to reduce operational expenses. However, given the decrease in the share price, the Company's delisting from Nasdaq, as well as the difficulty for micro-cap market capitalization companies to raise significant capital, the Company may be unable to access financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

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

As discussed in Note 7 below, on November 18, 2025, the Company entered into an Arrangement Agreement, as amended on February 23, 2026, to which Hanmi Purchaser will acquire all of the issued and outstanding Common Shares of the Company that are not currently owned or controlled by the Hanmi Purchasers or their respective affiliates, for a consideration of C$2.41 in cash for each Common Share of the Company. However, the completion of the Arrangement is dependent on the Company’s ability to satisfy all customary closing conditions. The outcome of this matter cannot be predicted at this time.

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
Significant accounting policies, estimates and judgments

No changes to the Company's significant accounting policies occurred during the three months ended March 31, 2026 as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 31, 2026.

The preparation of the unaudited condensed consolidated interim financial statements requires management to make judgments, estimates and assumptions that affect the application of accounting policies and reported amounts of assets and liabilities at the date of the unaudited condensed consolidated interim financial statements and reported amounts of revenue and expenses during the reporting period. Actual outcomes could differ from those estimates. The unaudited condensed consolidated interim financial statements include estimates, which, by their nature, are uncertain, including estimates surrounding accrued research and development expenses. The impacts of such estimates are pervasive throughout the unaudited condensed consolidated interim financial statements and may require accounting adjustments based on future occurrences. The estimates and underlying assumptions are reviewed on a regular basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected.

e.
Foreign currency

The functional and presentation currency of the Company is the U.S. dollar.

f.
Concentration of risk

The Company is subject to credit risk from its cash and restricted cash. The carrying amount of the financial assets represents the maximum credit exposure. The Company manages credit risk associated with its cash and restricted cash by maintaining minimum standards of R1‑low or A‑low investments. The Company invests only in highly rated corporations and treasury bills, which are capable of prompt liquidation.

g.
Recent accounting pronouncements

The Company adopted no new accounting pronouncements during the three months ended March 31, 2026. Various accounting standards and interpretations were issued recently, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

3.
Restricted cash

Restricted cash consists of deposits in operating accounts and reflects the balance of unspent proceeds associated with the loan payable to related party. As of March 31, 2026, the restricted cash balance was $3.1 million (December 31, 2025 - $3.2 million).

On August 27, 2024, the Company and Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) entered into a loan agreement, pursuant to which Hanmi agreed to loan $10.0 million to the Company (the “Hanmi Loan Agreement”). Under the terms of the Hanmi Loan Agreement, the loan proceeds are restricted in their use and must be used for tuspetinib-related business operation purposes, unless otherwise authorized by Hanmi. The use of the funds is also contingent upon the Company meeting specific manufacturing and clinical milestones. As of March 31, 2026, the restricted cash pursuant to the Hanmi Loan Agreement was fully utilized and no unspent proceeds associated with the Hanmi Loan Agreement remained. See Note 7: Related party transactions.

On June 18, 2025, the Company and Hanmi entered into a facility agreement (the "Hanmi Facility Agreement"), pursuant to which Hanmi provided an uncommitted facility for up to $8.5 million, administered through multiple advances for the purpose of the continued clinical development of tuspetinib and to fund operations of the Company. Advances under the Hanmi Facility Agreement may be provided in one or more (but no more than five advances) until December 31, 2025. No single advance shall be for an amount in excess of $2.5 million. As of March 31, 2026, the restricted cash pursuant to the Hanmi Facility Agreement was fully utilized and no unspent proceeds associated with the Hanmi Facility Agreement remained. See Note 7: Related party transactions.

On September 22, 2025, the Company and Hanmi entered into an amended facility agreement (the "Amended Facility Agreement"), which amended and restated the Hanmi Facility Agreement entered into on June 18, 2025, pursuant to which Hanmi provided an additional uncommitted facility for up to $11.9 million, administered through multiple advances for the purpose of the continued clinical development of tuspetinib and to fund operations of the Company. Advances under the Amended Facility Agreement may be provided in one or more (but no more than eight advances) until December 31, 2025, subsequently extended to January 31, 2026. No single advance shall be for an amount in excess of $2.0 million or for an amount that is less than $0.5 million. As of March 31, 2026, the restricted cash pursuant to the Amended Facility Agreement was fully utilized and no unspent funds associated with the Amended Facility Agreement remained. See Note 7: Related party transactions.

On February 23, 2026, the Company and Hanmi entered into a second amended facility agreement (the "Second Amended Facility Agreement"), which amended and restated the Hanmi Facility Agreement entered into on June 18, 2025 and the Amended Facility Agreement entered into on September 22, 2025, pursuant to which Hanmi provided an additional uncommitted facility for up to $11.1 million, administered through multiple advances for the purpose of the continued clinical development of tuspetinib and to fund operations of the Company. Advances under the Second Amended Facility Agreement may be provided in one or more (but no more than six advances) until May 31, 2026. No single advance shall be for an amount in excess of $2.0 million or for an amount that is less than $0.5 million. Additionally, Hanmi may cancel availability under the Second Amended Facility Agreement at any time without notice, acting solely at its discretion. The restricted cash balance of $3.1 million reflects the balance as of March 31, 2026 of the unspent funds associated with the Second Amended Facility Agreement. See Note 7: Related party transactions. Also see Note 11: Subsequent events.

4.
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

The Company did not have any assets as of March 31, 2026 and December 31, 2025 that are measured at fair value on a recurring basis.

The following table presents the fair value of the Company's liabilities that are not measured at fair value on a recurring basis for the periods presented:

	March 31, 2026	Level 1	Level 2	Level 3
Liabilities
Loan payable to related party	$21,355	$—	$21,355	$—
Interest on related party loan payable	835	—	835	—
Total	$22,190	$—	$22,190	$—

	December 31, 2025	Level 1	Level 2	Level 3
Liabilities
Loan payable to related party	$17,556	$—	$17,556	$—
Interest on related party loan payable	555	—	555	—
Total	$18,111	$—	$18,111	$—

The fair value of the loan payable to related party and interest on related party loan payable were determined by discounting the expected future cash flows based on the current rate for a liability with similar terms and maturities and is categorized as Level 2 in the fair value hierarchy.

5.
Accrued liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2026	2025
Accrued personnel-related costs	$3,265	$2,868
Accrued research and development expenses	3,807	3,242
Other accrued expenses	277	92
Total	$7,349	$6,202

6.
Commitments and contingencies

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

7.
Related party transactions

Plan of Arrangement

On November 18, 2025, the Company entered into a definitive arrangement agreement, as amended or restated from time to time (the “Arrangement Agreement”), with Hanmi and HS North America Ltd., a wholly owned subsidiary of Hanmi (“Hanmi Purchaser” and together with Hanmi, the "Hanmi Purchasers") pursuant to a plan of arrangement of the Company under the Canada Business Corporations Act (the "Arrangement") whereby Hanmi Purchaser will acquire all of the issued and outstanding Common Shares of the Company that are not currently owned or controlled by the Hanmi Purchasers or their respective affiliates. Pursuant to the Arrangement, each shareholder of the Company will receive an amount in cash equal to C$2.41 for each Common Share of the Company held by such shareholder. All incentive securities and warrants of the Company, whether vested or unvested, outstanding on the effective date of the Arrangement shall be deemed (i) cancelled and/or (ii) surrendered and cancelled, and each holder of options, restricted stock units or warrants shall cease to be a holder of such options, restricted stock units or warrants. Following the completion of the Arrangement, the Company’s securities will be delisted from the Toronto Stock Exchange.

On February 23, 2026, the Arrangement Agreement was amended and restated to, among other things, extend the outside date for completing the Arrangement from March 15, 2026 to June 30, 2026. On March 31, 2026, shareholders of the Company approved the Arrangement at a special meeting of shareholders held for such purpose. In addition, in connection with the Arrangement, shareholders of the Company approved to continue the Company from the Canada Business Corporations Act to the Business Corporations Act (Alberta), and such continuance was effected on March 31, 2026. The Arrangement is expected to close in May 2026, subject to the satisfaction of customary closing conditions and certain Korean regulatory approvals.

Transactions with Hanmi Pharmaceutical Co. Ltd.

On February 23, 2026, the Company and Hanmi entered into the Second Amended Facility Agreement, pursuant to which Hanmi provided an additional uncommitted facility ("Facility #3") for up to $11.1 million, administered through multiple advances for the purpose of the continued clinical development of tuspetinib and to fund operations of the Company. Advances under the Second Amended Facility Agreement may be provided in one or more (but no more than six advances) until May 31, 2026. No single advance shall be for an amount in excess of $2.0 million or for an amount that is less than $0.5 million. Additionally, Hanmi may cancel availability under the Second Amended Facility Agreement at any time without notice, acting solely at its discretion. Any amounts repaid under the Second Amended Facility Agreement may not be re-borrowed. As of March 31, 2026, Aptose received a total of $4.0 million under the Second Amended Facility Agreement with additional advances received subsequent to March 31, 2026 (see Note 11). Amounts outstanding pursuant to the Second Amended Facility Agreement, including accrued and unpaid interest, are repayable in full on August 31, 2028. Unpaid principal with respect to each advance shall accrue interest at a rate of 6% per annum.

Pursuant to the Second Amended Facility Agreement, the Second Amended Facility Agreement effectively replaced the Hanmi Facility Agreement and Amended Facility Agreement. The Company evaluated whether the Facility #3 transaction resulted in a debt modification or extinguishment to Facility #1 (uncommitted facility pursuant to Hanmi Facility Agreement) and Facility #2 (uncommitted facility pursuant to Amended Facility Agreement) in accordance with ASC 470-50, Debt – Modifications and Extinguishments. The amendments to Facility #1 and Facility #2 were accounted for as a debt modification since the amendment did not result in substantially different terms as the present value of the cash flows pursuant to the revised terms is less than 10% different from the remaining cash flows under the terms of the original agreement.

During the three months ended March 31, 2026 and 2025, Aptose recognized interest expense of $0.4 million and $0.1 million, respectively, and paid nil in interest during both periods pursuant to the Hanmi Loan Agreement, Hanmi Facility Agreement, Amended Facility Agreement and Second Amended Facility Agreement. As of March 31, 2026 and December 31, 2025, accrued interest on the related party loan payable was $1.3 million and $0.9 million, respectively, with such amounts classified as a long-term liability given unpaid interest is due on August 31, 2028.

Pursuant to the Hanmi Facility Agreement, Amended Facility Agreement and Second Amended Facility Agreement, the Company granted a first ranking general security interest to Hanmi over all present and after acquired personal property, including over all inventory of drug substances and drug products that the Company has purchased or manufactured or will purchase or manufacture, and the Tuspetinib Licensing Agreement and all tuspetinib clinical trial data.

As of March 31, 2026, Hanmi held 508,710 Common Shares and 77,972 warrants to purchase Common Shares at an exercise price of $51.30 per Common Share of Aptose. Also see Note 8: Share capital.

8.
Share capital

The Company has authorized an unlimited number of Common Shares.

a.
Equity issuances:

2025 Committed Equity Facility

On February 7, 2025, the Company and Keystone Capital Partners, LLC ("Keystone") entered into a purchase agreement (the "Purchase Agreement"), which provides that subject to the terms and conditions set forth therein, the Company may sell to Keystone up to the lesser of (i) $25 million of the Common Shares and (ii) 19.99% of the Common Shares outstanding as of the date of the Purchase Agreement (subject to certain exceptions provided in the Purchase Agreement) (the “Total Commitment”), from time to time during the two-year term of the Purchase Agreement. Additionally, on February 7, 2025, the Company and Keystone entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of Common Shares that are issued to Keystone under the Purchase Agreement. Upon entering into the Purchase Agreement, the Company agreed to issue to Keystone an aggregate of 8,020 Common Shares (the “Commitment Shares”) as consideration for Keystone’s commitment to purchase Common Shares upon the Company’s direction under the Purchase Agreement. As the registration statement has not been declared effective by the SEC, the Commitment Shares have not been issued. The Company also agreed to pay Keystone up to $25,000 for its reasonable expenses under the Purchase Agreement.

2025 At-The-Market Facility

On February 3, 2025, the Company and A.G.P./Alliance Global Partners (“AGP”) entered into a sales agreement whereby the Company may, from time to time, sell Common Shares having an aggregate offering value of up to $1.0 million through AGP on Nasdaq (the “2025 ATM Facility”). Costs associated with the proceeds consist of 3% cash commission. During the three months ended March 31, 2025, the Company issued 137,000 Common Shares under the 2025 ATM Facility at an average price of $7.31 per share for gross proceeds of $1.0 million ($0.8 million net of share issuance costs).

b.
Loss per share:

Loss per Common Share is calculated using the weighted average number of Common Shares outstanding and is presented in the table below:

	Three Months Ended March 31,
	2026	2025
Net loss	$(7,634)	$(5,543)
Weighted-average number of common shares outstanding, basic and diluted	2,552,429	2,126,287
Net loss per common share, basic and diluted	$(2.99)	$(2.61)

The effect of any potential exercise of the Company’s stock options and warrants outstanding during the three months ended March 31, 2026 and 2025 has been excluded from the calculation of diluted loss per common share as it would be anti‑dilutive.

9.
Warrants

A summary of warrant activity during the three months ended March 31, 2026 is as follows:

	Common shares issuable upon exercise	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2025	1,267,585	$22.40	3.3
Forfeited/expired	(128,500)	34.50
Outstanding as of March 31, 2026	1,139,085	$21.04	3.4
Exercisable as of March 31, 2026	1,139,085	$21.04	3.4

The following table shows the number of outstanding warrants by exercise price and date of expiration as of March 31, 2026:

Shares Issuable Upon Exercise	Exercise Price	Expiration Date

18,084	$64.13	January 30, 2028
188,174	$51.30	January 30, 2029
77,972	$51.30	January 31, 2029
6,423	$43.13	June 3, 2029
128,500	$34.50	September 5, 2029
666,599	$6.00	November 25, 2029
53,333	$8.25	November 25, 2029
1,139,085

Upon full exercise of all the warrants exercisable as of March 31, 2026, the Company would issue an additional 1,139,085 of its Common Shares, which could have a dilutive effect on existing shareholders.

10.
Stock‑based compensation

All references in this report to historical Common Share prices, numbers of Common Shares, stock options, warrants and earnings per share calculations have been presented to reflect the effect of the Reverse Stock Split.

a.
Stock option plan

In June 2021, the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”), which replaced the 2015 Stock Incentive Plan and Share Option Plan ("Prior Stock Plans"). The 2021 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents. The 2021 Plan was established to enable the Company to attract and retain employees, officers, consultants and directors. As of March 31, 2026, there were 473,172 shares available for future issuance under the 2021 Plan.

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

Stock option activity for the three months ended March 31, 2026 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2025	37,370	$1,159.30	—
Forfeited/Expired	(287)	1,234.41	—
Outstanding as of March 31, 2026	37,083	$1,156.84	5.4
Exercisable as of March 31, 2026	32,212	$1,299.89	5.1
Vested and expected to vest as of March 31, 2026	35,893	$1,188.86	5.3

As of March 31, 2026, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over an estimated weighted-average period of 0.9 years.

In the event stock options are granted, the Company uses historical data to estimate the expected dividend yield and expected volatility of its Common Shares in determining the fair value of stock options. The expected life of the options would represent the estimated length of time the options are expected to remain outstanding. The risk-free interest rate would be based on the U.S. Treasury yield for a period of time consistent with the expected term of the option in effect at the time of grant. During the three months ended March 31, 2026 and 2025, no stock options were granted.

Under the 2021 Plan, the Board may grant stock-based awards consisting of restricted stock units or dividend equivalents to employees, officers, consultants, independent contractors, advisors and non-employee directors of the Company. Each restricted stock unit ("RSU") is automatically redeemed for one Common Share of the Company upon vesting. During the three months ended March 31, 2026 and 2025, no RSUs were granted.

b. Employee stock purchase plan

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

c.
Share-based compensation expense

The Company recorded share-based compensation expense related to stock options as follows:

	Three Months Ended March 31,
	2026	2025
Research and development	$51	$141
General and administrative	78	185
	$129	$326

11.
Subsequent events

On April 16, 2026 and May 6, 2026, the Company received advances of $1.1 million and $2.0 million, respectively, from Hanmi under the Second Amended Facility Agreement resulting in a total of $7.1 million advances to date.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this management’s discussion and analysis, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion should be read in conjunction with our unaudited condensed consolidated interim financial statements and accompanying notes thereto contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and with our audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

All amounts are expressed in United States dollars unless otherwise stated.

OVERVIEW

Aptose Biosciences Inc. (“Aptose,” the “Company,” “we,” “us,” or “our”) is a science-driven clinical stage biotechnology company dedicated to developing and commercializing precision medicines addressing unmet clinical needs in oncology, with an initial focus on hematology. The Company's small molecule cancer therapeutics pipeline includes products designed to provide single-agent efficacy and to boost the effectiveness of other anti-cancer therapies and regimens without overlapping toxicities. The Company’s executive offices are located in San Diego, California, and our head office is located in Toronto, Canada.

Plan of Arrangement

On November 18, 2025, the Company entered into a definitive arrangement agreement, as amended and restated from time to time (the “Arrangement Agreement”), with Hanmi and HS North America Ltd., a wholly owned subsidiary of Hanmi (“Hanmi Purchaser” and together with Hanmi, the "Hanmi Purchasers") pursuant to a plan of arrangement of the Company under the Canada Business Corporations Act (the "Arrangement") whereby Hanmi Purchaser will acquire all of the issued and outstanding Common Shares of the Company that are not currently owned or controlled by the Hanmi Purchasers or their respective affiliates. Pursuant to the Arrangement, each shareholder of the Company will receive an amount in cash equal to C$2.41 for each Common Share of the Company held by such shareholder. All incentive securities and warrants of the Company, whether vested or unvested, outstanding on the effective date of the Arrangement shall be deemed (i) cancelled and/or (ii) surrendered and cancelled, and each holder of options, restricted stock units or warrants shall cease to be a holder of such options, restricted stock units or warrants. Following the completion of the Arrangement, the Company’s securities will be delisted from the Toronto Stock Exchange.

On February 23, 2026, the Arrangement Agreement was amended and restated to, among other things, extend the outside date for completing the Arrangement from March 15, 2026 to June 30, 2026. On March 31, 2026, shareholders of the Company approved the Arrangement at a special meeting of shareholders held for such purpose. In addition, in connection with the Arrangement, shareholders of the Company approved to continue the Company from the Canada Business Corporations Act to the Business Corporations Act (Alberta), and such continuance was effected on March 31, 2026. The Arrangement is expected to close in May 2026, subject to the satisfaction of customary closing conditions and certain Korean regulatory approvals.

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

Aptose is conducting a Phase 1/2 clinical trial (TUSCANY Study) to develop tuspetinib in a TUS+VEN+HMA triplet drug combination to treat newly diagnosed AML patients currently in the United States only. The tuspetinib-based TUS+VEN+AZA triplet frontline combination therapy in newly diagnosed AML patients at the 40 mg initial dose of TUS already has achieved complete remissions (“CRs” and often referred to as “complete responses”) and MRD-negativity (no measurable residual disease) in difficult-to-treat AML patients, and these patients have experienced no significant safety concerns or dose-limiting toxicities to date. Following enrollment of the 40 mg TUS dose level, the dose was escalated to 80 mg TUS with the TUS+VEN+AZA triplet in a separate set of patients. The 80 mg dose level completed enrollment and demonstrated continued safety and CRs. Following the 80 mg dose level, the dose was escalated to 120 mg in a new set of patients in the TUS+VEN+AZA triplet. As of June 30, 2025, 10 patients have been enrolled across the three dose levels. On August 6, 2025, Aptose announced an escalation from the 120 mg TUS dose to the 160 mg TUS dose, based on its favorable review of safety and efficacy data from patients in the first three cohorts (40 mg, 80 mg, and 120 mg TUS dose levels) of the trial. Since that time, the 160 mg TUS dose level as part of the TUS+VEN+AZA triplet dose escalation has been completed, and we initiated two dose levels (80mg TUS and 160 mg TUS) of the dose expansion phase of the triplet trial to achieve up to 10 safety evaluable patients total on each of those dose levels. Upon completion of the 80 mg and 160 mg expansion cohorts, we may consider expanding additional dose levels. This expansion effort is designed to select the optimal doses for advancement into Phase 2/3 clinical trials. As the ongoing TUSCANY study matures, we expect to continue delivering additional important clinical data (CR and MRD negativity rates, safety, and survival) over the next 6 to 12 months. An update on the TUSCANY clinical findings was made publicly available on Tuesday May 12, 2025, at which time an abstract entitled “TUSCANY Study of Safety and Efficacy of Tuspetinib plus Standard of Care Venetoclax and Azacitidine in Study Participants with Newly Diagnosed AML Ineligible for Induction Chemotherapy” submitted to the European Hematology Association (EHA) 2026 Congress was made publicly available. A further update will be provided publicly during the EHA2026 Congress in June 2026, as the abstract has been selected by the Scientific Program Committee for an oral presentation.

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

Collectively, the clinical safety and efficacy data with TUS single agent and TUS+VEN doublet in R/R AML patients positioned tuspetinib for development as the TUS+VEN+HMA triplet in newly diagnosed AML patients. Newly diagnosed AML patients are VEN-naïve, FLT3i-naïve, and HMA-naïve – this patient population is expected to be highly responsive to a tuspetinib-containing triplet therapy. Based on the safety and efficacy profile of tuspetinib, we believe that tuspetinib as part of the TUS+VEN+HMA triplet, if approved, could establish a new standard of care therapy for newly diagnosed patients with mutated or unmutated FLT3 and in patients with other adverse genetic abnormalities. These beliefs and expectations regarding potential patient treatment and commercial opportunities are forward looking statements that are based on management’s current assumptions and estimates, which are subject to change, and there can be no assurance that tuspetinib will ever be approved or successfully commercialized, or that, if approved and commercialized, it will ever generate significant revenues. See our “Risk Factors – “We are an early-stage development company with no revenues from product sales” and “We have a history of operating losses. We expect to incur net losses, and we may never achieve or maintain profitability” in our Annual Report on Form 10-K filed with the SEC on March 31, 2026.

As a consequence of the Arrangement Agreement between Aptose and Hanmi, Aptose is not permitted to pursue the further development of the Luxeptinib (“LUX”; or CG-806”) program. Aptose has returned, effective April 30, 2026, the LUX program and all associated rights, materials, data, and intellectual property to CrystalGenomics Invites (CGI) so that CGI may pursue business development opportunities with other identified parties.

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
Febrile neutropenia was reported in 2 subjects (16.7%), with 1 subject related to TUS
•
At the recently enrolled 160 mg dose level, preliminary findings show patients achieving early blast clearance with MRD-negativity and formal responses in the first few weeks of treatment (not included in poster data cut)

On October 16, 2025, Aptose announced that Tuspetinib had exceeded expectations when combined with standard of care treatment across diverse populations of newly diagnosed AML. Aptose announced that data from the ongoing TUSCANY trial of tuspetinib in combination with venetoclax and azacitidine (TUS+VEN+AZA) were presented in a poster presentation, entitled “TUSCANY Study of Safety and Efficacy of Tuspetinib plus Standard of Care Venetoclax and Azacitidine in Study Participants with Newly Diagnosed AML Ineligible for Induction Chemotherapy,” at the European School of Haematology (ESH) 7th International Conference on Acute Myeloid Leukemia “Molecular and Translational”: Advances in Biology and Treatment, which was held from October 16-18, 2025 in Estoril, Portugal. Data to date from 10 patients in the TUSCANY trial across all three cohorts, 40 mg, 80 mg or 120 mg TUS dose in TUS+VEN+AZA, reveal promising clinical safety and antileukemic activity and support the use of TUS with standard of care treatment across a broad range of AML populations, including those carrying adverse mutations regardless of FLT3 mutation status.

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

On August 6, 2025, Aptose announced that the Cohort Safety Review Committee (the "CSRC") monitoring Aptose’s Phase 1/2 TUSCANY trial of TUS in combination with standard of care dosing of venetoclax and azacitidine (TUS+VEN+AZA triplet) approved escalating from 120 mg TUS dose to 160 mg TUS dose based on its favorable review of safety and efficacy data from patients in the first three cohorts (40 mg, 80 mg, and 120 mg TUS dose levels) of the trial. Enrollment is open for dosing subjects at the 160 mg TUS dose level.

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

The TUS+VEN+AZA triplet is being developed as a mutation-agnostic frontline therapy to treat large, mutationally diverse populations of newly diagnosed AML patients who are ineligible to receive induction chemotherapy. The data presented revealed complete responses across patients with diverse mutations, including TP53-mutated/CK AML and FLT3-wildtype AML patients. TUS could have a significant commercial opportunity in the largest markets and the most challenging of AML cases, following regulatory clearance.

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

Key Findings included:

•
As of June 30, 2025, ten newly diagnosed AML patients had received the TUS+VEN+AZA combination:
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
o
It being too early in treatment for final MRD assessment
•
At the 120 mg TUS dose level (n=3):
o
All three patients at the 120 mg TUS dose level remain on therapy
o
All three patients (100%) already achieved composite complete remissions (CR and CRi)
o
It being too early in treatment for formal MRD assessments
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

Other Corporate Matters

TSX Notification Regarding Continued Listing

On September 23, 2025, the Company received a letter from the TSX indicating that it is reviewing its eligibility for continued listing of its Common Shares on the TSX pursuant to Part VII of the TSX Company Manual (the "Manual"). The Company was granted 120 days to comply with all requirements for continued listing. If the Company could not demonstrate that it met all requirements set out in Part VII of the Manual on or before January 22, 2026, the Company's Common Shares would be delisted 30 days from such date.

In response to submissions made on behalf of the Company, on January 15, 2026, the Company received an additional letter from the TSX indicating that the Continued Listing Committee of the TSX had decided to defer its delisting decision until no later than March 23, 2026. If TSX determined to delist the securities, the TSX would also determine whether trading in the securities should be suspended or not.

In response to additional submissions made on behalf of the Company, on March 18, 2026, the Company received another letter from the TSX indicating that the Continued Listing Committee of the TSX had decided to defer its delisting decision until no later than April 17, 2026. If TSX determines to delist the securities, the TSX would also determine whether trading in the securities should be suspended or not.

In response to further submissions made on behalf of the Company, on April 17, 2026, the Company received another letter from the TSX indicating that the Continued Listing Committee of the TSX had decided to defer its delisting decision until no later than May 18, 2026. If TSX determines to delist the securities, the TSX will also determine whether trading in the securities should be suspended or not.

LIQUIDITY AND CAPITAL RESOURCES

We are an early-stage development company, and we currently do not generate any revenues from our drug candidates. The continuation of our research and development activities and the commercialization of the targeted therapeutic products depend on our ability to successfully finance and complete our research and development programs through a combination of equity financing and payments from strategic partners. We currently have no significant sources of payments from strategic partners. We have fully utilized our advances in the amount of $8.5 million available under the Hanmi Facility Agreement and $11.9 million under the Amended Facility Agreement. However, on February 23, 2026, we and Hanmi entered into the Second Amended Facility Agreement, pursuant to which Hanmi provided an additional uncommitted facility of up to $11.1 million, administered through multiple advances for the purpose of the continued clinical development of tuspetinib and to fund our operations. Advances under the Second Amended Facility Agreement may be provided in one or more (but no more than six advances) until May 31, 2026. No single advance shall be for an amount in excess of $2.0 million or for an amount that is less than $0.5 million. Amounts outstanding pursuant to the Second Facility Agreement are repayable in full on August 31, 2028. We have received a total of $7.1 million from all advances under the Second Amended Facility Agreement as of the date of this filing. It should be noted that the facility is uncommitted, and Hanmi may cancel availability under the Second Amended Facility Agreement at any time without notice, acting solely at its sole discretion. As of the filing date, we do not have sufficient cash to fund operations and rely on advances made by Hanmi.

Sources of liquidity:

The following table presents our cash and restricted cash, working capital and shareholders' deficit as of March 31, 2026 and December 31, 2025.

(in thousands)	Balances at March 31, 2026	Balances at December 31, 2024
Cash and restricted cash	$4,105	$4,096

Working capital	$(5,084)	$(2,860)
Total shareholders’ deficit	$(34,672)	$(27,167)

Working capital is a non-GAAP measure and represents primarily cash and restricted cash, prepaid expenses and other current assets less current liabilities. This financial measure provides a fuller understanding of the Company’s capital available to fund future operations. We use certain measures that are not defined by GAAP to evaluate various aspects of our business. These non-GAAP financial measures are intended to provide additional information only and do not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP.

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

We incurred a net loss of $7.6 million for the three months ended March 31, 2026 and $5.5 million. As of March 31, 2026, we had an accumulated deficit of $574.1 million; cash and restricted cash of $4.1 million; current assets less current liabilities of negative $5.1 million; and shareholders' deficit of $34.7 million. Our cash needs for the twelve months subsequent to the issuance of these financial statements include estimates of the number of patients and rate of enrollment in our clinical trials, the amount of drug product we will require to support our clinical trials and general corporate overhead costs to support our operations. We have based these estimates on assumptions and plans that may change and could impact the magnitude and/or timing of operating expenses and our cash runway.

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

Our ability to raise additional funds has been affected by adverse market conditions, the status of our product pipeline, delays in enrollment in our trial, and various other factors and we may be unable to raise capital when needed, or on terms favorable to us. If debt or equity financing is unable to be secured, we may need to resort to other means of protecting our assets in the best interests of our shareholders, including foreclosure or forced liquidation and/or seeking creditors’ protection.

The conditions mentioned above raise substantial doubt about our ability to continue as a going concern. See “Going Concern Risk” in Item II, Part IA below. The accompanying unaudited condensed consolidated interim financial statements do not reflect any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we are unable to continue as a going concern; these types of adjustments could be material.

2025 Committed Equity Facility

On February 7, 2025, the Company and Keystone entered into a purchase agreement (the "Purchase Agreement"), which provides that subject to the terms and conditions set forth therein, the Company may sell to Keystone up to the lesser of (i) $25 million of the Common Shares and (ii) 19.99% of the Common Shares outstanding as of the date of the Purchase Agreement (subject to certain exceptions provided in the Purchase Agreement) (the “Total Commitment”), from time to time during the two year term of the Purchase Agreement. Additionally, on February 7, 2025, the Company and Keystone entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of Common Shares that are issued to Keystone under the Purchase Agreement. Upon entering into the Purchase Agreement, the Company agreed to issue to Keystone an aggregate of 8,020 Common Shares (the “Commitment Shares”) as consideration for Keystone’s commitment to purchase Common Shares upon the Company’s direction under the Purchase Agreement. As the registration statement has not been declared effective by the SEC, the Commitment Shares have not been issued. The Company also agreed to pay Keystone up to $25,000 for its reasonable expenses under the Purchase Agreement.

2025 At-The-Market Facility

On February 3, 2025 the Company and A.G.P./Alliance Global Partners (“AGP”) entered into a sales agreement whereby the Company may from time to time, sell Common Shares having an aggregate offering value of up to $1.0 million through AGP on Nasdaq (the “2025 ATM Facility”). Costs associated with the proceeds consist of 3% cash commission. During the three months ended March 31, 2025, the Company issued 137,000 Common Shares under the 2025 ATM Facility at an average price of $7.31 per share for gross proceeds of $1.0 million ($0.8 million net of share issuance costs).

Cash flows:

The following table presents a summary of our cash flows for the three months ended March 31, 2026 and 2025:

(in thousands)	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(5,841)	$(2,795)
Investing activities	—	—
Financing activities	5,850	829
Effect of exchange rates changes on cash and restricted cash	—	2
Increase (decrease) in cash and restricted cash	$9	$(1,964)

Cash flows from operating activities

Our cash used in operating activities for the three months ended March 31, 2026 and 2025 was approximately $5.8 million and $2.8 million, respectively.

Net cash used in operating activities increased during the three months ended March 31, 2026, compared to the same period in 2025. This was primarily due to an increase in operating expenses, as well as an increase in other assets during the current period compared to a decrease in other assets in the prior period. Our uses of cash for operating activities for both periods consisted primarily of salaries and wages for our employees, facility and facility-related costs for our offices, fees paid to contract research organizations and pass-through expenses paid in connection with preclinical and clinical studies, drug manufacturing costs, laboratory supplies and materials, and professional fees.

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

Cash flows from investing activities

We did not have any cash flows from investing activities for the three months ended March 31, 2026 and 2025.

Cash flows from financing activities

Our cash flow provided by financing activities for the three months ended March 31, 2026 was $5.9 million, consisting of $5.9 million of advances under the Hanmi Facility Agreements.

Our cash flow provided by financing activities for the three months ended March 31, 2025 was $0.8 million, consisting primarily of $0.8 million from the issuance of Common Shares under the 2025 ATM.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS DESCRIBED UNDER ITEM 7

There were no material changes to our contractual obligations and commitments described under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which can be found on EDGAR at www.sec.gov/edgar.shtml and on SEDAR+ at www.sedarplus.ca.

RESULTS OF OPERATIONS

A summary of the results of operations for the three months ended March 31, 2026 and 2025 is presented below:

	Three Months Ended March 31,
(in thousands, except per common share data)	2026	2025
Revenue	$—	$—
Research and development expenses	3,621	2,364
General and administrative expenses	3,561	3,097
Total other (expenses) income	(452)	(82)
Net loss and comprehensive loss	$(7,634)	$(5,543)
Net loss per common share, basic and diluted	$(2.99)	$(2.61)

Net loss for the three months ended March 31, 2026 increased by $2.1 million to $7.6 million, as compared to $5.5 million for the comparable period in 2025. Components of net loss are presented below:

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

Our research and development expenses for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Program costs – Tuspetinib	$2,880	$1,479
Program costs – Luxeptinib	(5)	98
Personnel-related expenses	695	646
Stock-based compensation	51	141
Total	$3,621	$2,364

Research and development expenses increased by $1.2 million to $3.6 million for the three months ended March 31, 2026, as compared to $2.4 million for the comparable period in 2025. Changes to the components of our research and development expenses presented in the table above are primarily as a result of the following events:

•
Program costs for tuspetinib were $2.9 million for the three months ended March 31, 2026, compared with $1.5 million for the comparable period in 2025. The higher program costs for tuspetinib in the current period are attributable to increased costs associated with the TUSCANY study as we continue the advancement of tuspetinib.
•
Program costs for luxeptinib decreased by approximately $0.1 million during the three months ended March 31, 2026 compared to the comparable period in 2025 due to a decrease in clinical trial costs as the trial is being wound down.
•
Personnel-related expenses remained relatively consistent during the three months ended March 31, 2026 compared to the comparable period in 2025 as headcount for research and development personnel remained consistent between periods.
•
Stock-based compensation decreased by $0.1 million in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to stock options forfeited and/or vested in prior periods that are no longer being expensed resulting in lower expense in the current period.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and travel, as well as stock-based compensation for our executive, finance, business development, human resources, and support functions. Other general and administrative expenses include professional fees for auditing and legal services, investor relations and other consultants, insurance and facility-related expenses.

Our general and administrative expenses for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
General and administrative, excluding items below	$3,481	$2,908
Stock-based compensation	78	186
Depreciation of equipment	2	3
Total	$3,561	$3,097

General and administrative expenses for the three months ended March 31, 2026 were $3.6 million, as compared to $3.1 million for the comparable period in 2025, an increase of $0.5 million. The increase was primarily due to the following:

•
General and administrative expenses, other than stock-based compensation and depreciation of equipment, increased by approximately $0.6 million in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to increased professional fees and costs related to regulatory filings in the current period.
•
Stock-based compensation decreased by approximately $0.1 million in the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, due to stock options forfeited and/or vested in prior periods that are no longer being expensed resulting in lower expense in the current period.

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

Significant Accounting Judgments and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026.

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

Although management does not expect our estimates to be materially different from amounts actually incurred, if the estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in the Company reporting amounts that are too high or too low in any particular period. As of March 31, 2026, the Company has recorded $5.0 million in prepaid expenses and other long-term assets and $3.8 million in accrued liabilities related to its research and development activities. If the estimates are too high or too low by a factor of 10%, prepaid expenses and other long-term assets would be overstated or understated by approximately $0.5 million, and accrued liabilities would be overstated or understated by approximately $0.4 million. On a combined basis, this could mean an increase or decrease in research and development expenses by approximately $0.9 million. To date, there have been no material differences between the estimates of such expenses and the amounts actually incurred.

Other important accounting policies and estimates made by management are the valuation of tax accounts and the assumptions used in determining the valuation of share-based compensation, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Management’s assessment of our ability to continue as a going concern involves making a judgment, at a particular point in time, about inherently uncertain future outcomes and events or conditions. Please see the “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q for a discussion of the factors considered by management in arriving at its assessment.

Additional information

Additional information relating to the Company, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, can be viewed under the Company’s profile on SEDAR+ at www.sedarplus.ca, on the EDGAR section of the SEC’s website at www.sec.gov, or on the Company’s website at www.aptose.com. The information on or accessible through our website is not part of and is not incorporated by reference into this MD&A, and the inclusion of our website address in this MD&A is only for reference.

Updated share information

As of May 8, 2026, we had 2,552,429 Common Shares issued and outstanding. In addition, 37,083 Common Shares were issuable upon the exercise of outstanding stock options and 1,139,085 Common Shares issuable upon the exercise of outstanding warrants.

ITEM 3 – QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide this information.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of our fiscal quarter ended March 31, 2026, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of our fiscal quarter ended March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of March 31, 2026, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of March 31, 2026, our internal control over financial reporting was effective based on those criteria. We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Securities Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

FOR INFORMATION REGARDING FACTORS THAT COULD AFFECT THE COMPANY’S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY, SEE THE RISK FACTORS DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025, UNDER ITEM 1A – RISK FACTORS. ADDITIONS TO THE RISK FACTORS DISCLOSED UNDER ITEM 1A – RISK FACTORS OF THE ANNUAL REPORT INCLUDE:

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
•
our suppliers may change the terms of contracts with the company; and
•
our risk of not being able to meet the continued listing requirements of the TSX and the risk of not being able to meet the listing requirements of Nasdaq as part of the Company's plan to relist on Nasdaq.

GOING CONCERN RISK

The Company's financial statements have been prepared on a going concern basis under which the Company is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. However, as of the date of this filing, management does not believe that the Company’s cash balance is sufficient to meet its general working capital requirements and contractual obligations for the twelve months subsequent to the issuance of these financial statements. The Company does not have sufficient cash to fund operations and relies on advances made by Hanmi. The Company's future operations are dependent upon the identification and successful completion of equity or debt financing and the achievement of profitable operations at an indeterminate time in the future. There can be no assurances that the Company will be successful in completing additional equity or debt financing or in achieving profitability, or that such additional equity or debt financing will be completed on terms satisfactory to the Company and would be sufficient to satisfy any liquidity concerns related to the Company’s ability to continue as a going concern. Certain adverse conditions and material uncertainties cast doubt upon the ability of the Company to continue as a going concern without a significant restructuring and/or financing. These include:

•
the Company has cash-on-hand of approximately $4.5 million as at the date of this filing;
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
101**

The following condensed consolidated interim financial statements from the Aptose Biosciences Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) statements of operations and comprehensive loss, (ii) balance sheets, (iii) statements of changes of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May, 2026.

APTOSE BIOSCIENCES INC.

By:	/s/ William G. Rice, Ph.D.
William G. Rice, Ph.D. President and Chief Executive Officer